Form 10-Q
period 1998-09-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 1998-12-29
CIK 835357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: [       ]

                     MONY LIFE INSURANCE COMPANY OF AMERICA
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ARIZONA                                       86-0222062
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                 1740 BROADWAY
                            NEW YORK, NEW YORK 10019
                                 (212) 708-2000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                      NONE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No [X]

     As of December 23, 1998, there were 2 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
         ITEM 1: Unaudited Interim Condensed Financial Statements of
         Admitted Assets, Liabilities, Capital & Surplus -- Statutory
                 Basis as of September 30, 1998, and December 31,
                 1997................................................      3
         Unaudited Interim Condensed Statements of Operations for the
         three-months ended September 30, 1998 and 1997..............      4
         Unaudited Interim Condensed Statements of Operations for the
         nine-months ended September 30, 1998 and 1997...............      5
         Unaudited Interim Condensed Statements of Capital and
         Surplus for the nine-months ended September 30, 1998 and
          1997.......................................................      6
         Unaudited Interim Condensed Statements of Cash Flows for the
         nine-months ended September 30, 1998 and 1997...............      7
         Notes to Unaudited Interim Condensed Statutory Financial
          Statements.................................................   8-12
         ITEM 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................  13-24
PART II  OTHER INFORMATION
         ITEM 1: Legal Proceedings...................................     25
         ITEM 2: Changes in Securities and Use of Proceeds...........     25
         ITEM 3: Defaults upon Senior Securities.....................     25
         ITEM 4:Submission of Matters to a Vote of Security
                Holders..............................................     25
         ITEM 5: Other Information...................................     25
         ITEM 6: Exhibits and Reports on Form 8-K....................     25
SIGNATURES...........................................................     26

FORWARD LOOKING STATEMENTS

     The Management of MONY Life Insurance Company of America (the "Company") has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's and its parent company's other public filings, press releases, oral presentations and discussions and the following; (i) the success of the recently implemented "tiering" of the Company's career agency sales force, and the ability to attract and retain productive agents; (ii) The Company's ability to control operating expenses;
(iii) a successful appeal of the order of the New York Superintendent of Insurance approving the parent company's Plan of Reorganization; (iv) a successful appeal of the order of the New York Supreme Court granting the parent company's motion for summary judgement in the case of Goshen v. The Mutual Life Insurance Company of New York; (v) the performance of the stock markets; (vi) the intensity of competition from other financial institutions; (vii) the Company's mortality, morbidity, persistency and claims experience; (viii) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (ix) the Company's financial and claims paying ratings; (x) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xi) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (xii) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption and (xiii) the risks associated with Year 2000 non-compliance by the Company, the parent company, and third-parties (including vendors and suppliers, reinsurers and others doing business with the Company), unanticipated costs associated with Year 2000 compliance due to, among other things the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of certain resources including personnel and timely and accurate responses and corrections by third parties.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   UNAUDITED INTERIM CONDENSED STATEMENTS OF
                     ADMITTED ASSETS, LIABILITIES, CAPITAL
                         AND SURPLUS -- STATUTORY BASIS

                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                          ASSETS
Cash and invested assets:
  Cash and short-term investments...........................   $   34,640       $   45,956
  Bonds.....................................................    1,053,051        1,074,724
  Common stocks.............................................           37              981
  Mortgage loans............................................      136,930          134,828
  Real estate...............................................        9,437           22,627
  Policy loans..............................................       50,494           45,892
  Other invested assets.....................................        7,627            7,001
                                                               ----------       ----------
          Total cash and invested assets....................    1,292,216        1,332,009
Investment income due and accrued...........................       21,718           22,402
Other assets................................................        4,064              247
Separate account assets.....................................    3,745,009        3,606,711
                                                               ----------       ----------
          Total assets......................................   $5,063,007       $4,961,369
                                                               ==========       ==========

                             LIABILITIES, CAPITAL AND SURPLUS
Liabilities:
  Life insurance and annuity reserves.......................   $1,205,952       $1,241,979
  Deposits left with the Company............................       25,360           23,197
  Policy claims in process of settlement....................        8,216            8,331
  Federal income taxes due or accrued.......................       28,575           17,837
  Transfers from separate accounts..........................     (144,877)        (128,943)
  Other liabilities.........................................       25,865           32,869
  Separate account liabilities..............................    3,745,009        3,606,711
  Interest maintenance reserve..............................        5,205            3,965
  Investment reserves.......................................        6,000            6,000
  Asset valuation reserve...................................       14,950           16,272
                                                               ----------       ----------
          Total liabilities.................................    4,920,255        4,828,218
Capital and surplus:
  Capital stock, $1.00 par value; authorized, 5,000,000
     shares Issued and outstanding, 2,500,000 shares........        2,500            2,500
  Additional paid-in capital................................      133,500          133,500
  Unassigned funds..........................................        6,752           (2,849)
                                                               ----------       ----------
          Total capital and surplus.........................      142,752          133,151
                                                               ----------       ----------
          Total liabilities, capital and surplus............   $5,063,007       $4,961,369
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENTS
                        OF OPERATIONS -- STATUTORY BASIS
                                 (IN THOUSANDS)

                                                                    FOR THE
                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Premiums, annuity considerations and fund deposits..........  $192,088    $198,373
Net investment income.......................................    24,034      25,154
Other income (net)..........................................       262         130
                                                              --------    --------
                                                               216,384     223,657
Policyholder and contractholder benefits....................   118,278     103,717
Change in policy and contract reserves......................    (8,003)    (12,920)
Commissions.................................................     8,139       9,424
Operating expenses..........................................    22,165      14,007
Transfer to separate accounts...............................    73,729      95,790
                                                              --------    --------
                                                               214,308     210,018
Net gain from operations before federal income taxes........     2,076      13,639
Federal income taxes........................................     1,500       7,000
                                                              --------    --------
Net gain from operations....................................       576       6,639
Net realized capital losses.................................      (383)     (1,998)
                                                              --------    --------
Net Income..................................................  $    193    $  4,641
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                     UNAUDITED INTERIM CONDENSED STATEMENTS
                        OF OPERATIONS -- STATUTORY BASIS
                                 (IN THOUSANDS)

                                                                    FOR THE
                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Premiums, annuity considerations and fund deposits..........  $634,908    $593,624
Net investment income.......................................    72,256      74,893
Other income (net)..........................................       248         248
                                                              --------    --------
                                                               707,412     668,765
Policyholder and contractholder benefits....................   382,104     295,575
Change in policy and contract reserves......................   (33,864)    (34,736)
Commissions.................................................    27,240      27,292
Operating expenses..........................................    66,231      44,029
Transfer to separate accounts...............................   248,784     302,198
                                                              --------    --------
                                                               690,495     634,358
Net gain from operations before federal income taxes........    16,917      34,407
Federal income taxes........................................     9,087      17,390
                                                              --------    --------
Net gain from operations....................................     7,830      17.017
Net realized capital losses.................................      (462)     (3,895)
                                                              --------    --------
Net Income..................................................  $  7,368    $ 13,122
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   UNAUDITED INTERIM CONDENSED STATEMENTS OF
                     CAPITAL AND SURPLUS -- STATUTORY BASIS
                                 (IN THOUSANDS)

                                                                    FOR THE
                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Capital and surplus, beginning of period....................  $133,151    $121,814
Net income..................................................     7,368      13,122
Change in net unrealized capital gains......................       244       3,131
Change in non-admitted assets...............................       667          22
Change in asset valuation reserve...........................     1,322      (1,753)
                                                              --------    --------
Net change in capital and surplus for the period............     9,601      14,522
Capital and surplus, end of period..........................  $142,752    $136,336
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENTS
                        OF CASH FLOWS -- STATUTORY BASIS
                                 (IN THOUSANDS)

                                                                     FOR THE
                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
CASH FROM OPERATIONS:
  Premiums, annuity considerations and fund deposits........  $633,995    $ 593,624
  Investment income, net of investment expenses.............    72,272       71,617
  Other income..............................................       248          247
  Policy benefits paid......................................  (385,903)    (295,944)
  Transfers to separate accounts............................  (264,717)    (331,069)
  Commissions, other expenses and taxes paid................   (90,826)     (70,065)
  Federal income taxes (excluding tax on capital gains).....         0           (3)
                                                              --------    ---------
       Net cash from operations.............................   (34,931)     (31,593)
                                                              --------    ---------
CASH FROM INVESTMENTS:
  Proceeds from investments sold, matured or repaid:
     Bonds..................................................   133,440       95,550
     Stocks.................................................       955        1,050
     Mortgage loans.........................................    16,301       31,220
     Real estate............................................    14,018       13,924
     Other invested assets..................................       609        5,389
     Other..................................................        (6)       4,243
                                                              --------    ---------
          Total investment proceeds.........................   165,317      151,376
                                                              --------    ---------
  Cost of investments acquired:
     Bonds..................................................   109,527      124,137
     Stocks.................................................         0           68
     Mortgage loans.........................................    17,936        7,801
     Real estate............................................       382        1,030
     Other invested assets..................................     1,236          489
     Change in policy loans.................................     4,602        3,851
                                                              --------    ---------
          Total investments acquired........................   133,683      137,376
                                                              --------    ---------
       Net cash from investments............................    31,634       14,000
                                                              --------    ---------
CASH FROM FINANCING AND MISCELLANEOUS SOURCES:
  Cash provided:
     Increase in paid capital...............................         0            0
     Other sources..........................................    (8,019)         589
                                                              --------    ---------
       Net cash from financing and miscellaneous sources....    (8,019)         589
                                                              --------    ---------
       Net change in cash and short-term investments........   (11,316)     (17,004)
Cash and short-term investments, beginning of period........    45,956       90,207
                                                              --------    ---------
Cash and short-term investments, end of period..............  $ 34,640    $  73,203
                                                              ========    =========

   The accompanying notes are an integral part of these financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

      NOTES TO UNAUDITED INTERIM CONDENSED STATUTORY FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS:

     MONY Life Insurance Company of America (the "Company"), an Arizona corporation, is a wholly owned subsidiary of The Mutual Life Insurance Company of New York ("MONY"), a mutual life insurance company. The Company's primary business is to provide interest-sensitive and variable life insurance and asset accumulation products to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY's career agency sales force. These products are sold throughout the United States (except New York) and Puerto Rico.

     On November 16, 1998, pursuant to an order by the New York Superintendent of Insurance approving its Plan of Reorganization (the "Plan") under Section 7312 of the New York Insurance Law, as amended, MONY converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of The MONY Group Inc., (the "MONY Group"), a Delaware corporation organized for the purpose of becoming the parent holding company of MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock at an initial public offering price of $23.50 per share. The shares of common stock issued in the Offerings are in addition to approximately 34.1 million shares of common stock of the MONY Group which, pursuant to the Plan, are distributable to MONY policyholders in exchange for their membership interests in MONY. Effective November 16, 1998, MONY changed its name to MONY Life Insurance Company ("MONY Life").

2.  BASIS OF PRESENTATION:

     The accompanying unaudited interim condensed statutory financial statements are prepared in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arizona ("statutory"), which is a comprehensive basis of accounting other than generally accepted accounting principles ("GAAP"). The preparation of statutory financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of results of operations and changes in surplus during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company's statutory financial statements include those used in determining (i) valuation reserves for mortgage loans and real estate investments, and (ii) the liability for future policy benefits.

     These statutory statements should be read in conjunction with the statutory financial statements of the Company for the year ended December 31, 1997. The statutory results of operations for the three and nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     In financial statements prepared in conformity with statutory accounting, the accounting treatment of certain items is different than for financial statements prepared in conformity with GAAP. Some of the general differences include:

     - Policy acquisition costs, such as commissions and other costs incurred in connection with acquiring new and renewal business, are expensed when incurred; under GAAP, such costs are deferred and amortized over the expected life of the contracts as a constant percentage based on the present value of expected gross profits.

     - Premiums for universal life and investment-type products are recognized as revenue when due; under GAAP, they are reported as deposits to policyholders' account balances. Revenues from these

                     MONY LIFE INSURANCE COMPANY OF AMERICA

            NOTES TO UNAUDITED INTERIM CONDENSED STATUTORY FINANCIAL
                           STATEMENTS -- (CONTINUED)

       contracts under GAAP consist of amounts assessed during the period against policyholders' account balances for mortality, policy administration and surrender charges.

     - Policy reserves are based on statutory mortality and interest requirements, without consideration of withdrawals, and are reported net of reinsurance reserve credits; under GAAP, the reserves for interest sensitive life and annuity products are equal to the fund value and are reported gross of reinsurance reserve credits.

     - No provision is made for deferred income taxes; under GAAP, deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     - An interest maintenance reserve ("IMR") is established as a liability to capture realized investment gains and losses, net of tax, on the sale of fixed maturities and mortgage loans resulting from changes in the general level of interest rates, and is amortized into income over the remaining years to expected maturity of the assets sold; under GAAP, assets are carried on the balance sheet, net of appropriate valuation allowances.

     - An asset valuation reserve ("AVR"), based upon a formula prescribed by the NAIC, is established as a liability to offset potential non-interest related investment losses, and changes in the AVR are charged or credited to surplus; under GAAP, no such reserve is required.

     - Bonds in good standing are generally carried at amortized cost; under GAAP, bonds which are classified as available for sale are carried at fair value and the related change in unrealized gains and losses, net of related deferred taxes and an adjustment for deferred policy acquisition costs, is reported as a component of other comprehensive income in equity.

     - Certain assets designated as "non-admitted," are excluded from assets by a direct charge to surplus; under GAAP, such assets are carried on the balance sheet, net of appropriate valuation allowances.

     - Methods used for calculating real estate and mortgage loan values and real estate depreciation under statutory reporting are different from those used for GAAP.

     - Cash equivalents are defined as all highly liquid debt securities with original maturities of twelve months or less; under GAAP, cash equivalents are defined as short-term, highly liquid investments, which generally have original maturities of three months or less.

     The following is a description of the Company's principal statutory accounting policies:

  a.  Premiums and Insurance Expenses

     Premiums are included in revenue over the premium payment periods of the related policies. Annuity considerations and fund deposits are included in revenue as received.

     The costs of acquiring new business, primarily commissions, underwriting, agency and other costs related to issuance, maintenance and settlement of policies are charged to operations in the year incurred.

  b.  Investments

     Bonds are stated at amortized cost, except those bonds not in good standing, which are carried at NAIC-designated values, which approximate fair value. Loan-backed bonds and structured securities are valued at amortized cost using the effective interest method considering anticipated prepayments at the date of purchase; significant changes in the estimated cash flows from the original purchase assumptions are accounted for using the retrospective method. Common stocks are carried at fair value. Policy loans are

                     MONY LIFE INSURANCE COMPANY OF AMERICA

            NOTES TO UNAUDITED INTERIM CONDENSED STATUTORY FINANCIAL
                           STATEMENTS -- (CONTINUED)

carried at their unpaid principal balances. Short-term investments are carried at amortized cost and consist of securities with original maturities of twelve months or less.

     Mortgage loans other than those in process of foreclosure are carried at their unpaid principal balances adjusted for unamortized premium or discount. Real estate owned for investment is carried at depreciated cost, less encumbrances, if any. Joint ventures in real estate are included in Other Invested Assets and are carried principally at their equity value. Other investments are generally carried at cost.

     Real estate acquired through foreclosure is carried at the lower of cost, less accumulated depreciation and encumbrances, if any, or estimated fair value at the time of foreclosure. There were no encumbrances on equity real estate as of September 30, 1998 and December 31, 1997. Mortgage loans in process of foreclosure are carried at the lower of the current carrying value or estimated fair value. Fair value is determined by using the estimated discounted cash flows expected from the underlying real estate properties. These projected cash flows are based on estimates regarding future operating expenses, lease rates, occupancy levels and investors' targeted yields.

     The Company provides, through a direct charge to surplus, an investment valuation reserve for permanent impairment of real estate investments, joint ventures in real estate, mortgage loans delinquent for more than 60 days and restructured mortgage loans. This reserve reflects, in part, the excess of the carrying value of such assets over the estimated undiscounted cash flows expected from the underlying real estate properties. These projected cash flows are based on estimates similar to those described in the preceding paragraph. The Company's investment valuation reserve was $6 million as of September 30, 1998 and December 31, 1997.

     Derivative instruments are valued consistently with the items being hedged. Hedges of fixed income assets and/or liabilities are valued at amortized cost. Derivatives that cease to be effective hedges are valued at market value.

     Realized capital gains and losses on sales of investments are determined on the basis of specific identification. Unrealized capital gains and losses are recorded directly to surplus. Investment income is recognized as earned. Investment income earned includes the amortization of premium and accretion of discount relative to bonds acquired at other than their par value and excludes certain overdue due and accrued interest income.

  c.  Interest Maintenance Reserve and Asset Valuation Reserve

     Realized investment gains and losses (net of tax) for bonds and mortgage loans resulting from changes in interest rates are deferred, and credited or charged to the IMR. These amounts are amortized into net income over the remaining years to expected maturity of the assets sold. The AVR is based upon a formula prescribed by the NAIC and functions as a reserve for potential non-interest related investment losses. In addition, realized investment gains and losses (not subject to the IMR) and unrealized gains and losses result in changes in the AVR which are recorded directly to surplus.

  d.  Policy Reserves

     Policy reserves for deferred annuity contracts are computed by using the Commissioners' Annuity Reserve Valuation Method by using the 1971 IAM Table for contracts issued before 1983 and the 1983 Table A for contracts issued since 1983 and prescribed statutory interest rates. Policy reserves for universal life and single premium whole life contracts are computed by using the Commissioners' Reserve Valuation Method and by using the 1958 and 1980 CSO Tables, and prescribed statutory interest rates.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

            NOTES TO UNAUDITED INTERIM CONDENSED STATUTORY FINANCIAL
                           STATEMENTS -- (CONTINUED)

  e.  Non-admitted Assets

     Certain assets designated as "non-admitted" assets (principally miscellaneous receivables) are excluded from the statements of admitted assets, liabilities, capital and surplus.

  f.  Separate Account Assets and Liabilities

     Separate account assets and liabilities represent primarily segregated funds administered and invested by the Company for the benefit of certain contractholders. Assets consist of securities reported at market value. Premiums, benefits and expenses of the separate accounts are included in the Company's statements of operations.

  g.  Depreciation

     The Company uses the constant-yield method of depreciation for substantially all investments in real estate and real estate joint ventures and limited partnerships acquired prior to January 1, 1991. Acquisitions subsequent to January 1, 1991 and foreclosed real estate are depreciated on the straight-line method. Real estate assets and improvements are generally depreciated over ten to forty-year periods and leasehold improvements are depreciated over the lives of the leases. For the nine month period ended September 30, 1998 and September 30, 1997, depreciation expense was $0.4 million and $0.9 million respectively. Accumulated depreciation was $2.4 million and $4.4 million for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

  h.  Cash Flows

     Short-term investments are characterized as cash equivalents for purposes of the statements of cash flows.

4.  COMMITMENTS AND CONTINGENCIES

     In late 1995 and during 1996, a number of purported class actions were commenced in various state and federal courts against the Company and MONY (the "Companies") alleging that the Companies engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies during the period January 1, 1982 through December 31, 1995. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). The Companies have answered the complaints in each action (except for one being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Companies and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Companies filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the Multidistrict Litigation has entered an order recognizing the Goshen case as the lead case and essentially holding all of the federal cases in abeyance pending the action of the Goshen case.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

            NOTES TO UNAUDITED INTERIM CONDENSED STATUTORY FINANCIAL
                           STATEMENTS -- (CONTINUED)

     On October 21, 1997, the New York State Supreme Court granted the Companies' motion for summary judgment and dismissed all claims filed in the Goshen case against the Company. The order by the New York State Supreme Court has been appealed to the Appellate Division by plaintiffs and all actions before the United States District Court for the District of Massachusetts are still pending.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     In the opinion of management of the Company, resolution of contingent liabilities arising from litigation, income taxes and other matters will not have a material adverse effect on the Company's statutory surplus or results of operations.

     At September 30, 1998, the Company had a commitment to issue $10.4 million fixed rate farm loans with an interest rate of 6.75% to 7.50%. There were no outstanding bond or commercial mortgage commitments as of September 30, 1998.

5.  RELATED PARTY TRANSACTIONS:

     During 1998, the Company made effective two additional investment advisory and service agreements with related parties.

     The Company has an Investment Advisory Agreement with MONY Private Assets Trust to act as investment advisors to and manager for the Trust. The fees are computed in accordance with the terms of the agreement.

     The Company has a service agreement with MONY (the Parent), whereby MONY makes available services for the conduct of the Company's business as investment advisor to MONY Private Assets Trust. The fees are computed in accordance with the terms of the agreement.

ITEM 2:

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The following discussion addresses the statutory-basis financial condition and results of operations of MONY Life Insurance Company of America ("MLOA" or the "Company") for the periods indicated. This discussion should be read in conjunction with the Company's statutory-basis financial statements, notes to statutory-basis financial statements and other statutory-basis financial information included elsewhere.

     The following summarizes the Company's statutory-basis results of operations for the periods indicated:

                                                             FOR THE THREE            FOR THE NINE
                                                             MONTH PERIODS           MONTH PERIODS
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          --------------------    --------------------
                                                            1998        1997        1998        1997
                                                          --------    --------    --------    --------
                                                                          ($ MILLIONS)
STATEMENT OF OPERATIONS
REVENUES:
Premiums, Annuity Considerations, and Fund Deposits.....   $192.1      $198.4      $634.9      $593.6
Net Investment Income...................................     24.0        25.1        72.3        74.9
Other Income, Net.......................................      0.3         0.1         0.2         0.3
                                                           ------      ------      ------      ------
     Total Income.......................................    216.4       223.6       707.4       668.8
BENEFITS & EXPENSES:
Policyholder and Contractholder Benefits................    118.3       103.7       382.1       295.6
Change in Policy and Contract Reserves..................     (8.0)      (12.9)      (33.9)      (34.7)
Commissions.............................................      8.1         9.4        27.3        27.3
Operating Expenses......................................     22.2        14.0        66.2        44.0
Transfers to Separate Accounts..........................     73.7        95.8       248.8       302.2
                                                           ------      ------      ------      ------
     Total Benefits and Expenses........................    214.3       210.0       690.5       634.4
Net Gain from Operations Before Federal Income Taxes....      2.1        13.6        16.9        34.4
Federal Income Taxes....................................      1.5         7.0         9.1        17.4
                                                           ------      ------      ------      ------
Net Gain from Operations................................      0.6         6.6         7.8        17.0
Net Realized Capital Gains/(Losses).....................     (0.4)       (2.0)       (0.4)       (3.9)
                                                           ------      ------      ------      ------
Net Income..............................................   $  0.2      $  4.6      $  7.4      $ 13.1
                                                           ======      ======      ======      ======

  Three Month Period Ended September 30, 1998 Compared to the Three Month Period Ended September 30, 1997

     Net gain from operations before federal income taxes was $2.1 million for the three month period ended September 30, 1998 as compared to $13.6 million for the three month period ended September 30, 1997, a decrease of $11.5 million or 84.6%. The principal reason for the decrease was lower premiums and annuity considerations of $6.3 million, higher policyholder and contractholder benefits of $14.6 million, higher operating expenses of $8.2 million, increased policy and contract reserves of $4.9 million, offset with $22.1 million in lower transfers to separate accounts.

     Premiums, Annuity Considerations, and Fund Deposits were $192.1 million for the three month period ended September 30, 1998, a decrease of $6.3 million or 3.2%, from $198.4 million recorded for the three month period ended September 30, 1997. The principal reasons for the change from period to period are as follows:

          Total premiums and annuity considerations were $65.3 million for the three months ended September 30, 1998 compared to $37.6 million for the same period in 1997, an increase of $27.7 million.

     The new Corporate Sponsored Variable Universal Life (CSVUL) product, introduced in 1997, accounted for most of the change in premiums with an increase of $24.8 million as compared to the prior year three month period.

          Annuity and other fund deposits decreased from $152.8 million for the three month period ended September 30, 1997 to $118.0 million for the three month period ended September 30, 1998, a decrease of $34.8 million. Most of the decrease is explained by flexible premium variable annuity sales (FPVA) declining by $33.8 million between the periods.

     Net investment income decreased by $1.1 million or 4.5%, to $24.0 million for September 30, 1998 from $25.1 million at September 30, 1997 due primarily to lower interest rates on new investments and declining asset balances in the general account.

     Policyholder and Contractholder Benefits were $118.3 million for the three month period ended September 30, 1998, an increase of $14.6 million or 14.1%, from $103.7 million recorded for the three month period ended September 30, 1997. The principal reasons for the change from period to period are as follows:

          Death benefits for the three month period ended September 30, 1998 were $6.5 million compared to $8.3 million in the prior year period, a decrease of $1.8 million due to lower payouts for death claims for the single premium whole life product, and better experience on reinsured business.

          Annuity benefits at $6.3 million for the three month period ended September 30, 1998 increased slightly by $0.5 million from the prior year three month period. Annuity benefits were $5.8 million for the third quarter of 1997.

          Surrenders for the three month period ended September 30, 1998 were $96.4 million compared to $76.5 million for the three month period ended September 30, 1997. The increase of $19.9 million was due to increased withdrawals of FPVA contracts partially offset by lower withdrawals of single premium deferred annuities ("SPDA's").

          Payments on supplementary contracts without life contingencies decreased by $4.0 million from $12.0 million for the three month period ended September 30, 1997 to $8.0 million for the three month period ended September 30, 1998.

     Change in policy and contract reserves went from ($12.9) million for the three months ended September 30, 1997 to ($8.0) million for the comparable period in 1998, a $4.9 million change or 38.1%. The principal reasons for the change are as follows:

          The change in reserve for life policies was an increase of $4.8 million for the three month period ended September 30, 1998 compared to an increase of $6.9 million for the three months ended September 30, 1997, a $2.1 million lower reserve change between the periods. This change is due primarily to lower premiums and higher surrenders for the universal life product during the third quarter of 1998 versus the third quarter of 1997.

          The change in liability for premiums and other deposit funds had a decrease of $17.5 million in the three month period ended September 30, 1997 compared to a decrease of $14.8 million for the three month period ended September 30, 1998. The decrease in both years reflects reduced deposit liabilities for single premium deferred annuities.

     Commissions decreased slightly by $1.3 million from $9.4 million in the third quarter of 1997 to $8.1 million in the third quarter of 1998 due to lower volume of sales of variable annuity products between the periods.

     Operating Expenses increased by $8.2 million or 58.6% from $14.0 million for the three month period ended September 30, 1997 to $22.2 million to the comparable three month period in 1998. The principal reason for the increase is that the Company incurs higher charges from the parent company for services provided based on the Company's production levels and changes in the mix of product sales.

     Transfers to separate accounts decreased by $22.1 million or 23.0% from $95.8 million for the three month period ended September 30, 1997 to $73.7 million for the three month period ended September 30, 1998. This decrease is due to lower FPVA deposits in addition to higher FPVA withdrawals and asset charges for the third quarter of 1998 compared to the similar period in 1997.

     Federal income taxes decreased from $7.0 million in the three month period ended September 30, 1997 to $1.5 million in the three month period ended September 30, 1998, a decrease of $5.5 million, due primarily to lower operating income.

     Net Realized Capital Losses changed by $1.6 million from ($2.0) million for the three months ended September 30, 1997 to ($0.4) million for the comparable period in 1998. Following is a summary of the change in realized capital gains and (losses) for the periods indicated by asset type:

                                                               THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
                                                               ($ MILLIONS)
REALIZED CAPITAL GAINS (LOSSES)
Bonds.......................................................  $ 0.7    $(2.9)
Common stock................................................    0.0      0.7
Real estate and mortgage loans..............................    0.1      0.5
                                                              -----    -----
  Subtotal..................................................    0.8     (1.7)
Taxes.......................................................   (0.3)    (0.1)
Transferred to Interest Maintenance Reserve (IMR), net of
  taxes.....................................................   (0.9)    (0.2)
                                                              -----    -----
  Net realized capital losses...............................  $(0.4)   $(2.0)
                                                              =====    =====

     The change in net realized capital losses for the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997 is primarily the result of higher bond prepayment gains as well as the disposal of a defaulted bond in the third quarter of 1997 at a loss. During the third quarter of 1998 and 1997, realized capital gains resulting from changes in interest rates on fixed income securities of $0.9 million (net of $0.5 million tax) and $0.2 million (net of $0.1 million tax), respectively, were transferred to the Company's IMR for future amortization into net income.

  Nine Month Period Ended September 30, 1998 Compared to the Nine Month Period Ended September 30, 1997:

     Net gain from operations before federal income taxes was $16.9 million for the nine month period ended September 30, 1998 as compared to $34.4 million for the nine months ended September 30, 1997, a decrease of $17.5 million or 50.9%. The principal reason for the decrease was higher premiums and annuity considerations of $41.3 million and lower transfers to separate accounts of $53.4 million, more than offset by higher policyholder and contractholder benefit expense of $86.5 million and higher operating expense of $22.2 million and lower net investment income of $2.6 million between the periods.

     Premiums, Annuity Considerations, and Fund Deposits were $634.9 million for the nine month period ended September 30, 1998, an increase of $41.3 million or 7.0%, from $593.6 million recorded for the nine month period ended September 30, 1997. The principal reasons for the change from period to period are as follows:

          Total premiums and annuity considerations were $192.6 million for the nine month period ended September 30, 1998 compared to $103.4 million for the nine month period ended September 30, 1997, an increase of $89.2 million. The new Corporate Sponsored Variable Universal Life (CSVUL) product, introduced in 1997, accounted for most of the change in premiums with an increase of $79.1 million for the nine months ended September 30, 1998 as compared to the prior year period. Premiums for the Variable Universal Life (VUL) product, increased $18.1 million for the first nine months of 1998 as compared to the prior year nine month period in 1997. These increases were partially offset by an increase of $8.1 million in premiums paid to reinsurers from $7.1 million for the nine months ended September 30, 1997 to $15.2 million for the comparable period in 1998 mostly due to the CSVUL and VUL production increases.

          Annuity and other fund deposits decreased from $468.8 million for the nine month period ended September 30, 1997 to $421.1 million for the nine month period ended September 30, 1998, a decrease of $47.7 million. Flexible premium variable annuity sales declined by $45.2 million and single premium deferred annuity sales decreased by $2.2 million between the periods.

     Net investment income decreased by $2.6 million or 3.5%, to $72.3 million for the nine months ended September 30, 1998 from $74.9 million for the prior year period ended September 30, 1997 due primarily to lower interest rates on new investments and declining asset balances in the general account.

     Policyholder and Contractholder Benefits were $382.1 million for the nine month period ended September 30, 1998, an increase of $86.5 million or 29.3%, from $295.6 million recorded for the nine month period ended September 30, 1997. The principal reasons for the change from period to period are as follows:

          Death benefits for the nine month period ended September 30, 1998 were $18.1 million compared to $19.6 million for the nine month period ended September 30, 1997, a decrease of $1.5 million due to lower payouts for death claims for the universal life product.

          Annuity benefits at $22.0 million for the nine month period ended September 30, 1998 are $4.3 million higher than the $17.7 million for the comparable nine month period in 1997 due primarily to increased payouts on FPVA contracts resulting from death claims.

          Surrenders for the nine month period ended September 30, 1998 were $314.1 million compared to $225.0 million for the nine month period ended September 30, 1997. This increase of $89.1 million was due to increased withdrawals of FPVA contracts partially offset by lower withdrawals of single premium deferred annuities ("SPDA's").

          Payments on supplementary contracts without life contingencies decreased by $5.7 million from $30.2 million for the nine months ended September 30, 1997 to $24.5 million for the nine month period ended September 30, 1998.

     Change in policy and contract reserves went from ($34.7) million for the nine months ended September 30, 1997 to ($33.9) million for the comparable period in 1998, a $0.8 million change or 2.3%. The principal reasons for the change are as follows:

          The change in reserve for life policies was an increase of $19.6 million for the nine month period ended September 30, 1998 compared to an increase of $18.8 million for the nine month ended September 30, 1997, a $0.8 million change due primarily to higher reserves for single premium whole life, and level term insurance offset with lower reserves for variable universal life.

          The change in liability for premiums and other deposit funds had a decrease of $52.0 million in the nine month period ended September 30, 1997 compared to a decrease of $55.6 million for the nine month period ended September 30, 1998. The change reflects lower deposit liabilities due to decreased deposits for all products and increased flexible premium variable annuity (FPVA) withdrawals.

          The change in reserves for supplementary contracts without life contingencies increased by $3.7 million from a credit of $1.6 million for the nine month period ended September 30, 1997 to a charge of $2.1 million for the nine month period ended September 30, 1998.

     Commissions remained flat between the nine month period ended September 30, 1998 and the prior year period at approximately $27.3 million for both periods.

     Operating Expenses increased by $22.2 million or 50.4% from $44.0 million for the nine month period ended September 30, 1997 to $66.2 million for the comparable period in 1998. The principal reason for the increase is that the Company incurred higher charges from the parent company for services provided based on the Company's production levels and changes in the mix of product sales.

     Transfers to separate accounts decreased by $53.4 million or 17.7% from $302.2 million for the nine month period ended September 30, 1997 to $248.8 million for the nine month period ended September 30, 1998. The decrease was due to lower FPVA deposits in addition to higher FPVA withdrawals and asset charges for the first nine months of 1998 compared to the similar period in 1997.

     Federal income taxes decreased from $17.4 million for the nine month period ended September 30, 1997 to $9.1 million for the nine month period ended September 30, 1998 due primarily to lower operating income.

     Net Realized Capital Losses changed by $3.5 million from ($3.9) million for the nine months ended September 30, 1997 to ($0.4) million for the comparable period in 1998. Following is a summary of the change in realized capital gains and (losses) for the periods indicated by asset type:

                                                               NINE MONTHS
                                                                  ENDED
                                                               SEPTEMBER 30
                                                              --------------
                                                              1998     1997
                                                              -----    -----
                                                               ($ MILLIONS)
REALIZED CAPITAL GAINS (LOSSES)
Bonds.......................................................  $ 1.9    $(3.4)
Common stock................................................    0.2      0.7
Real estate and mortgage loans..............................    1.0      0.0
Other invested assets.......................................    0.0     (0.2)
Derivative instruments......................................    0.0     (0.0)
                                                              -----    -----
  Subtotal..................................................    3.1     (2.9)
Taxes.......................................................   (1.6)    (0.4)
Transferred to Interest Maintenance Reserve (IMR), net of
  taxes.....................................................   (1.9)    (0.6)
                                                              -----    -----
  Net realized capital losses...............................  $(0.4)   $(3.9)
                                                              =====    =====

     The change in net realized capital losses for the first nine months of 1998 as compared to the first nine months of 1997 is primarily the result of higher gains on the sale of real estate properties and higher bond and mortgage prepayment gains for the first nine months of 1998, as well as the disposal of a defaulted bond in the first nine months of 1997 at a loss. During the first nine months of 1998 and 1997, realized capital gains resulting from changes in interest rates on fixed income securities of $1.9 million (net of $1.0 million tax) and $0.6 million (net of $0.4 million tax), respectively, were transferred to the Company's IMR for future amortization into net income.

  Financial Position

     The asset mix of the Company as of September 30, 1998 and December 31, 1997 continues to reflect management's commitment to provide adequate liquidity and limit new investments to investment grade bonds, with some selective purchases of National Association of Insurance Commissioners ("NAIC") category 3 bonds and agricultural mortgages.

     The Company's assets as of September 30, 1998 and December 31, 1997 are as follows:

                                                   SEPTEMBER 30,        DECEMBER 31,
                                                 -----------------    -----------------
                                                   1998        %        1997        %
                                                 --------    -----    --------    -----
                                                              ($ MILLIONS)
Bonds..........................................  $1,053.0     81.5    $1,074.7     80.7
Cash and short-term investments................      34.6      2.7        46.0      3.5
Common stocks..................................       0.0      0.0         1.0      0.1
Mortgage loans on real estate
  Commercial mortgages.........................      29.2      2.3        35.3      2.6
  Agricultural mortgages.......................     107.7      8.3        99.5      7.5
Policy loans...................................      50.5      3.9        45.9      3.4
Real estate
  Foreclosed...................................       4.2      0.3        14.9      1.1
  For investment...............................       5.3      0.4         7.7      0.6
Other invested assets..........................       7.7      0.6         7.0      0.5
                                                 --------    -----    --------    -----
Total invested assets..........................   1,292.2    100.0     1,332.0    100.0
Other..........................................      25.8                 22.7
                                                 --------             --------
Total General Accounts Assets..................   1,318.0              1,354.7
Separate Accounts..............................   3,745.0              3,606.7
                                                 --------             --------
Total Assets...................................  $5,063.0             $4,961.4
                                                 ========             ========

     Bonds eligible for amortization under rules promulgated by the NAIC are carried at amortized cost, while all other bonds are carried at values adopted by the NAIC, which approximate fair market value. Loan backed bonds and structured securities are valued at amortized cost using the effective interest method considering anticipated prepayments at the date of purchase; significant changes in the estimated cash flows from the original purchase assumptions are accounted for using the retrospective method.

     Real estate acquired through foreclosure is carried at the lower of cost or the estimated fair value at the time of foreclosure, less accumulated depreciation and encumbrances. Mortgage loans in process of foreclosure are also carried at the lower of cost or the estimated fair value. Fair value is determined by using the estimated discounted cash flows expected from the underlying real estate properties. These projected cash flows are based on estimates regarding future operating expenses, lease rates, occupancy levels and investors' targeted yields.

     The Company provides, through a direct charge to surplus, an investment valuation reserve for permanent impairment of real estate investments, joint venture partnerships in real estate, mortgage loans delinquent for more than 60 days and restructured mortgage loans. This reserve reflects, in part, the excess of the carrying value of such assets over the estimated undiscounted cash flows expected from the underlying real estate properties. These projected cash flows are based on estimates similar to those described in the preceding paragraph. As of September 30, 1998 and December 31, 1997, the Company's investment reserve for its mortgage loans and real estate investments was $6 million.

     Cash and short-term investment balances were $34.6 million and $46.0 million, at September 30, 1998 and December 31, 1997, respectively, and have decreased each period as cash proceeds were reinvested in long term bonds.

     The increase in separate account assets from $3,606.7 million at December 31, 1997 to $3,745.0 million at September 30, 1998 is primarily a result of flexible premium variable annuity, variable universal life, and corporate sponsored variable universal life production, offset in part by withdrawals related to the FPVA product.

  Bonds

     The Securities Valuation Office (SVO) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC Designations closely mirror the nationally recognized securities rating organizations' definitions for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (Baa or higher by Moody's or BBB or higher by Standard and Poors) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (Ba or lower by Moody's or BB or lower by Standard and Poors).

     The following tables show the Company's bond investments by NAIC designation at September 30, 1998 and December 31, 1997.

                               SEPTEMBER 30, 1998

                                    TOTAL                    TOTAL
                                   PUBLICLY                PRIVATELY
NAIC RATINGS                        TRADED     % PUBLIC     PLACED      % PRIVATE     TOTAL      % TOTAL
------------                       --------    --------    ---------    ---------    --------    -------
                                                               ($ MILLIONS)
Class 1..........................   $362.5       62.3%      $137.9         29.2%     $  500.4      47.5%
Class 2..........................    199.2       34.3        290.7         61.6         489.9      46.5
                                    ------      -----       ------        -----      --------     -----
Subtotal.........................    561.7       96.6        428.6         90.8         990.3      94.0
Class 3..........................     19.7        3.4         37.1          7.9          56.8       5.4
Class 4..........................      0.0        0.0          5.9          1.3           5.9       0.6
Class 5..........................      0.0        0.0          0.0          0.0           0.0       0.0
Class 6..........................      0.0        0.0          0.0          0.0           0.0       0.0
                                    ------      -----       ------        -----      --------     -----
Totals...........................   $581.4      100.0%      $471.6        100.0%     $1,053.0     100.0%
                                    ======      =====       ======        =====      ========     =====

                               DECEMBER 31, 1997

                                    TOTAL                    TOTAL
                                   PUBLICLY                PRIVATELY
NAIC RATINGS                        TRADED     % PUBLIC     PLACED      % PRIVATE     TOTAL      % TOTAL
------------                       --------    --------    ---------    ---------    --------    -------
                                                               ($ MILLIONS)
Class 1..........................   $390.6       63.0%      $162.7         35.8%     $  553.3      51.5%
Class 2..........................    203.3       32.8        238.4         52.4         441.7      41.1
                                    ------      -----       ------        -----      --------     -----
Subtotal.........................    593.9       95.8        401.1         88.2         995.0      92.6
Class 3..........................     21.0        3.4         45.6         10.0          66.6       6.2
Class 4..........................      5.0        0.8          7.5          1.7          12.5       1.1
Class 5..........................      0.0        0.0          0.0          0.0           0.0       0.0
Class 6..........................      0.0        0.0          0.6          0.1           0.6       0.1
                                    ------      -----       ------        -----      --------     -----
Totals...........................   $619.9      100.0%      $454.8        100.0%     $1,074.7     100.0%
                                    ======      =====       ======        =====      ========     =====

     Total public and private bonds decreased to $1,053.0 million at September 30, 1998 from $1,074.7 million at December 31, 1997. Bonds represented approximately 81.5% and 80.7% of total general account invested assets at September 30, 1998, December 31, 1997, respectively. The Company selectively invests in privately placed bonds to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable public market securities. Private placement investments are made after extensive analysis of the financial condition of the borrower and include protective covenants to assure future quality of the Company's investments. A significant portion of bond investments is in high quality publicly traded bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio. The bond portfolio was comprised of 55.2% public bonds and 44.8% private placements at September 30, 1998 and 57.7% in public bonds and 42.3% in private placements at December 31, 1997.

     At September 30, 1998, approximately 94.0% of the bond portfolio is held in NAIC category 1 and 2 bonds and 100% of its publicly traded bonds were rated in the top three quality categories. There were $0.0 and $0.6 million of non-performing bonds (NAIC category 6) held at September 30, 1998 and December 31, 1997, respectively.

     The Company held $236.5 million of mortgage and asset-backed securities as of September 30, 1998, which represents 18.3% of the total invested assets. Of that amount, $113.1 million (47.8%) are agency-issued pass throughs and collateralized mortgage obligations (CMO's) secured by GNMA, FNMA and FHLMC, and $123.4 million (52.2%) were other types of mortgage and asset-backed securities. The Company actively monitors prepayment risk using quantitative and qualitative methods. Management believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate exposure to losses from prepayment risks associated with rate fluctuations for this portfolio.

  Maturities of Bonds

     The amortized cost and estimated market value of bonds by final maturity date (excluding scheduled sinking funds) as of September 30, 1998 and December 31, 1997 are as follows:

                                                      SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                    ----------------------    ----------------------
                                                                 ESTIMATED                 ESTIMATED
                                                    AMORTIZED      FAIR       AMORTIZED      FAIR
                                                      COST         VALUE        COST         VALUE
                                                    ---------    ---------    ---------    ---------
                                                                      ($ MILLIONS)
Due one year or less..............................  $   86.2     $   86.9     $   23.2     $   23.3
Due after one year through five years.............     346.2        358.6        411.4        418.1
Due after five years through ten years............     343.3        364.6        380.4        391.3
Due after ten years...............................     277.3        286.1        259.7        266.7
                                                    --------     --------     --------     --------
                                                    $1,053.0     $1,096.2     $1,074.7     $1,099.4
                                                    ========     ========     ========     ========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  Mortgage Loans

     As of September 30, 1998, the mortgage loan portfolio is comprised of $29.2 million in commercial loans and $107.7 million in agricultural mortgages. Total mortgage loans represent 10.6% of the general account invested assets.

     The Company has followed a strategy of reducing its commercial mortgage portfolio through sales to third parties, encouraging prepayments, paydowns, and repayments. Since 1991, the Company has not actively made any new commercial loans (other than refinancing existing mortgages and a limited number of purchase money mortgages on selected sales of real estate).

     The Company reduced its commercial mortgage loan portfolio to $29.2 million as of September 30, 1998, from $35.3 million as of December 31, 1997.

     The following table provides the disposition of commercial mortgage maturities during the nine month period ended September 30, 1998 and year ended December 31, 1997:

                      DISPOSITION OF SCHEDULED MATURITIES
                          OF COMMERCIAL MORTGAGE LOANS
                                  ($ MILLIONS)

                                                      FOR THE           FOR THE
                                                 NINE MONTHS ENDED     YEAR ENDED
                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1998               1997
                                                 -----------------    ------------
Repayment......................................        $0.4               $3.6
Extension(1)...................................         1.8                0.0
Borrower Extensions(2).........................         1.9                0.0
In Process of Negotiation......................         0.8                0.0
Restructure Below Market.......................         0.0                0.0
                                                       ----               ----
          Total................................        $4.9               $3.6
                                                       ====               ====

---------------
(1) Includes loans which have had their maturity date extended with all other terms remaining the same.

(2) Includes loans which have had their maturity date extended with a change in interest rates.

     The agricultural loan balance increased to $107.7 million at September 30, 1998 from $99.5 million at December 31, 1997. The increase from December 31, 1997 to September 30, 1998 is explained by $17.9 million of new loans offset by prepayments and paydowns of $9.7 million.

     A schedule of commercial and agricultural mortgage loan maturities as of September 30, 1998 and December 31, 1997 is as follows:

                        MORTGAGE LOAN MATURITY SCHEDULE
                                  ($ MILLIONS)

                                                          SEPTEMBER 30, 1998
                                  ------------------------------------------------------------------
                                                                                    TOTAL
                                  COMMERCIAL      %      AGRICULTURAL      %      MORTGAGES      %
                                  ----------    -----    ------------    -----    ---------    -----
One year or less................    $ 5.2        17.8       $  0.0         0.0     $  5.2        3.8
Over 1 to 3 years...............     13.4        45.9          4.4         4.1       17.8       13.0
Over 3 to 5 years...............      1.0         3.4         10.8        10.0       11.8        8.6
Over 5 to 10 years..............      7.5        25.7         28.2        26.2       35.7       26.1
Over 10 years...................      2.1         7.2         64.3        59.7       66.4       48.5
                                    -----       -----       ------       -----     ------      -----
          Total.................    $29.2       100.0       $107.7       100.0     $136.9      100.0
                                    =====       =====       ======       =====     ======      =====

                                                          DECEMBER 31, 1997
                                  ------------------------------------------------------------------
                                                                                    TOTAL
                                  COMMERCIAL      %      AGRICULTURAL      %      MORTGAGES      %
                                  ----------    -----    ------------    -----    ---------    -----
One year or less................    $ 4.6        13.1       $  0.0         0.0     $  4.6        3.4
Over 1 to 3 years...............     13.7        38.6          3.1         3.1       16.8       12.5
Over 3 to 5 years...............      5.4        15.4         12.5        12.6       17.9       13.3
Over 5 to 10 years..............      9.5        26.9         26.5        26.6       36.0       26.7
Over 10 years...................      2.1         6.0         57.4        57.7       59.5       44.1
                                    -----       -----       ------       -----     ------      -----
          Total.................    $35.3       100.0       $ 99.5       100.0     $134.8      100.0
                                    =====       =====       ======       =====     ======      =====

     The table below provides the problem mortgage loan balance at September 30, 1998 and December 31, 1997 and includes both commercial and agricultural loans.

                PROBLEM COMMERCIAL & AGRICULTURAL MORTGAGE LOANS
                                  ($ MILLIONS)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
Over 90 days.......................................      $ 0.0           $ 0.0
In Process of Foreclosure..........................        0.6             0.6
Restructured loans in Good Standing................       14.8            14.1
                                                         -----           -----
Total..............................................      $15.4           $14.7
                                                         =====           =====

  Equity Real Estate:

     Equity real estate is made up of investment real estate, foreclosed commercial properties and real estate partnerships (included in other assets of $7.1 million and $7.0 million at September 30, 1998 and December 31, 1997, respectively). Real estate investments are 1.3% of general account invested assets as of September 30, 1998.

     Below is a table of the carrying values at September 30, 1998 and December 31, 1997 for these investments:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                                                             ($ MILLIONS)
Real Estate for Investment.........................      $ 5.3           $ 7.7
Foreclosed Urban Properties........................        4.2            14.9
                                                         -----           -----
  Subtotal Real Estate.............................        9.5            22.6
Real Estate Partnerships...........................        7.1             7.0
                                                         -----           -----
  Grand Total Real Estate..........................      $16.6           $29.6
                                                         =====           =====

     Total real estate decreased from $29.6 million at December 31, 1997 to $16.6 million at September 30, 1998 primarily due to sales of real estate properties.

  Commitments

     At September 30, 1998, the Company had commitments to issue $10.4 million of fixed rate farm loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.75% to 7.50%. There were no outstanding commercial mortgage or bond commitments as of September 30, 1998.

  Liquidity

     Net cash used by operations was $34.9 million for the nine months ended September 30, 1998 versus $31.6 million for the nine months ended September 30, 1997. The increase in uses of $3.3 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, is primarily due to higher premiums and annuity considerations of $40.4 million and lower transfers to separate accounts of $66.4 million which was more than offset by higher policy benefit payments of $90.0 million and higher commission expenses paid of $20.8 million.

     As of September 30, 1998, the Company had highly liquid assets of approximately $1.0 billion. Highly liquid assets are comprised of public bonds ($561.7 million) and private bonds ($428.6 million) in NAIC credit quality category ratings of 1 and 2 (investment grade), and cash and short term investments of $34.6 million.

YEAR 2000:

  State of Readiness

     In 1996, MONY, the parent company, initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, MONY retained Command Systems, Inc., and Keane, Inc. to assist MONY and the Company in bringing computer and information systems into Year 2000 compliance. MONY's overall goal for IT-related items is to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. MONY has also retained Technology Resource Solutions to assist in the evaluation of Year 2000 issues affecting the Company's non-IT systems in facilities and equipment which may contain date logic in embedded chips. The Company's overall goal is to have all non-IT systems compliant by mid-1999.

     The scope of the Project includes ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

     The phases of the Project are (i) inventorying Year 2000 items and assigning priorities; (ii) assessing the Year 2000 compliance of items; (iii) remediating or replacing items that are determined not to be Year 2000 compliant; (iv) testing items for Year 2000 compliance; and (v) designing and implementing Year 2000 contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) are Year 2000 compliant, each system is tested using a standard testing methodology which includes unit testing, baseline testing, and future date testing. Future date testing includes critical dates near the end of 1999 and into the year 2000, including leap year testing. For business-critical non-IT systems in buildings, facilities and equipment, approximately 50% had been remediated as of September 30, 1998.

     The inventory and assessment phases of the Project were completed prior to mid 1998. At September 30, 1998, approximately 80% of the Company's application systems had been remediated, tested and re-implemented into production. Approximately 85% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms were deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Based on information obtained, business critical items are scheduled to be compliant and tested by December 31, 1998. Ongoing testing for Year 2000 compliance will take place in the fourth quarter of 1998 and during 1999 as applications, systems software and hardware is upgraded or replaced. For business-critical non-IT systems in buildings, facilities and equipment, approximately 50% had been remediated as of September 30, 1998.

     As part of the Project, significant service providers, vendors, suppliers, and other third parties that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost to MLOA of the Year 2000 Project is approximately $1.1 million. The total amount expended on the Project through September 30, 1998 was $0.7 million. These amounts include costs associated with the current development of contingency plans.

  Risks

     MLOA believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of MLOA, MONY or third parties (which the Company believes is the most reasonable likely worst case scenario) could affect the distribution and sale of interest sensitive life insurance and asset accumulation products and could have a material effect on the Company's statutory surplus and results of operations.

  Contingency Plans

     MONY and MLOA have retained outside consultants to assist in the development of Business Continuity Plans, which includes identification of third party service providers, information systems, equipment, facilities, and other items which are mission critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address failures due to the Year 2000 problem of third parties and other items, which are critical to the ongoing operation of the business. The Contingency Plan includes the performance of alternate processing as well as consideration for changing third party service providers, vendors, and suppliers if necessary. The scheduled date for completion of the Contingency Plan is mid 1999. MLOA believes that due to the pervasive nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     There have been no new material legal proceedings, and no material developments to ongoing legal matters as discussed in footnote 4 to the Notes to the Unaudited Interim Condensed Statutory Financial Statements.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5:  OTHER INFORMATION

     None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          No report on Form 8-K was filed during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONY LIFE INSURANCE COMPANY OF AMERICA



By: /s/ Richard Daddario                      Executive Vice President and
    -------------------------------------     Chief Financial Officer
        Richard Daddario

Date: December 29, 1998
      -----------------------------------

/s/ Larry Cohen                               Vice President and Controller
------------------------------------------    (Chief Accounting Officer)
Larry Cohen

Date: December 29, 1998
      -----------------------------------