Form 10-K
period 1998-12-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 1999-04-01
CIK 835357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 333-65423

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1998, there were 9 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

          ITEM                           DESCRIPTION                           PAGE
          ----                           -----------                           ----
PART I      1    Business of MONY Life Insurance Company of America..........     3
           1A    Directors and Executive Officers............................    11
            2    Properties..................................................    12
            3    Legal Proceedings...........................................    12
            4    Submission of Matters to a Vote of Security Holders.........    13
PART II     5    Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    13
            6    Selected Financial Information..............................    14
            7    Management's Discussion and Analysis of Financial Condition
                 and Results of Operation....................................    16
           7A    Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    37
            8    Financial Statements........................................    39
            9    Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................    39
PART III   10    Directors and Executive Officers of the Registrant..........    39
           11    Executive Compensation......................................    39
           12    Security Ownership of Certain Beneficial Owners and
                 Management..................................................    39
           13    Certain Relationships and Related Transactions..............    39
PART IV    14    Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................    39
                 Index to Financial Statements...............................   F-1
                 Exhibit Index...............................................   E-1
                 Signatures..................................................   S-1

FORWARD-LOOKING STATEMENTS

     The management of MONY Life Insurance Company of America ("the Company") has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's and its parent company's other public filings, press releases, oral presentations and discussions and the following; (i) the success of the recently implemented "tiering" of the career agency sales force of MONY Life Insurance Company ("MONY Life"), and the ability to attract and retain productive agents; (ii) the Company's ability to control operating expenses; (iii) a successful appeal of the order of the New York Superintendent of Insurance approving the parent company's Plan of Reorganization; (iv) a successful appeal of the decision and order of the New York State Appellate Division, First Department, affirming the New York Supreme Court's grant of summary judgment in the case of Goshen v. The Mutual Life Insurance Company of New York; (v) the performance of the stock markets; (vi) the intensity of competition for other financial institutions; (vii) the Company's mortality, morbidity, persistency and claims experience; (viii) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (ix) the Company's financial and claims paying ratings; (x) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xi) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (xii) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption and (xiii) the risks associated with Year 2000 non-compliance by the Company and third-parties (including vendors and suppliers, reinsurers and others doing business with the Company), unanticipated costs associated with Year 2000 compliance due to, among other things the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of certain resources including personnel and timely and accurate responses and corrections by third parties.

     All financial data of the Company (as defined below) presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") unless otherwise indicated.

                                     PART I

ITEM 1.  BUSINESS OF MONY LIFE INSURANCE COMPANY OF AMERICA

ORGANIZATION AND BUSINESS

     MONY Life Insurance Company of America (the "Company" or "MLOA") is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969. The Company is a wholly owned subsidiary of MONY Life Insurance Company ("MONY Life"), a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York, is a wholly owned subsidiary of The MONY Group, Inc. (the "MONY Group"), a Delaware Corporation organized to be the parent holding company of MONY Life.

     The Company's primary business is to provide term and variable life insurance and variable annuity products to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force. These products are sold in 49 states (not including New
York), the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

     The Company had total assets and equity at December 31, 1998 of approximately $5.9 billion and $289.8 million, respectively. Of the Company's total assets at such date, $1.8 billion represented assets held in the Company's general account and $4.1 billion represented assets held in the Company's separate accounts, for which the Company does not generally bear investment risk (see "Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Total revenues reported in the Company's Financial Statements for the year ended December 31, 1998, 1997 and 1996 were $233.0 million, $208.2 million and $188.5 million, respectively. Income before income taxes reported in the Company's Financial Statements for the year ended December 31, 1998, 1997 and 1996 was $21.9 million, $12.8 million and $13.1 million, respectively.

Information About Life Insurance Products

     The Company offers a portfolio of life insurance products consisting of variable universal life insurance, several term life insurance products and universal life insurance products.

     Variable universal life insurance is a universal life insurance type of product that features the ability of the policyholder to allocate premiums among sub-accounts of the Company's separate accounts, allowing a choice among a wide variety of investment objectives. These sub-accounts have the same investment objectives and investment advisors as the sub-accounts that support the Company's variable annuities. See " -- Annuity Products".

     The Company's term insurance products include annual renewable term insurance, older age term insurance providing coverage for a limited number of years and term insurance featuring a level premium for selected periods.

     Universal life insurance permits customers to vary the amount and frequency of periodic cash premiums they pay, depending upon the needs of the customer and the availability of value within the policy necessary to maintain the policy. The Company's universal life insurance products vary as to the initial premium required and the resulting degree of flexibility in future policy years.

     Several of the Company's life insurance products are designed to particularly meet the needs of clients for estate planning vehicles. Survivorship life products insure several lives and provide for the payment of death benefits upon the death of the last surviving insured.

     The Company also offers a corporate sponsored variable universal life insurance policy designed for corporations to purchase to provide benefits to employees or as a funding vehicle for benefit programs.

     A variety of policy riders are available for the Company's life insurance products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that waive premium payments upon disability for the life insurance products, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance to provide additional death benefit protection.

  Annuity Products --

     The Company's annuity products focus on the accumulation and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers flexible payment variable annuities. This product offers numerous investment alternatives to meet the customer's individual investment objectives. As of December 31, 1998, the Company had $4.6 billion of assets under management with respect to its annuity products.

     Sales of annuities were approximately $530.6 million in 1998. Of such sales of annuities, $529.3 million relates to variable annuities and $1.3 million relates to fixed annuities.

     Variable annuity contractholders and variable universal life insurance policyholders have a range of investment accounts in which to place the assets held under their contracts, including accounts with interest rates guaranteed by the Company. More than 93.4% of the aggregate amount held under these contracts and policies is presently in investment accounts not guaranteed by the Company.

     Since early 1992, the Company has emphasized the sale of its separate account variable annuities over its general account annuities. The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company's investment risks (by shifting such risks to the separate account contractholder) and capital requirements because the assets are held in the Company's separate accounts, while enabling the Company to earn fee income from the management of assets held in the separate accounts. The selection of separate accounts also permits contractholders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company's general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its annuities business. The following table illustrates the growth in individual variable annuity account value from the beginning to the end of each period presented and the principal factors which caused the increase in account value for such period ($ in millions).

         ANNUITY PRODUCTS -- INDIVIDUAL VARIABLE ANNUITY ACCOUNT VALUE

                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                           1998        1997        1996        1995        1994
                                         --------    --------    --------    --------    --------
ACCOUNT VALUE
Beginning total account value..........  $3,771.9    $2,743.3    $1,915.0    $1,169.3    $  852.6
Sales and other deposits...............     529.3       624.5       594.7       441.2       355.0
Market appreciation....................     264.0       647.2       391.9       406.3        19.1
Surrenders and withdrawals.............    (389.1)     (243.1)     (158.3)     (101.8)      (57.4)
                                         --------    --------    --------    --------    --------
Ending total account value.............  $4,176.1    $3,771.9    $2,743.3    $1,915.0    $1,169.3
                                         ========    ========    ========    ========    ========

MARKETING AND DISTRIBUTION

     The Company's marketing strategy focuses on small business owners and higher income individuals, particularly family builders and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force. The Company believes this strategy capitalizes on the Company's key strengths, namely its annuity and individual life insurance products and MONY Life's career agency sales force. The Company derived most of its sales from such key markets for the year ended December 31, 1998.

     The Company believes that MONY Life's managerial agency system and career agency sales force is a competitive advantage in the marketplace. Distribution through MONY Life's career agents allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

     MONY Life's career agency sales force consisted of approximately 2,267 field agents at December 31, 1998. The career agency sales force generates most (approximately 98.7% in 1998 by premium) of the Company's new individual insurance and annuity sales. The sales force is organized as a managerial agency system under which 59 agency managers as of December 31, 1998 supervise the marketing and sales activities of agents in the United States and Europe. The agency managers are all employees of MONY Life, while the career agents are all independent contractors and not employees of MONY Life. The contract with each career agent requires the agent to submit to the Company applications for policies of insurance issued the Company. MONY Life and the Company's compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and the Company and for products issued by insurance companies not affiliated with the MONY Life or the Company, made available by MONY Life's insurance brokerage operations, MONY Brokerage, Inc. Those incentives include counting first year commissions (weighted in the case of products made available by MONY Brokerage, Inc.) for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MONY Brokerage, Inc. makes available products issued by other insurance companies that neither MONY Life nor MLOA issues.

     The Company also derives part of its sales through MONY Life's complementary distribution channels. During 1998, these channels included corporate strategies distribution focusing on sales to corporations and direct marketing focusing on contacting middle income and other customers through direct marketing and the World Wide Web.

PRICING AND UNDERWRITING

     Insurance underwriting involves a determination of the type and amount of risk which an insurer is willing to accept. The Company underwrites each application. The Company's underwriters evaluate policy applications on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The Company's insurance underwriting standards attempt to produce mortality results consistent with the assumptions used in product pricing while also allowing competitive risk selection. Factors considered by the Company in setting premiums and charges for products include assumptions which are considered prudent by management as to future investment returns, expenses, persistency, mortality and taxes, where appropriate. The long-term profitability of the Company's products is affected by the degree to which future experience deviates from these assumptions.

     In underwriting business, the Company uses MONY Life's underwriting systems, which it believes are technologically superior to the systems of many of its competitors. MONY Life is in the process of implementing a new contract issuance and administrative system for the majority of new products introduced effective with MONY Life's demutualization. The existing systems continue to be used for older products. For the older products on the existing systems, MONY Life's Field Application Submit Transaction (FAST) system allows agents to submit policy applications electronically. In underwriting this business, MONY Life uses its automated underwriting system, which it believes to be technologically superior to the systems of many of its competitors. MONY Life's Underwriting Screen Review (USR) automatically requests and processes data necessary to underwrite life insurance applications, including blood test results and motor vehicle records. MONY Life's Total Online Production System
(TOPS), which contains the Company's policyholder database, handles policy billing and administrative services. MONY Life's agencies each have computers connected to this integrated system, enabling agents in the field to automatically submit applications and access policyholder data.

     For the new products MONY Life anticipates using a newer version of the field submit supported on the new system, however on an interim basis MONY Life currently is having the applications centrally submitted at the Syracuse Operations Center using the new Cyberlife system, which is a vendor package which supports both issue and administrative functions. In underwriting this business, MONY Life will shortly use the new automated underwriting system, which it believes to be technologically superior to the systems of many of its competitors. MONY Life's Underwriting Complex (UC) systems automatically requests and processes data necessary to underwrite life insurance applications, including blood test results and motor vehicle records. The new Cyberlife system which contains the Company's policyholder database, handles policy billing and administrative services. MONY Life's agencies each have computers connected to MONY Life's intranet, enabling agents in the field to access policyholder data and pending requirements information via the web.

REINSURANCE

     The Company utilizes a variety of indemnity reinsurance agreements with MONY Life and other insurers to control its loss exposure. Generally, these agreements are structured either on an automatic basis, where risks meeting prescribed criteria are automatically covered, or on a facultative basis, where the reinsurer must agree to accept the specific reinsurance risk before it becomes liable. The amount of each risk retained by the Company depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on characteristics of coverages. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse the Company for the ceded amount in the event the claim is paid. However, the Company remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to the Company.

     Life insurance business is ceded on a yearly renewable term basis under various reinsurance contracts. The Company's general practice is to retain no more than $0.5 million of risk on any one person for individual products and $0.5 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $4.5 billion, $2.7 billion, and $2.6 billion at December 31, 1998, 1997, and 1996, respectively.

     The following table presents the Company's principal reinsurers and the percentage of total reinsurance recoverable reported in the Company's financial statements at December 31, 1998 that was due from each reinsurer, including reinsurance recoverable reported in the financial statements under the caption "Amounts Due From Reinsurers" (which amounted to $24.4 million).

REINSURERS:
MONY Life Insurance Company.................................   59.8%
Allianz Life Insurance Company..............................   13.6
Lincoln National Life Insurance Company.....................    7.2
Swiss Re Life Insurance Company of America..................    6.3
All Other...................................................   13.1
                                                              -----
                                                              100.0%
                                                              =====

COMPETITION

     The Company believes that competition in the Company's lines of business is based on service, product features, price, commission structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and mutual funds, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance products. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the United States Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life

Insurance Company, which permits national banks to sell annuity products of life insurance companies in certain circumstances.

     The Company must attract and retain productive agents to sell its insurance and annuity products. Strong competition exists among insurance companies for agents with demonstrated ability. Management believes that key bases of competition among insurance companies for agents with demonstrated ability include a company's financial position and the services provided to, and relationships developed with, these agents in addition to compensation and product structure. Changes arising from MONY Life's demutualization, as well as the realignment of MONY Life's career agency sales force and the transition to new products, may affect the Company's ability to retain productive distributors of its individual insurance and annuity products. Sales of individual insurance and annuity products and the Company's financial position and results of operations could be materially adversely affected if such changes occur.

     In addition, several proposals to repeal or modify the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended, have been made by members of Congress and the Clinton Administration. Currently, the Bank Holding Company Act restricts banks from being affiliated with insurance companies. None of these proposals have yet been enacted, and it is not possible to predict whether any of these proposals will be enacted or, if enacted, their potential effect on the Company.

REGULATION

     The Company, as with other insurance companies, is subject to extensive regulation and supervision in the jurisdictions in which it does business. Such regulations impose restrictions on the amount and type of investments insurance companies may hold. These regulations also affect many other aspects of insurance companies businesses, including licensing of insurers and their products and agents, risk-based capital requirements and the type and amount of required asset valuation reserve accounts. These regulations are primarily intended to protect policyholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

     Insurance companies are required to file detailed annual and quarterly financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies.

     In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See "-- Legal Proceedings". In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers' compliance with applicable insurance laws and regulations.

     The Company and MONY Life continuously monitor sales, marketing and advertising practices, and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

  Statutory Examination

     As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by National Association of Insurance Commissioners ("NAIC").

     The Arizona State Insurance Department recently completed an examination of the Company, for each of the three years in the period ended December 31, 1996. The report noted that certain reinsurance agreements were either not in writing or not submitted to the Arizona Department for approval, that its federal income tax liability to MONY Life Insurance Company was not settled in a timely fashion, and it does not maintain current appraisals on its limited real estate portfolio (with respect to which the Company does not believe there will be any material consequences), but it did not reveal any material financial condition or operating items.

  NAIC IRIS Ratios

     The NAIC has developed a set of financial relationships or "tests" known as the Insurance Regulatory Information System ("IRIS") that were designed for early identification of companies which may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing, in the case of life insurance companies, twelve ratios, each with defined "usual ranges". Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain such company's underwriting capacity. The Company is not currently subject to regulatory scrutiny based on its IRIS ratios.

  Policy and Contract Reserve Sufficiency Analysis

     The Company is required to conduct an annual analysis of reserve sufficiency including all life and health insurance reserves and interest-sensitive single premium life and annuity reserves. A qualified actuary must submit an opinion which states that the reserves when considered in light of the assets held with respect to such reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurance company. If such an opinion cannot be provided, the insurance company must set up additional reserves by transferring funds from surplus. The Company has provided a current opinion, without qualification, to applicable state regulators with respect to such reserves.

  Statutory Investment Valuation Reserves

     SAP require a life insurance company to maintain both an Asset Valuation Reserve ("AVR") and interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on a portion of its investments. AVR establishes statutory reserves for fixed maturity securities, equity securities, mortgage loans, equity real estate, and other invested assets. AVR is designed to capture all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. The level of AVR is based on both the type of investment and its rating. In addition, the reserves required for similar investments, for example, fixed maturity securities, differ according to the ratings of the investments, which are based upon ratings established periodically by the NAIC Securities Valuation Office. IMR applies to all types of fixed maturity investments, including bonds, preferred stocks, mortgage backed securities and mortgage loans. IMR is designed to capture the net gains which are realized upon the sale of such investments and which result from changes in the overall level of interest rates. Such captured net realized gains are then amortized into income over the remaining period to the stated maturity of the investment sold. Any increase in AVR and IMR causes a reduction in the Company's statutory capital and surplus.

  Risk-Based Capital Requirements

     In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement Risk-Based Capital ("RBC") requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation;
(ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

     The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level RBC and its total adjusted capital. The model law sets forth the points at which a superintendent of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level RBC, which is set at twice the Authorized Control Level RBC. The second level is the Regulatory Action Level RBC, set at 1.5 times the Authorized Control Level RBC. The third is the Authorized Control Level RBC, and the fourth is the Mandatory Control Level RBC, set at 70% of the Authorized Control Level RBC.

     If an insurance company's adjusted capital is higher than the Regulatory Action Level but below the Company Action Level, the insurance company must submit to its superintendent of insurance a comprehensive financial plan. If an insurance company's adjusted capital is higher than the Authorized Control level but lower than the Regulatory Action Level, the superintendent of insurance shall perform such examination or analysis as he or she deems necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than the Mandatory Control Level but lower than the Authorized Control Level, the commissioner may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the Mandatory Control Level, the superintendent will be required to place the insurer under regulatory control. The adjusted RBC capital ratios of the Company at December 31, 1998 and 1997 were in excess of the Company Action Levels.

  Regulation of Investments

     The Company is subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, equity real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. As of December 31, 1998, the Company's investments complied with all such regulations.

ASSESSMENTS AGAINST INSURERS

     Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. These arrangements provide certain levels of protection to policyholders from losses under insurance policies (and certificates issued under group insurance policies issued by life insurance companies) issued by insurance companies that become impaired or insolvent. Typically, assessments are levied (up to prescribed limits) on member insurers on a basis which is related to the member insurer's proportionate share of the business written by all member insurers in the appropriate state.

     While the amount and timing of any future assessment on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company, and the Company has established reserves which they consider adequate for assessments in respect to insurance companies that are currently subject to insolvency proceedings. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state insurance guaranty associations to begin assessing life insurance companies for the deemed loss. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide for annual limits on such assessments. A large part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company believes the total assessments will not be material to its operating results or financial position. For the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $0.2 million, $0.6 million and $0.6 million, respectively, in assessments pursuant to state insurance guaranty association laws.

  General Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

  Securities Laws

     The Company is subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Certain annuity contracts and insurance policies issued by the Company are registered under the Securities Act of 1933, as amended (the "Securities Act").

     The Company is an investment advisor, registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment company managed by the Company is registered with the Commission under the Investment Company Act.

     The Company may also be subject to similar laws and regulations in the states in which it provides investment advisory services, offer the products described above or conduct other securities related activities.

EMPLOYEES

     The Company has no employees. The Company has entered into a service agreement with its parent, MONY Life, pursuant to which MONY Life provides services necessary to operate the business of the Company.

ITEM 1A.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company and their respective ages and positions are as follows:

NAME                             AGE                       POSITION
----                             ---                       --------
Michael I. Roth................  53    Director, Chairman and Chief Executive Officer
Samuel J. Foti.................  47    Director, President and Chief Operating Officer
Richard E. Connors.............  46    Director
Richard Daddario...............  51    Director, Vice President and Controller
Phillip A. Eisenberg...........  56    Director, Vice President and Actuary
Margaret G. Gale...............  47    Director and Vice President
Stephen J. Hall................  51    Director
Charles P. Leone...............  59    Director, Vice President and Chief Compliance
                                       Officer
Kenneth M. Levine..............  52    Director and Executive Vice President
David S. Waldman...............  50    Secretary
David V. Weigel................  52    Treasurer

     No officer or director listed above receives any compensation from the Company in addition to compensation paid by MONY Life.

     Set forth below is a description of the business positions during at least the past five years for the directors and the executive officers of the Company.

     Michael I. Roth is Director, Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board (since July 1993) and Chief Executive Officer (since January 1993) of MONY Life and has been a Trustee since May 1991. Mr. Roth is also a director of the following subsidiaries of MONY
Life: 1740 Advisers, Inc. (since December 1992) and MONY CS, Inc. (since December 1989). He has also served as MONY Life's President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from January 1991 to January 1993) and Executive Vice President and Chief Financial Officer (from March 1989 to January 1991). Mr. Roth has been with MONY Life for 9 years. Mr. Roth also served on the board of directors of the American Council of Life Insurance and serves on the boards of directors of the Life Insurance Council of New York, Insurance Marketplace Standards Association, Enterprise Foundation (a charitable foundation which develops housing not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc. and Promus Hotel Corporation.

     Samuel J. Foti is Director, President and Chief Operating Officer of the Company. He is President and Chief Operating Officer (since February 1994) of MONY Life and has been a Trustee since January 1993. Mr. Foti is also a director of the following subsidiaries of MONY Life: MONY Brokerage, Inc. (since January
1990), MONY International Holdings, Inc. (since October 1994), MONY Life Insurance Company of the Americas, Ltd., (since December 1994) and MONY Bank & Trust Company of the Americas, Ltd. (since December 1994). He has also served as MONY Life's Executive Vice President (from January 1991 to February 1994) and Senior Vice President (from April 1989 to January 1991). Mr. Foti has been with MONY Life for 10 years. Mr. Foti also serves on the board of directors of the Life Insurance Marketing and Research Association, where he served as Chairman from October 1996 through October 1997, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust and The American College.

     Richard Daddario is Director, Vice President and Controller of the Company. He is Executive Vice President and Chief Financial Officer (since April 1994) of MONY Life. Mr. Daddario is also a director of the following subsidiaries of MONY
Life: MONY Brokerage, Inc. (since June 1997) and MONY Life Insurance Company of the Americas, Ltd. (since December 1997). He has also served as MONY Life's Chief Financial Officer (from January 1991 to present) and Senior Vice President (from July 1989 to April 1994). Mr. Daddario has been with MONY Life for 9 years.

     Kenneth M. Levine is Director and Executive Vice President of the Company. He is Executive Vice President (since February 1990) and Chief Investment Officer (since January 1991) of MONY Life and has been a Trustee since May 1994. Mr. Levine is also a director of the following subsidiaries of MONY Life: 1740 Advisers, Inc. (since December 1989), MONY Funding, Inc. (since October 1991), MONY Realty Partners, Inc. (since October 1991) and 1740 Ventures, Inc. (since October 1991). He has also served as MONY Life's Senior Vice President -- Pensions (from January 1988 to February 1990). Prior to that time, Mr. Levine held various management positions within MONY Life. Mr. Levine has been with MONY Life for 25 years.

     Richard E. Connors is Director of the Company. He is Senior Vice President of MONY Life (since February 1994). Mr. Connors is also a director of the following subsidiary of MONY Life: MONY Brokerage, Inc. (since May 1994). He has also served as MONY Life's Regional Vice President -- Western Region (from June 1991 to February 1994), Vice President -- Small Business Marketing (from January 1990 to June 1991) and Vice President -- Manpower Development (from March 1988 to January 1990). Mr. Connors has been with MONY Life for 10 years.

     Phillip A. Eisenberg is Director, Vice President and Actuary of the Company. He is Senior Vice President and Chief Actuary of MONY Life (since April
1993). He has also served as MONY Life's Vice President -- Individual Financial Affairs (from January 1989 to March 1993). Prior to that time, Mr. Eisenberg held various positions within MONY Life. Mr. Eisenberg has been with MONY Life for 34 years.

     Margaret G. Gale is Director and Vice President of the Company. She is Vice President of MONY Life (since February 1991). She has also served as Vice President -- Policyholder Services (from 1988 to 1991). Ms. Gale has been with MONY Life for 20 years.

     Stephen J. Hall is Director of the Company. He is Senior Vice President of MONY Life (since February 1994). Mr. Hall is also a director of the following subsidiary of MONY Life: MONY Brokerage, Inc. (since October 1991). He has also served as MONY Life's Vice President & Chief Marketing Officer (from November 1990 to February 1994) and prior to that time was manager of MONY Life's Boise, Idaho insurance agency. Mr. Hall has been with MONY Life for 24 years.

     Charles P. Leone is Director, Vice President and Chief Compliance Officer of the Company. He is Vice President and Chief Corporate Compliance Officer of MONY Life (since 1996). He has also served as Vice President of MONY Life (from 1987 to 1996). Mr. Leone has been with MONY Life for 35 years.

     David S. Waldman is Secretary of the Company. He is Assistant Vice President and Senior Counsel -- Operations (since 1992). He has also served as Assistant General Counsel of MONY Life (from 1986 to 1992). Mr. Waldman has been with MONY Life for 16 years.

     David V. Weigel is Treasurer of the Company. He is Vice President -- Treasurer of MONY Life (since 1994). He has also served as Assistant Treasurer of MONY Life (from 1986 to 1994). Mr. Weigel has been with MONY Life for 25 years.

ITEM 2.  PROPERTIES

     The Company's administrative offices are located at MONY Life's office, 1740 Broadway, New York, New York, which consists of approximately 225,000 square feet. MONY Life also has office space facilities in Syracuse, New York, for use in its insurance operations, which consist of approximately 600,000 square feet in the aggregate. MONY Life leases both of these offices. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against the Company and MONY Life ("the Companies") alleging that the Companies engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies in the 1980s and 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Companies from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Companies and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the multidistrict litigation has entered an order essentially holding all of the federal cases in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Companies' motion for summary judgment and dismissed all claims filed in the Goshen case against the Companies' on the merits. On March 18, 1999, the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a purported class action was filed against the Company in Kentucky state court covering policyholders who purchased individual universal life insurance policies from the Company after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, the Company removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on the multidistrict transfer. The Company intends vigorously to defend that litigation. There can be no assurance that the present or any future litigation relating to sales practices will not have a material adverse effect on the Company.

     In addition to the foregoing, from time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     None

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following table sets forth selected financial information for the Company. The selected financial information for each of the years in the three-year period ended December 31, 1998 and at December 31, 1998 and 1997 has been derived from the Company's audited financial statements included elsewhere herein. The financial information set forth below for all other periods has been derived from unaudited financial information not included elsewhere herein which, in the opinion of management, presents fairly such financial information in conformity with GAAP. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's financial statements and the notes thereto and the other financial information included elsewhere herein.

                                                      AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                 --------   --------   --------   --------   --------
                                                                   ($ IN MILLIONS)
INCOME STATEMENT DATA:(2)
Revenues:
  Universal life and investment-type product
     policy fees...............................  $  122.0   $  100.8   $   80.8   $   61.8   $   51.2
  Premiums.....................................       1.7        0.1        0.0        0.0        0.0
  Net investment income........................      94.6       99.1      102.0      104.9       95.9
  Net realized gains (losses) on
     investments(1)............................       7.1        2.7        0.9        0.7       (9.5)
  Other income.................................       7.6        5.5        4.8        7.6        6.1
                                                 --------   --------   --------   --------   --------
     Total revenues............................     233.0      208.2      188.5      175.0      143.7
     Total benefits and expenses...............     211.1      195.4      175.4      155.4      134.2
                                                 --------   --------   --------   --------   --------
Income before income taxes.....................      21.9       12.8       13.1       19.6        9.5
Income tax expense.............................       7.7        4.5        4.6        7.2        2.7
                                                 --------   --------   --------   --------   --------
Net income.....................................  $   14.2   $    8.3   $    8.5   $   12.4   $    6.8
                                                 ========   ========   ========   ========   ========

BALANCE SHEET DATA:(2)
Total assets...................................  $5,889.4   $5,291.5   $4,234.9   $3,405.9   $2,572.5
Total liabilities..............................   5,599.6    5,029.5    3,995.3    3,182.4    2,407.0
Shareholder's equity...........................     289.8      262.0      239.6      223.5      165.5

---------------
 (1) Includes writedowns for impairment and net changes in valuation allowances on real estate, mortgage loans and investment securities aggregating $(0.1) million, $(0.3) million, $0.4 million, $1.9 million and $5.5 million for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively.

 (2) Prior to 1996, the Company, as the wholly owned stock insurance company subsidiary of a mutual life insurance company (MONY Life), prepared its financial statements in conformity with accounting practices prescribed or permitted by the Arizona Insurance Department, which accounting practices were considered to be GAAP for mutual life insurance companies and their wholly owned stock life insurance company subsidiaries. As of January 1, 1996, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises, and Statement of Financial Accounting Standards ("SFAS") No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Policies. Interpretation No. 40 and SFAS No. 120 require mutual life insurance companies and their wholly owned stock insurance company subsidiaries to adopt all applicable authoritative GAAP pronouncements in their general purpose financial statements. See Note 2 to the Financial Statements. Accordingly, the financial information presented in the Selected Financial Information for periods prior to 1996 has been derived from financial information of the Company which has been retroactively restated to reflect the adoption of all applicable authoritative GAAP pronouncements. All such applicable pronouncements were adopted as of the effective date originally specified in each such pronouncement. However, if the effective date of a pronouncement was subsequent to the earliest financial information presented herein, the Company applied the accounting alternative available during such prior periods which was most consistent with the subsequent pronouncement. The following sets forth the significant accounting pronouncements with effective dates subsequent to the earliest financial information presented herein, the effective dates of their adoption by the Company and, if applicable, a description of the accounting followed by the Company for periods presented herein prior to the effective date of such pronouncements.

      - SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was adopted on a retroactive basis for the year ended December 31, 1993 and subsequent years. For periods prior to the adoption of SFAS No. 114, MONY Life established a policy to record impairment losses for troubled loans based on discounted cash flows. The policy was substantially consistent with SFAS No. 114 except that impairment losses were reflected as permanent reductions in the cost basis of such loans. There was no material effect on the Company's financial statements as a result of the adoption of SFAS No. 114.

      - SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, was adopted on a retroactive basis as of December 31, 1993 and subsequent years.

      - SFAS No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises for Certain Long-Duration Participating Contracts, was adopted on a retroactive basis for the year ended December 31, 1992 and subsequent years.

      - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was adopted for the year ended December 31, 1994 and subsequent years. For periods prior to the adoption of SFAS No. 121, the Company had no material real estate that it intended to dispose of, and writedowns on impaired real estate were established if the undiscounted cash flows were less than the carrying value. In such cases, the asset was written down to the discounted cash flow amount. Accordingly, there was no material effect on the Company's financial statements as a result of the adoption of SFAS No. 121.

ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company's financial condition and results presented below should be read in conjunction with the "Selected Financial Information" and the Financial Statements and related footnotes and other financial information included elsewhere herein.

     MONY Life Insurance Company of America (the "Company") is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969. The Company is a wholly owned subsidiary of MONY Life Insurance Company ("MONY Life"), a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York, is a wholly owned subsidiary of The MONY Group, Inc. (the "MONY Group"), a Delaware Corporation organized to be the parent holding company of MONY Life.

     The Company's primary business is to provide asset accumulation and life insurance products to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force. These products are sold in 49 states (not including New York), the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

                             RESULTS OF OPERATIONS

                                                              AS OF AND FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $122.0     $100.8     $ 80.8
Premiums....................................................     1.7        0.1        0.0
Net investment income.......................................    94.6       99.1      102.0
Net realized gains on investments...........................     7.1        2.7        0.9
Other income................................................     7.6        5.5        4.8
                                                              ------     ------     ------
          Total revenues....................................   233.0      208.2      188.5
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    34.9       30.6       26.4
Interest credited to policyholders' account balances........    65.1       72.5       73.0
Amortization of deferred policy acquisition costs...........    35.5       46.3       36.6
Other operating costs and expenses..........................    75.6       46.0       39.4
                                                              ------     ------     ------
          Total benefits and expenses.......................   211.1      195.4      175.4
Income before income taxes..................................    21.9       12.8       13.1
Income tax expense..........................................     7.7        4.5        4.6
                                                              ------     ------     ------
Net income..................................................    14.2        8.3        8.5
Other comprehensive income (loss), net......................     1.1        3.3       (5.8)
                                                              ------     ------     ------
Comprehensive income........................................  $ 15.3     $ 11.6     $  2.7
                                                              ======     ======     ======

FACTORS AFFECTING PROFITABILITY

     The Company derives its revenues principally from: (i) insurance, administrative and surrender charges on universal life and annuity products,
(ii) asset management fees from separate account products, (iii) premiums on non-participating term life insurance, and (iv) net investment income and realized capital gains on general account assets. The Company's expenses consist of insurance benefits provided to policyholders, interest credited on policyholders' account balances, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals), and general business expenses.

     The Company's profitability depends in large part upon (i) the amount of its assets, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management's ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions),
(iii) the maintenance of the Company's target spreads between credited rates on policyholders' account balances and the rate of earnings on its investments,
(iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy) and (v) its ability to manage the market and credit risks associated with its invested assets. External factors, such as legislation and regulation of the insurance marketplace and products, may also affect the Company's profitability.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Universal life and investment-type product fees were $122.0 million for 1998, an increase of $21.2 million, or 21. 0%, from $100.8 million reported for 1997. This increase was a result of an increase in fees relating to the Company's flexible premium variable annuity ("FPVA") business of $11.9 million and higher fees relating primarily to the Company's variable universal life ("VUL") and corporate sponsored variable universal life ("CSVUL") business of $10.9 million. For the year ended December 31, 1998, the Company reported total fees in its FPVA business of $56.0 million, as compared to $44.1 million reported for the year ended December 31, 1997. FPVA account value increased $404.2 million during 1998 to $4,176.1 million, as compared to $3,771.9 million in 1997. The increase in account value in 1998 resulted from new sales and other deposits of $529.3 million and market appreciation of $264.0 million, offset by approximately $389.1 million in withdrawals and surrenders. The increase relating to the Company's VUL and CSVUL business was $8.9 million and $2.0 million, respectively. The Company began offering CSVUL during the fourth quarter of 1997. For 1998, the Company reported total fees from its VUL business of $26.0 million, as compared to $17.1 million reported from 1997. The increase in VUL fees is primarily due to higher charges for the cost of insurance, administration, and loading of approximately $5.0 million, $0.7 million and $1.6 million, respectively.

     Premium revenue was $1.7 million for 1998, an increase of $1.6 million from $0.1 million reported for 1997. The increase was primarily the result of new premiums relating to private label term business (term insurance sold through alternate distribution channels), which the Company began offering during the fourth quarter of 1997.

     Net investment income was $94.6 million for 1998, a decrease of $4.5 million, or 4.5%, from $99.1 million reported for 1997. The decrease is primarily related to a decrease in portfolio yields from 7.3% in 1997 to 7.1% in 1998 due to rollover of the portfolio at lower interest rates.

     Net realized gains on investments were $7.1 million for 1998, an increase of $4.4 million, or 163.0%, from $2.7 million reported for 1997. The increase is primarily due to $2.7 million in gains on sales and prepayments of fixed maturity securities, higher gains on sales of real estate of $1.1 million, and higher gains on sales of farm mortgages of $0.5 million.

     Other income was $7.6 million for 1998, an increase of $2.1 million, or 38.2%, as compared to $5.5 million reported for 1997. The increase is primarily due to higher funds received on supplementary contracts.

     Benefits to policyholders were $34.9 million for 1998, an increase of $4.3 million, or 14.1%, from $30.6 million reported for 1997. The increase is primarily due to higher death claims, net of reinsurance, and higher transfers to supplementary contracts.

     Interest credited to policyholders' account balances was $65.1 million for 1998, a decrease of $7.4 million, or 10.2%, from $72.5 million reported for 1997. The decrease was primarily due to lower interest crediting of approximately $3.9 million relating to the Company's single premium deferred annuity ("SPDA") business in conjunction with lower interest crediting on all other products. During 1998, SPDA account value decreased $62.2 million to $303.7 million at December 31, 1998 from $365.9 million at December 31, 1997. The decrease in account value was due to continued withdrawals in 1998, as compared to 1997, which management believes reflected consumer preferences for separate account products. Average interest crediting rates on the Company SPDA's were approximately 5.5% in both 1998 and 1997, respectively.

     Amortization of deferred policy acquisition costs ("DAC") was $ 35.5 million for 1998, a decrease of $10.8 million, or 23.3%, from $46.3 million reported for 1997. The decrease primarily consisted of lower amortization on universal life ("UL") products due to revised estimate of mortality; VUL decreased reflecting higher claims during 1998 as compared to 1997. Amortization of DAC on the SPDA product line decreased due to lower profit margins as a result of the declining fund balances and narrowing of interest spreads.

     Other operating costs and expenses were $75.6 million for 1998 an increase of $29.6 million or 64.3% from $46.0 million reported for 1997. The increase is primarily due to higher intercompany allocation of expenses from MONY Life which primarily reflects the Company's higher production relative to that of MONY Life on a consolidated basis. In addition, other expenses increased in 1998 as compared to the prior year, including costs incurred in connection with regulatory compliance, guarantee assessments and other miscellaneous items.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Universal life and investment-type product fees were $100.8 million for 1997, an increase of $20.0 million, or 24.8%, from $80.8 million reported for 1996. This increase was primarily the result of an increase in fees relating to the Company's FPVA business of $13.2 million. For the year ended December 31, 1997, the Company reported total fees in its FPVA business of $44.1 million, as compared to $30.9 million reported for the year ended December 31, 1996. FPVA account value increased $1,028.6 million during 1997 to $3,771.9 million, as compared to $2,743.3 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $624.5 million and market appreciation of $647.2 million, offset by approximately $243.1 million in withdrawals and surrenders. The increase relating to the Company's VUL and UL business was $8.3 million and $2.1 million, respectively. For 1997, the Company reported total fees from its VUL business of $17.1 million, as compared to $8.8 million reported from 1996. The increase in VUL fees is primarily due to higher charges for the cost of insurance, administration, and loading of approximately $4.2 million, $1.1 million and $2.0 million, respectively.

     Premium revenue was $0.1 million for 1997, an increase of $0.1 million, from $0.0 million reported for 1996. The increase was the result of new premiums relating to private label term business (term insurance sold through alternate distribution channels), which the Company began offering during the fourth quarter of 1997.

     Net investment income was $99.1 million for 1997, a decrease of $2.9 million, or 2.8%, from $102.0 million reported for 1996. The decrease is primarily related to a decrease in the average portfolio balance of $42.3 million, with portfolio yields remaining constant for both years at approximately 7.3%.

     Net realized gains on investments were $2.7 million for 1997, an increase of $1.8 million, or 200.0%, from $0.9 million reported for 1996. The increase is primarily due to recoveries on mortgage allowances occurring in 1997.

     Other income was $5.5 million for 1997, an increase of $0.7 million, or 14.6%, as compared to $4.8 million reported for 1996. The increase is primarily due to higher funds received on supplementary contracts.

     Benefits to policyholders were $30.6 million for 1997, an increase of $4.2 million, or 15.9%, from $26.4 million reported for 1996. The increase is primarily due to lower death claims, net of reinsurance, and higher transfers to supplementary contracts.

     Interest credited to policyholders' account balances was $72.5 million for 1997, a decrease of $0.5 million, or 0.7%, from $73.0 million reported for 1996. The decrease was primarily due to lower interest crediting of approximately $5.4 million relating to the Company's SPDA business. During 1997, SPDA account value decreased to $365.9 million at December 31, 1997 from $443.8 million at December 31, 1996. The decrease in account value was due to continued withdrawals in 1997, as compared to 1996, which management believes reflected consumer preferences for separate account products. Average interest crediting rates on the Company SPDA's were approximately 5.5% in 1997, as compared to 5.7% in 1996. This decrease was offset by an increase of $5.0 million of higher interest crediting primarily on UL and VUL products.

     Amortization of DAC was $46.3 million for 1997, an increase of $9.7 million, or 26.5%, from $36.6 million reported for 1996. This increase primarily consisted of higher amortization of $10.8 million, as compared to the prior year, relating to the Company's FPVA product line which resulted from higher profits due to an increase account value of approximately $1,028.6 million during 1997 to $3,771.9 million, as compared to $2,743.3 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $624.5 million and market appreciation of $647.2 million, offset by approximately $243.1 million in withdrawals and surrenders.

     Other operating costs and expenses were $46.0 million for 1997, an increase of $6.6 million, or 16.8%, from $39.4 million reported for 1996. The increase is primarily due to higher intercompany allocation of expenses from MONY Life which reflects the Company's higher production relative to that of MONY Life on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash inflows are provided mainly from annuity considerations and deposit funds, investment income and maturities and sales of invested assets and term life insurance premiums. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, operating expenses and income taxes. The life insurance and annuity liabilities relate to the Company's obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company's products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates.

     The events most likely to cause an adjustment in the Company's investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes.

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at December 31, 1998 and 1997 ($ in millions).

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                   AMOUNT AT                   AMOUNT AT
                                                  DECEMBER 31,    PERCENT     DECEMBER 31,    PERCENT
                                                      1998        OF TOTAL        1997        OF TOTAL
                                                  ------------    --------    ------------    --------
Not subject to discretionary withdrawal
  provisions....................................    $   67.9        1.5%        $   77.4        1.9%
Subject to discretionary withdrawal -- with
  market value adjustment or at carrying value
  less surrender charge.........................     3,938.6        87.8         3,589.3        86.6
                                                    --------       -----        --------       -----
Subtotal........................................     4,006.5        89.3         3,666.7        88.5
Subject to discretionary withdrawal -- without
  adjustment at carrying value..................       479.9        10.7           479.4        11.5
                                                    --------       -----        --------       -----
Total annuity reserves and deposit liabilities
  (gross and net of reinsurance)................    $4,486.4      100.0%        $4,146.1      100.0%
                                                    ========       =====        ========       =====

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated ($ in millions).

                           SURRENDERS AND WITHDRAWALS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
PRODUCT LINE:
Variable and universal life.................................   $ 28.3      $ 26.0      $ 23.2
Annuities...................................................    406.5       286.7       233.6
                                                               ------      ------      ------
          Total.............................................   $434.8      $312.7      $256.8
                                                               ======      ======      ======

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 1998, the Company reported net cash flow from operations of ($13.0) million, as compared to ($37.9) million in 1997. The increase in net cash flow from operations resulted primarily from lower taxes paid of $15.7 million and other miscellaneous items. The decrease in net cash flow from operations of $38.0 million, as compared to that reported for 1996, resulted primarily from an increase of taxes paid of $29.1 million and other miscellaneous items. The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of December 31, 1998, the Company had readily marketable fixed maturity securities with a carrying value of $1,044.2 million, which were comprised of $586.4 million public and $457.8 million private fixed maturity securities. At that date, approximately 94.9% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at December 31, 1998 the Company had cash and cash equivalents of $133.4 million.

     At December 31, 1998, the Company had commitments to issue $9.7 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 6.75% to 7.50%. The Company had no commitments outstanding for private fixed maturity securities as of December 31, 1998. In addition, at that date the Company had no outstanding commitments to issue any fixed rate commercial mortgage loans.

     Of the $27.6 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at December 31, 1998, $9.2 million, $3.8 million and $5.6 million are scheduled to mature in 1999, 2000 and 2001, respectively. See "Investments -- Mortgage Loans -- Commercial Mortgage Loans".

     The National Association of Insurance Commissioners ("NAIC") established Risk Based Capital ("RBC") requirements to help state regulators monitor and safeguard life insurers' financial strength by identifying those companies that may be inadequately capitalized. The RBC guidelines provide a method to measure the adjusted capital (statutory-basis capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into consideration the risk characteristics of such company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the nature, mix and credit quality of its investment portfolio and the nature and volume of the products that it sells.

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The Company's adjusted RBC capital ratio at December 31, 1998 and December 31, 1997 were in excess of the minimum required RBC.

YEAR 2000

  State of Readiness

     The Company has a service agreement with MONY Life whereby MONY Life provides services and equipment including computer and information systems to the Company to conduct its business. See Note 3 to the Financial Statements.

     In 1996, the Company in conjunction with MONY Life and affiliates (hereafter collectively referred to as "MONY Life and its subsidiaries") initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, MONY Life and its subsidiaries retained Command Systems, Inc., and Keane, Inc. to assist in bringing its computer and information systems into Year 2000 compliance. MONY Life and its subsidiaries' overall goal for information technology ("IT") related items was to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. MONY Life and its subsidiaries have also retained a consulting firm to assist in the evaluation of Year 2000 issues affecting its non-IT systems in facilities and equipment which may contain date logic in embedded chips. MONY Life and its subsidiaries' overall goal is to have these non-IT systems compliant by mid-1999.

     The scope of the Project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

     The phases of the Project are: (i) inventorying Year 2000 items and assigning priorities; (ii) assessing the Year 2000 compliance of items; (iii) remediating or replacing items that are determined not to be Year 2000 compliant; (iv) testing items for Year 2000 compliance; and (v) designing and implementing Year 2000 contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) are Year 2000 compliant, each system is tested using a standard testing methodology which includes unit testing, baseline testing, and future date testing. Future date testing includes critical dates near the end of 1999 and into the year 2000, including leap year testing.

     The inventory and assessment phases of the Project were completed prior to mid-1998. At December 31, 1998, all of MONY Life and its subsidiaries' application systems had been remediated and current date tested. In addition, approximately 94% of MONY Life and its subsidiaries' applications had been future date tested, with future date testing for the remaining 6% scheduled for completion by mid-1999. Newly implemented applications and new releases of software packages will be tested in 1999 as part of the implementation process.

     Approximately 87% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms were deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software was compliant and tested by December 31, 1998. The remaining items will be resolved and tested in the first quarter of 1999. Ongoing testing for Year 2000 compliance will take place in 1999 as applications, systems software and hardware is upgraded or replaced. Approximately 50% of critical non-IT systems had been remediated as of December 31, 1998. Ongoing testing for Year 2000 compliance will continue through 1999.

     As part of the Project, significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems), that are believed to be critical to business operations after January 1, 2000, have been identified and contacted. Procedures are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project for the Company is approximately $2.0 million. Costs incurred on the Project during 1998, 1997 and 1996 were $1.4 million, $0.4 million, and $0.0 million, respectively, aggregating $1.8 million through December 31, 1998. The Company's future cost of completing the Year 2000 Project is estimated to be approximately $0.2 million, which is being funded through operating cash flows. These amounts include costs associated with the current development of contingency plans.

  Risks

     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that MONY Life and its subsidiaries' internal systems or equipment or those external parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or external parties' contingency plans will mitigate the effects of any noncompliance. Based upon currently available information and considering the Company's Year 2000 Project status, management believes that the most reasonably likely worst case scenario could result in short-term business interruptions. However, failure by the Company and/or external parties to complete Year 2000 readiness work in a timely manner could have a material adverse effect on the Company's financial position and results of its operations.

  Contingency Plans

     The Company has retained outside consultants to assist in the development of Business Continuity Plans, which includes identification of third party service providers, information systems, equipment, facilities, and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address failures due to the Year 2000 problem of third parties and other items, which are critical to the ongoing operation of the business. The Contingency Plan includes the performance of alternate processing as well as consideration for changing third party service providers, vendors, and suppliers if necessary. The scheduled date for completion of the Contingency Plan is mid-1999. The Company believes that due to the pervasive nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations except insofar as inflation affects interest rates.

                                  INVESTMENTS

GENERAL

     The Company's investment operations are managed by MONY Life's investment area pursuant to an agreement between the Company and MONY Life dated January 1, 1982. The investment area reports directly to the Chief Investment Officer of MONY Life. The investment area, in consultation with the product actuaries of MONY Life is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration and other characteristics of the Company's investment portfolio.

     The Company had total assets at December 31, 1998 of approximately $5.9 billion of which $1.8 billion represented assets held in the Company's general account and $4.1 billion represented assets held in the Company's separate accounts, for which the Company does not generally bear investment risk.

     The primary investment objective of the Company is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets to that of policyholder obligations). The Company is exposed to two primary sources of investment risk with respect to its general account assets: credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. The Company manages credit risk through industry and issuer diversification and asset allocation. The Company manages interest rate risk as part of its asset/liability management strategies, product design, such as the use of market value adjustment features and surrender charges and proactive monitoring and management of certain non-guaranteed elements of the Company's products (such as the resetting of credited interest rates for policies that permit such adjustments). A key aspect in managing interest rate exposure are the analyses performed by the Company to assess the adequacy of its projected asset cash flows relative to its projected liability cash flows. These analyses, many of which are required pursuant to the standard valuation laws of virtually all states, involve evaluating the potential gain or loss for over 95% of the Company's in force business under various increasing and decreasing interest rate environments, including inverted yield curves. For purposes of these analyses the Company has developed models of its in force business which reflect product characteristics such as cost of insurance rates, surrender charges, market value adjustments, cash values, etc. The models include assumptions, based on current and anticipated experience, regarding lapse and mortality rates and interest crediting strategies. In addition, these models include asset cash flow projections reflecting coupon payments, sinking fund payments, principal payments, defaults, bond calls, and mortgage prepayments.

     Generally, subject to certain minimum rates, where applicable, these cash flow analyses are based on projections of cash flows using ten different interest rate scenarios over ten or more years. First a baseline interest rate is selected based on current rates. Then from the selected baseline rate the ten scenarios are: (i) level, (ii) an immediate increase of 3% and then level, (iii) an immediate decrease of 3% and then level, (iv) a uniform increase over ten years of one half a percent per year and then level, (v) a uniform decrease over ten years of one half a percent per year and then level, (vi) a uniform increase of one percent per year over five years followed by a uniform decrease of one percent per year over the next five years and then level, (vii) a uniform decrease of one percent per year over five years followed by a uniform increase of one percent per year over the next five years and then level and (viii) a decrease of 2% and then level. In addition, two of the scenarios are run with an inverted yield curve.

     Since most of its in force liabilities result from separate account products, the Company does not focus on more precise liability duration measures because management believes that the scenario testing employed is sufficient to adequately assess interest rate risk. The Company does not use hedging instruments because management believes that there is limited general account risk exposure from recurring cash flows and limitations contained in product designs.

     Separate account assets are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company's statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues.

     General account assets are managed to support all of the Company's life insurance and annuity lines of business. With respect to the general account, the Company seeks to protect policyholders' benefits through asset/liability matching, emphasizing safety of principal, maintaining sufficient liquidity and avoiding undue asset concentrations through diversification. At the same time, the Company seeks to produce an investment return that supports competitive product pricing and which contributes to achieving the required risk adjusted return on surplus. The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support all the Company's liabilities, the Company has developed separate investment portfolios for specific classes of product liabilities within the general account. The investment area works closely with the business lines to develop investment guidelines, including duration targets, asset allocation, asset/liability mismatch tolerances and return objectives, for each product line in order to achieve each such product line's individual risk and return objectives.

     The following table summarizes the invested assets held in the general account of the Company at the dates indicated ($ in millions).

                                INVESTED ASSETS

                                                                   AS OF DECEMBER 31,
                                                         --------------------------------------
                                                               1998                 1997
                                                         -----------------    -----------------
                                                         CARRYING    % OF     CARRYING    % OF
                                                          VALUE      TOTAL     VALUE      TOTAL
                                                         --------    -----    --------    -----
Fixed maturities.......................................  $1,044.2     76.6%   $1,099.4     81.4%
Mortgage loans on real estate..........................     120.1      8.8       132.5      9.8
Policy loans...........................................      52.1      3.8        45.9      3.4
Real estate to be disposed of..........................       0.0      0.0        19.2      1.4
Real estate held for investment........................       8.3      0.6         2.8      0.2
Other invested assets..................................       4.7      0.4         5.1      0.4
Cash and cash equivalents..............................     133.4      9.8        46.0      3.4
                                                         --------    -----    --------    -----
          Total invested assets........................  $1,362.8    100.0%   $1,350.9    100.0%
                                                         ========    =====    ========    =====

     The yield on general account invested assets (including net realized gains and losses on investments) was 7.6% and 7.5% for the years ended December 31, 1998 and 1997, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for and the years ended December 31, 1998, 1997 and 1996 ($ in millions).

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                    AS OF AND FOR THE      AS OF AND FOR THE       AS OF AND FOR THE
                                       YEAR ENDED              YEAR ENDED              YEAR ENDED
                                    DECEMBER 31, 1998      DECEMBER 31, 1997       DECEMBER 31, 1996
                                   -------------------    --------------------    --------------------
                                   YIELD(1)    AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                   --------   --------    --------    --------    --------    --------
FIXED MATURITIES:
Investment income................     7.4%    $   77.2       7.4%     $   78.4       7.4%     $   76.7
Net realized gains (losses)......     0.2          2.6      (0.1)         (0.7)      0.0           0.1
Total............................     7.6%    $   79.8       7.3%     $   77.7       7.4%     $   76.8
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $1,014.2                $1,074.2                $1,047.9

                                    AS OF AND FOR THE      AS OF AND FOR THE       AS OF AND FOR THE
                                       YEAR ENDED              YEAR ENDED              YEAR ENDED
                                    DECEMBER 31, 1998      DECEMBER 31, 1997       DECEMBER 31, 1996
                                   -------------------    --------------------    --------------------
                                   YIELD(1)    AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                   --------   --------    --------    --------    --------    --------
MORTGAGE LOANS:
Investment income................     8.7%    $   11.0       8.4%     $   12.1       9.1%     $   14.7
Net realized gains (losses)......     1.1          1.4       1.7           2.4       0.4           0.7
Total............................     9.8%        12.4      10.1%     $   14.5       9.5%     $   15.4
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $  120.1                $  132.5                $  154.2
REAL ESTATE:(2)
Investment income................     3.3%    $    0.5       6.6%     $    2.0       7.9%     $    3.7
Net realized gains (losses)......    16.5          2.5       1.6           0.5       1.7           0.8
Total............................    19.8%         3.0       8.2%          2.5       9.6%     $    4.5
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $    8.3                $   22.0                $   38.9
POLICY LOANS:
Investment income................     7.4%    $    3.6       8.0%     $    3.5       6.8%     $    2.7
Net realized gains (losses)......     0.0          0.0       0.0           0.0       0.0           0.0
Total............................     7.4%         3.6       8.0%          3.5       6.8%     $    2.7
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $   52.1                $   45.9                $   41.5
CASH & CASH EQUIVALENTS:
Investment income................     3.0%    $    2.7       7.1%     $    4.8       5.4%     $    5.8
Net realized gains (losses)......     0.0          0.0       0.0           0.0       0.0           0.0
Total............................     3.0%         2.7       7.1%          4.8       5.4%     $    5.8
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $  133.4                $   46.0                $   90.2
OTHER INVESTED ASSETS:
Investment income(3).............     6.1%    $    0.3       4.9%     $    0.3       4.5%     $    0.3
Net realized gains (losses)......    12.2          0.6       8.2           0.5     (10.5)         (0.7)
Total............................    18.3%         0.9      13.1%          0.8      (6.0)%    $   (0.4)
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $    4.7                $    5.1                $    7.1
TOTAL BEFORE INVESTMENT EXPENSES:
Investment income(4).............     7.2%    $   95.3       7.5%     $  101.1       7.4%     $  103.9
Net realized gains (losses)......     0.5          7.1       0.2           2.7       0.1           0.9
Total............................     7.7%       102.4       7.7%        103.8       7.5%     $  104.8
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $1,332.8                $1,325.7                $1,379.8
Investment expenses net of other
  fee income(5)..................    (0.1)%   $   (0.7)     (0.2)%    $   (2.0)     (0.1)%    $   (1.9)
TOTAL AFTER INVESTMENT EXPENSES:
Investment income(5).............     7.1%    $   94.6       7.3%     $   99.1       7.3%     $  102.0
Net realized gains (losses)......     0.5          7.1       0.2           2.7       0.1           0.9
Total............................     7.6%    $  101.7       7.5%     $  101.8       7.4%     $  102.9
                                     ----     --------      ----      --------     -----      --------
Ending assets....................             $1,332.8                $1,325.7                $1,379.8
Net unrealized gains (losses) on
  fixed maturities...............             $   30.0                $   25.2                $   12.0
                                              --------                --------                --------
Total invested assets............             $1,362.8                $1,350.9                $1,391.8
                                              ========                ========                ========

---------------
(1) Yields are based on annual average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Equity real estate income is shown net of operating expenses and depreciation.

(3) Excludes amounts referred to in (5) below.

(4) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $1.6 million, $4.6 million and $5.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, real estate investment income is shown net of depreciation of $0.6 million, $0.4 million and $0.8 million for the aforementioned periods, respectively.

(5) Includes mortgage servicing fee and other miscellaneous fee income of approximately $2.3 million, $1.3 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities and privately placed debt securities and represented 76.6% and 81.4% of total invested assets at December 31, 1998 and 1997, respectively.

     The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade ("Baa" or higher by Moody's, or "BBB" or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade ("Ba" or lower by Moody's, or "BB" or lower by S&P).

     The following tables present the Company's private, public and total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 1998 and 1997, as well as the percentage, based on fair value, that each designation comprises ($ in millions).

                   PUBLIC FIXED MATURITIES BY CREDIT QUALITY

                                                   AS OF DECEMBER 31, 1998          AS OF DECEMBER 31, 1997
                             RATING AGENCY      ------------------------------   ------------------------------
NAIC                           EQUIVALENT       AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
RATING                        DESIGNATION         COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
------                    --------------------  ---------   -----   ----------   ---------   -----   ----------
1.......................  Aaa/Aa/A               $346.1      60.9%    $357.3      $390.6      63.1%    $400.2
2.......................  Baa                     203.1      35.8      210.0       203.2      32.9      208.5
3.......................  Ba                       19.2       3.3       19.1        21.0       3.4       21.3
4.......................  B                         0.0       0.0        0.0         4.5       0.6        4.0
5.......................  Caa and lower             0.0       0.0        0.0         0.0       0.0        0.0
6.......................  In or near default        0.0       0.0        0.0         0.0       0.0        0.0
                                                 ------     -----     ------      ------     -----     ------
                          Total public fixed
                            maturities           $568.4     100.0%    $586.4      $619.3     100.0%    $634.0
                                                 ======     =====     ======      ======     =====     ======

                   PRIVATE FIXED MATURITIES BY CREDIT QUALITY

                                                   AS OF DECEMBER 31, 1998          AS OF DECEMBER 31, 1997
                             RATING AGENCY      ------------------------------   ------------------------------
NAIC                           EQUIVALENT       AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
RATING                        DESIGNATION         COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
------                    --------------------  ---------   -----   ----------   ---------   -----   ----------
1.......................  Aaa/Aa/A               $132.6      30.0%    $137.2      $162.7      35.7%    $166.3
2.......................  Baa                     277.3      62.8      287.4       238.5      52.7      245.1
3.......................  Ba                       29.3       5.8       26.7        45.6       9.9       46.1
4.......................  B                         3.0       0.6        2.7         7.5       1.6        7.3
5.......................  Caa and lower             3.6       0.8        3.8         0.0       0.0        0.0
6.......................  In or near default        0.0       0.0        0.0         0.6       0.1        0.6
                                                 ------     -----     ------      ------     -----     ------
                          Total private fixed
                            maturities           $445.8     100.0%    $457.8      $454.9     100.0%    $465.4
                                                 ======     =====     ======      ======     =====     ======

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY

                                                   AS OF DECEMBER 31, 1998          AS OF DECEMBER 31, 1997
                             RATING AGENCY      ------------------------------   ------------------------------
NAIC                           EQUIVALENT       AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
RATING                        DESIGNATION         COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
------                    --------------------  ---------   -----   ----------   ---------   -----   ----------
1.......................  Aaa/Aa/A              $  478.7     47.3%   $  494.5    $  553.3     51.5%   $  566.5
2.......................  Baa                      480.4     47.6       497.4       441.7     41.3       453.6
3.......................  Ba                        48.5      4.4        45.8        66.6      6.1        67.4
4.......................  B                          3.0      0.3         2.7        12.0      1.0        11.3
5.......................  Caa and lower              3.6      0.4         3.8         0.0      0.0         0.0
6.......................  In or near default         0.0      0.0         0.0         0.6      0.1         0.6
                                                --------    -----    --------    --------    -----    --------
                          Total fixed
                            maturities          $1,014.2    100.0%   $1,044.2    $1,074.2    100.0%   $1,099.4
                                                ========    =====    ========    ========    =====    ========

     The Company utilizes its investments in privately placed fixed maturities to increase diversification and obtain higher yields than are possible with comparable quality public market securities. These privately placed securities are also used to enhance cash flow as a result of sinking fund payments. Generally, private placements provide the Company with broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     At December 31, 1998, the percentage, based on estimated fair value, of total public and private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 94.9% compared to 92.8% for December 31, 1997. The fixed maturities portfolio was comprised, based on estimated fair value, of 56.2% in public fixed maturities and 43.8% in private fixed maturities at December 31, 1998 and 57.7% in public fixed maturities and 42.3% in private fixed maturities at December 31, 1997.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

     The Company defines problem securities in the fixed maturity category as securities which, (i) are in default as to principal or interest payments (ii) are to be restructured pursuant to commenced negotiations (iii) went into bankruptcy subsequent to acquisition or (iv) are deemed to have other than temporary impairments to value. The fair value of problem fixed maturities was $4.4 million and $4.6 million at December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996 $0.0 million, $0.1 million and $1.3 million of interest income was not accrued on problem fixed maturities.

     The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these credits are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk. The fair value of potential problem fixed maturities was $16.4 million and $28.3 million at December 31, 1998 and 1997, respectively.

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. The fair value of restructured fixed maturities was $2.7 million and $0.0 million at December 31, 1998 and 1997, respectively.

     The following table sets forth the total carrying values of the Company's fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities ($ in millions).

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Total fixed maturities (public and private).................  $1,044.2    $1,099.4
                                                              ========    ========
Problem fixed maturities....................................       4.4         4.6
Potential problem fixed maturities..........................      16.4        28.3
Restructured fixed maturities...............................       2.7         0.0
                                                              --------    --------
Total problem, potential problem & restructured fixed
  maturities................................................  $   23.5    $   32.9
                                                              ========    ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........       2.3%        3.0%
                                                              ========    ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1998 and 1997 are as follows ($ in millions):

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                   AS OF DECEMBER 31, 1998    AS OF DECEMBER 31, 1997
                                                   -----------------------    -----------------------
                                                   AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                     COST       FAIR VALUE      COST       FAIR VALUE
                                                   ---------    ----------    ---------    ----------
Due in one year or less..........................  $   90.0      $   90.4     $   23.2      $   23.3
Due after one year through five years............     306.8         315.5        374.3         380.6
Due after five years through ten years...........     284.7         299.2        343.0         353.8
Due after ten years..............................     105.2         106.3         81.6          83.7
                                                   --------      --------     --------      --------
Subtotal.........................................     786.7         811.4        822.1         841.4
Mortgage-backed and other asset-backed
  securities.....................................     227.5         232.8        252.1         258.0
                                                   --------      --------     --------      --------
          Total..................................  $1,014.2      $1,044.2     $1,074.2      $1,099.4
                                                   ========      ========     ========      ========

     The Company held approximately $232.8 million and $258.0 million of mortgage-backed and asset-backed securities as of December 31, 1998 and 1997, respectively. Of such amounts, $108.3 million and $126.0 million or 46.5% and 48.8%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 1998 and 1997, 91.2% and 94.1%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated ($ in millions).

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
CMOs........................................................  $147.7     $168.3
Pass-through securities.....................................     0.1        0.2
Commercial MBSs.............................................     5.4       17.6
Asset-backed securities.....................................    79.6       71.9
                                                              ------     ------
          Total MBS's and asset-backed securities...........  $232.8     $258.0
                                                              ======     ======

     CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company's investment portfolio have relatively low cash flow variability. In addition, approximately 73.2% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

     The principal risks inherent in holding CMOs (as well as pass-through securities) are prepayment and extension risks arising from changes in market interest rates. In declining interest rate environments, the mortgages underlying the CMOs are prepaid more rapidly than anticipated, causing early repayment of the CMOs. In rising interest rate environments, the underlying mortgages are prepaid at a slower rate than anticipated, causing CMO principal repayments to be extended. Although early CMO repayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at lower current yields, resulting in a net reduction of future investment income.

     The Company manages this prepayment and extension risk by investing in CMO tranches that provide for greater stability of cash flows. The mix of CMO tranches was as follows as of the dates indicated ($ in millions).

                 COLLATERALIZED MORTGAGE OBLIGATIONS BY TRANCHE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Planned Amortization Class..................................  $121.8     $131.5
Sequential..................................................    25.9       36.8
                                                              ------     ------
          Total CMO's.......................................  $147.7     $168.3
                                                              ======     ======

     The Planned Amortization Class ("PAC") tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other CMO tranches. In general, the Company's PACs are structured to provide average life stability for increases and decreases in interest rates of 100 to 200 basis points. PACs derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the PACs' originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the PAC if the PACs' actual cash flows are received later than originally anticipated.

     The prepayment and extension risk associated with a Sequential tranche can vary as interest rates fluctuate, since this tranche is not supported by other tranches.

     The majority of the securities contained in the Company's CMO portfolio are traded in the open market. As such, the Company obtains market prices from outside vendors. Any security price not received from such vendors is obtained from the originating broker or internally calculated.

     Asset-backed securities ("ABS") are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 10.8% and 17.0%, of the ABS portfolio as of December 31, 1998 and 1997, respectively), the ABS portfolio is in general insensitive to changes in interest rates. As of December 31, 1998 and 1997, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

     The following table presents the types of ABS held by the Company as of the dates indicated ($ in millions).

                        ASSET-BACKED SECURITIES BY TYPE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Credit cards................................................  $42.1       $28.7
Automobile receivables......................................   12.0        13.0
Home equity.................................................    8.6        12.2
Lease receivables...........................................    5.0         5.0
Miscellaneous...............................................   11.9        13.0
                                                              -----       -----
          Total ABS.........................................  $79.6       $71.9
                                                              =====       =====

MORTGAGE LOANS

     Mortgage loans comprise 8.8% and 9.8% of total invested assets at December 31, 1998 and 1997, respectively. Mortgage loans consist of commercial and agricultural loans. As of December 31, 1998 and 1997, commercial mortgage loans comprised $27.6 million and $34.0 million or 23.0% and 25.7% of total mortgage loan investments, respectively. Agricultural loans comprised $92.5 million and $98.5 million or 77.0% and 74.3% of total mortgage loan investments, respectively.

     In 1992, the Company discontinued making new commercial mortgage loans, except to honor outstanding commitments or safeguard the values of existing investments. In 1999, due to improving market conditions, the need to maintain a diversified investment portfolio and advantageous yields, the Company will begin to originate new commercial mortgage loans.

  Commercial Mortgage Loans

     Following is a summary of the Company's commercial mortgage loans by geographic area and property type as of December 31, 1998 and 1997 ($ in millions).

      COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY GEOGRAPHIC AREA AND BY TYPE

                            AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------

                  GEOGRAPHIC AREA
----------------------------------------------------
                        NUMBER     CARRYING    % OF
REGION                 OF LOANS     VALUE      TOTAL
------                 --------    --------    -----
Northeast............      7        $13.9       50.3%
West.................      4          7.9       28.6
Southeast............      2          3.0       10.9
Mountain.............      1          1.6        5.8
Midwest..............      1          1.2        4.4
                          --        -----      -----
     Total...........     15        $27.6      100.0%
                          ==        =====      =====

                   PROPERTY TYPE
----------------------------------------------------
                        NUMBER     CARRYING    % OF
        TYPE           OF LOANS     VALUE      TOTAL
        ----           --------    --------    -----
Office...............      7        $13.4       48.5%
Retail...............      3          4.6       16.7
Industrial...........      2          4.6       16.7
Other................      2          3.6       13.0
Apartments...........      1          1.4        5.1
                          --        -----      -----
       Total.........     15        $27.6      100.0%
                          ==        =====      =====

      COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY GEOGRAPHIC AREA AND BY TYPE

                            AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------

                  GEOGRAPHIC AREA
----------------------------------------------------
                        NUMBER     CARRYING    % OF
REGION                 OF LOANS     VALUE      TOTAL
------                 --------    --------    -----
Northeast............      9        $18.1       53.2%
West.................      5          9.5       27.9
Southeast............      2          3.0        8.9
Mountain.............      1          1.6        4.7
Midwest..............      2          1.8        5.3
                          --        -----      -----
     Total...........     19        $34.0      100.0%
                          ==        =====      =====

                   PROPERTY TYPE
----------------------------------------------------
                        NUMBER     CARRYING    % OF
TYPE                   OF LOANS     VALUE      TOTAL
----                   --------    --------    -----
Office...............      9        $15.9       46.8%
Retail...............      3          4.6       13.5
Industrial...........      3          6.2       18.2
Other................      2          4.0       11.8
Apartments...........      2          3.3        9.7
                          --        -----      -----
     Total...........     19        $34.0      100.0%
                          ==        =====      =====

     The Company's commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company's real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers' financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                             AS OF DECEMBER 31,
                                                   --------------------------------------
                                                         1998                 1997
                                                   -----------------    -----------------
                                                   CARRYING    % OF     CARRYING    % OF
                                                    VALUE      TOTAL     VALUE      TOTAL
                                                   --------    -----    --------    -----
                                                              ($ IN MILLIONS)
1 year or less...................................   $ 9.2       33.3%    $ 4.5       13.2%
Over 1 year but less than or equal to 2 years....     3.8       13.8       9.6       28.2
Over 2 years but less than or equal to 3 years...     5.6       20.3       3.8       11.2
Over 3 years but less than or equal to 4 years...     0.0        0.0       3.6       10.6
Over 4 years but less than or equal to 5 years...     0.0        0.0       1.4        4.1
Over 5 years but less than or equal to 6 years...     0.0        0.0       1.9        5.6
Over 6 years but less than or equal to 7 years...     2.4        8.7       0.0        0.0
Over 7 years but less than or equal to 8 years...     3.2       11.6       2.4        7.1
Over 8 years but less than or equal to 9 years...     1.4        5.1       3.3        9.7
Over 9 years but less than or equal to 10
  years..........................................     0.0        0.0       1.4        4.1
Over 10 years....................................     2.0        7.2       2.1        6.2
                                                    -----      -----     -----      -----
          Total..................................   $27.6      100.0%    $34.0      100.0%
                                                    =====      =====     =====      =====

PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES

     Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

     The Company reviews its mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on "watchlist", or which currently has a valuation allowance. Loans which are delinquent and loans in process of foreclosure are categorized by the Company as "problem" loans. Loans with valuation allowances, but which are not currently delinquent, and loans which are on the watchlist are categorized by the Company as "potential problem" loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as "restructured" loans.

     The carrying value of commercial mortgage loans at December 31, 1998 was $27.6 million, which amount is net of valuation allowances aggregating $0.9 million which represents management's best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company's financial position and results of operations.

     At December 31, 1998, the carrying value of restructured loans was $13.5 million, net of valuation allowances of $0.5 million. There were no problem or potential problem loans at December 31, 1998.

     Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans' original terms was approximately $1.4 million at December 31, 1998 and 1997. As a result of the restructurings, the gross interest income recognized in net income at December 31, 1998 and 1997 was $1.0 million.

     The following table presents the carrying amounts of problem and restructured commercial mortgages relative to the carrying value of all commercial mortgages as of the dates indicated. The table also presents the valuation allowances and writedowns recorded by the Company relative to commercial mortgages defined as problem and restructured as of each of the aforementioned dates ($ in millions).

        PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Total commercial mortgages..................................  $27.6       $34.0
                                                              =====       =====
Problem commercial mortgages(1).............................    0.0         0.9
Restructured commercial mortgages...........................   13.5        13.5
                                                              -----       -----
Total problem and restructured commercial mortgages.........  $13.5       $14.4
                                                              =====       =====
Valuation allowances/writedowns:
Problem loans...............................................  $ 0.0       $ 0.2
Restructured loans..........................................    0.5         0.7
                                                              -----       -----
Total valuation allowances/writedowns.......................  $ 0.5       $ 0.9
                                                              =====       =====
Total valuation allowances/writedowns as a percent of
  problem and restructured commercial mortgages at carrying
  value before valuation allowances and writedowns..........    3.6%        5.9%
                                                              =====       =====

---------------
(1) Problem commercial mortgages included mortgage loans in foreclosure of $0.0 million and $0.9 million at December 31, 1998 and 1997, respectively.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 1998 and 1997, such reserves were $0.4 million and $0.6 million, respectively.

  Agricultural Mortgage Loans

     The carrying value of the Company's agricultural mortgage loans was $92.5 million and $98.5 million at December 31, 1998 and 1997, respectively, representing 77.0% and 74.3% of total mortgage assets. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 0.0% and 0.8% of total agricultural loans outstanding at December 31, 1998 and 1997, respectively, were delinquent or in process of foreclosure.

PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES

     The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. The following table presents the carrying amounts of problem, potential problem and restructured agricultural mortgages relative to the carrying value of all agricultural mortgages as of the dates indicated ($ in millions).

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Total agricultural mortgages................................  $92.5       $98.5
                                                              =====       =====
Problem agricultural mortgages(1)...........................    0.0         0.7
Potential problem agricultural mortgages....................    0.4         0.5
Restructured agricultural mortgages.........................    0.8         0.0
                                                              -----       -----
Total problem, potential problem & restructured agricultural
  mortgages(2)..............................................  $ 1.2       $ 1.2
                                                              =====       =====

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $0.0 million and $0.7 million at December 31, 1998 and 1997, respectively, and there were no mortgage loans in the process of foreclosure at such dates.

(2) As of December 31, 1998 and 1997, there were no valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

     In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 1998 and 1997, such reserves were $0.9 million and $1.0 million, respectively.

     As illustrated in the table above, at December 31, 1998 and 1997 problem agricultural mortgage loans totaled $0.0 million and $0.7 million or 0.0% and 0.7% of the total carrying value of agricultural mortgages at such dates, respectively. Potential problem agricultural mortgages (not currently in a delinquent status, but with collateral impairment) totaled $0.4 million and $0.5 million or 0.4% and 0.5% of the total carrying value of agricultural mortgages at such dates, respectively, and restructured mortgages totaled $0.8 million and $0.0 million or 0.9% and 0.0% of the total carrying value of agricultural mortgages at such dates, respectively. Total problem, potential problem and restructured mortgages was $1.2 million at December 31, 1998 and 1997 or 1.3% and 1.2% of the total carrying value of agricultural mortgages at such dates, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 1998 and 1997, the carrying value of the Company's real estate investments was $8.3 million and $22.0 million, respectively, or 0.6% and 1.6%, respectively, of general account invested assets. The Company owns real estate and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications ($ in millions).

                               EQUITY REAL ESTATE

                                                              AS OF DECEMBER 31,
                                                              -------------------
TYPE                                                           1998        1997
----                                                          ------      -------
Real estate.................................................   $0.3        $ 0.3
Foreclosed..................................................    8.0         21.7
                                                               ----        -----
          Total.............................................   $8.3        $22.0
                                                               ====        =====

     Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $8.3 million and $2.8 million as of December 31, 1998 and 1997, respectively. The carrying value of real estate to be disposed of aggregated $0.0 million and $19.2 million as of December 31, 1998 and 1997, respectively.

     The Company closely monitors property net operating income on a cash basis, along with occupancy levels of the Company's commercial real estate properties owned for more than one year, which comprise a significant portion (94.5% at December 31, 1998) of the Company's equity real estate portfolio.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above ($ in millions).

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              ------      -------
Fixed maturities............................................   $0.5        $ 0.9
Real estate(1)..............................................    1.9          9.5
Other.......................................................    0.0          0.5
                                                               ----        -----
          Total.............................................   $2.4        $10.9
                                                               ====        =====

---------------
(1) Includes $1.6 million and $9.5 million at December 31, 1998 and 1997, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              ------      -------
Mortgages...................................................   $1.9        $ 2.5
Real estate.................................................    0.0          2.2
                                                               ----        -----
          Total.............................................   $1.9        $ 4.7
                                                               ====        =====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              ------      -------
Fixed maturities............................................   $0.5        $ 0.9
Mortgages...................................................    1.9          2.5
Real estate.................................................    1.9         11.7
Other.......................................................    0.0          0.5
                                                               ----        -----
          Total.............................................   $4.3        $15.6
                                                               ====        =====

     All of the Company's fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 1998, 1997 and 1996 such writedowns aggregated $0.4 million, $0.9 million and $0.8 million, respectively.

     At December 31, 1998, 2.0% ($27.6 million) and 2.5% ($34.0 million), respectively, of the Company's general account invested assets consisted of commercial mortgage loans. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1998, 1997 and 1996, such increases (decreases) in valuation allowances aggregated ($0.4) million, ($0.3) million and ($0.4) million, respectively. The carrying value of commercial mortgage loans at December 31, 1998 was $27.6 million, which amount is net of $0.9 million representing management's best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

     The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. There were no impairment adjustments for the years ended December 31, 1998, 1997 and 1996. At December 31, 1998 and 1997, the carrying value of real estate held for investment was $8.3 million and $2.8 million, or 0.6% and 0.2% of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $1.9 million and $0.6 million, respectively, and net of accumulated depreciation of $1.9 million and $0.2 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

     The carrying value of real estate to be disposed of at December 31, 1998 and 1997 was $0.0 million and $19.2 million, net of impairment adjustments of $0.0 million and $8.9 million, valuation allowances of $0.0 million and $2.2 million, and accumulated depreciation of $0.0 million and $2.6 million, respectively. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs (See Note 2 to the Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1998, 1997 and 1996, such increases (decreases) in valuation allowances aggregated ($0.1) million, $1.0 million and ($0.1) million, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had total assets at December 31, 1998 of approximately $5.9 billion of which $1.8 billion represented assets held in the Company's general account and $4.1 billion represented assets held in the Company's separate accounts, for which the Company does generally bear investment risk.

     The Company's exposure to market risk in its general account relates to the market price and/or cash flow variability associated with changes in market interest rates. Set forth below is an overview of the Company's primary exposure to market risk, and its objectives and strategies relating to such risk. Following this is a more detailed discussion of: (i) the Company's exposure to interest rate risk, (ii) liability characteristics of the Company's business, and (iii) asset/liability management techniques used by the Company to manage market risks:

OVERVIEW --

     The Company's results of operations significantly depend on profit margins between general account invested assets and interest credited on insurance and annuity products. Changes in interest rates can potentially impact the Company's profitability. Management believes the Company's liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into consideration the aforementioned factors. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the Company's fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage loan investments are fixed rate mortgages that carry yield maintenance and prepayment provisions.

INTEREST RATE RISK --

     The Company's exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans. The carrying value of investments in fixed maturity securities and mortgage loans represents 85.4 percent at December 31, 1998, of the total carrying value of the Company's invested assets at such date. Substantially all of the Company's fixed maturity securities are U.S. dollar denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates (see "Investments -- General" for a more detailed discussion of these analyses). The table below shows the Company's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 1998. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company's portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

                  ASSETS WITH INTEREST RATE RISK -- FAIR VALUE

                                                                   AT
                                                              DECEMBER 31,     +100 BASIS
                                                                  1998        POINT CHANGE
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
ASSETS
Fixed maturities............................................    $1,044.2        $ (33.8)
Mortgage loans..............................................       124.9           (3.4)
                                                                --------        -------
  Total.....................................................    $1,169.1        $ (37.2)
                                                                ========        =======

POLICYHOLDERS' LIABILITY CHARACTERISTICS --

     Policyholders' liabilities at December 31, 1998 consisted of future policy benefits, policyholders' account balances, and other policyholders' liabilities of $112.0 million, $1,187.1 million, $56.9 million, respectively. These liabilities were backed, at such date, by approximately $1.8 billion of assets (total assets excluding "Separate Account assets"), including invested assets of approximately $1.4 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company's asset/liability management strategy. Following is a discussion of the Company's policyholders' policy and annuity liabilities at December 31, 1998.

  Future Policy Benefits

     Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, and supplementary contracts with life contingencies. Future policy benefit liabilities on such business aggregated approximate $112.8 million at December 31, 1998. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $81.2 million at December 31, 1998, is 6.0%.

  Policyholders' Account Balances and Other Policyholders' Liabilities

     Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category may be subject to surrender charges for an initial period. Product examples include, single premium deferred annuities, universal life contracts, and the general account portion of the Company's variable annuity products. In general, the Company's investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholders' account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

ASSET/LIABILITY MANAGEMENT TECHNIQUES --

     Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See
"Investments" -- "General". Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. See "Life Insurance Liability Characteristics". On the basis of these analyses, management believes there is no material risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS

     See the Financial Statements beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 is set forth in Item 1A hereof under the caption "Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the directors or officers, receives any compensation from the Company. All compensation is being paid by MONY Life, with an allocation of their compensation to be made for services rendered to the Company pursuant to a cost allocation agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note 3 to the Financial Statements beginning at page F-1.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8K

     (a) The following documents are filed as part of this Report:

        (1) Financial Statements.
            See Index to Financial Statements included at page F-1 hereto.

        (2) Financial Statement Schedule.
            None.

        (3) Exhibits.
            See Exhibit Index at page E-1.

     (b) Reports on Form 8-K.

          No report on Form 8-K was filed during the period covered by this report.

ITEM 8.  FINANCIAL STATEMENTS

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                         INDEX TO FINANCIAL STATEMENTS

Independent accountants' report.............................  F-2

Balance sheets as of December 31, 1998 and 1997.............  F-3
Statements of income and comprehensive income for the years
  ended December 31, 1998, 1997 and 1996....................  F-4
Statements of changes in shareholder equity for the years
  ended December 31, 1998, 1997 and 1996....................  F-5
Statements of cash flows for the years ended December 31,
  1998, 1997 and 1996.......................................  F-6
Notes to financial statements...............................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
MONY Life Insurance Company of America

     In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, changes in shareholder's equity and cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the financial statements, the Company adopted in 1996, Statements of Financial Accounting Standards No. 120 (SFAS 120) and Statements of Financial Accounting Standards Board Interpretation No. 40 (FIN
40) which required implementation of several accounting pronouncements not previously adopted. The effects of adopting SFAS 120 and FIN 40 were retroactively applied to the Company's previously issued financial statements, consistent with the implementation guidance of those standards.

PricewaterhouseCoopers LLP

New York, New York
February 15, 1999, except for Note 12(b), as to which the date is March 22, 1999.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                1998        1997
                                                              --------    --------
                                                                ($ IN MILLIONS)
                                      ASSETS
INVESTMENTS:
Fixed maturity securities available-for-sale, at fair
  value.....................................................  $1,044.2    $1,099.4
Mortgage loans on real estate (Note 8)......................     120.1       132.5
Policy loans................................................      52.1        45.9
Real estate to be disposed of (Note 8)......................       0.0        19.2
Real estate held for investment (Note 8)....................       8.3         2.8
Other invested assets.......................................       4.7         5.1
                                                              --------    --------
                                                               1,229.4     1,304.9
                                                              ========    ========
Cash and cash equivalents...................................     133.4        46.0
Accrued investment income...................................      19.5        22.4
Amounts due from reinsurers.................................      24.4        13.0
Deferred policy acquisition costs...........................     318.6       281.6
Other assets................................................      15.3        16.9
Separate account assets.....................................   4,148.8     3,606.7
                                                              --------    --------
          Total assets......................................  $5,889.4    $5,291.5
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................  $  112.0    $  106.1
Policyholders' account balances.............................   1,187.1     1,215.7
Other policyholders' liabilities............................      56.9        41.2
Accounts payable and other liabilities......................      67.9        34.5
Current federal income taxes payable........................      13.2        17.8
Deferred federal income taxes (Note 5)......................      13.7         7.5
Separate account liabilities................................   4,148.8     3,606.7
                                                              --------    --------
          Total liabilities.................................   5,599.6     5,029.5
Commitments and contingencies (Note 12)
Common stock $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding..........................       2.5         2.5
Capital in excess of par....................................     189.7       177.2
Retained earnings...........................................      89.6        75.4
Accumulated other comprehensive income......................       8.0         6.9
                                                              --------    --------
          Total shareholder's equity........................     289.8       262.0
                                                              --------    --------
          Total liabilities and shareholder's equity........  $5,889.4    $5,291.5
                                                              ========    ========

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $122.0    $100.8    $ 80.8
Premiums....................................................     1.7       0.1       0.0
Net investment income (Note 6)..............................    94.6      99.1     102.0
Net realized gains on investments (Note 6)..................     7.1       2.7       0.9
Other income................................................     7.6       5.5       4.8
                                                              ------    ------    ------
                                                               233.0     208.2     188.5
                                                              ------    ------    ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    34.9      30.6      26.4
Interest credited to policyholders' account balances........    65.1      72.5      73.0
Amortization of deferred policy acquisition costs...........    35.5      46.3      36.6
Other operating costs and expenses..........................    75.6      46.0      39.4
                                                              ------    ------    ------
                                                               211.1     195.4     175.4
                                                              ------    ------    ------
Income before income taxes..................................    21.9      12.8      13.1
Income tax expense..........................................     7.7       4.5       4.6
                                                              ------    ------    ------
Net income..................................................    14.2       8.3       8.5
Other comprehensive income, net (Note 6)....................     1.1       3.3      (5.8)
                                                              ------    ------    ------
Comprehensive income........................................  $ 15.3    $ 11.6    $  2.7
                                                              ======    ======    ======

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                          ACCUMULATED
                                                   CAPITAL                   OTHER            TOTAL
                                         COMMON   IN EXCESS   RETAINED   COMPREHENSIVE    SHAREHOLDER'S
                                         STOCK     OF PAR     EARNINGS      INCOME           EQUITY
                                         ------   ---------   --------   -------------   ---------------
                                                                 ($ IN MILLIONS)
Balance, December 31, 1995.............   $2.5     $153.0      $ 58.6        $ 9.4           $223.5
Capital contribution...................              13.4                                      13.4
Comprehensive income
  Net income...........................                           8.5                           8.5
  Other comprehensive income:
     Unrealized gains on investments,
       net of unrealized losses,
       reclassification adjustments,
       and taxes (Note 6)..............                                       (5.8)            (5.8)
                                          ----     ------      ------        -----           ------
Comprehensive income...................                                                         2.7
                                                                                             ------
Balance, December 31, 1996.............    2.5      166.4        67.1          3.6            239.6
Capital contribution...................              10.8                                      10.8
Comprehensive income
  Net income...........................                           8.3                           8.3
  Other comprehensive income:
     Unrealized losses on investments,
       net of unrealized gains,
       reclassification adjustments,
       and taxes (Note 6)..............                                        3.3              3.3
                                          ----     ------      ------        -----           ------
Comprehensive income...................                                                        11.6
                                                                                             ------
Balance, December 31, 1997.............    2.5      177.2        75.4          6.9            262.0
Capital contribution...................              12.5                                      12.5
Comprehensive income
  Net income...........................                          14.2                          14.2
  Other comprehensive income:
     Unrealized gains on investments,
       net of unrealized losses,
       reclassification adjustments,
       and taxes (Note 6)..............                                        1.1              1.1
                                          ----     ------      ------        -----           ------
Comprehensive income...................                                                        15.3
                                                                                             ------
Balance, December 31, 1998.............   $2.5     $189.7      $ 89.6        $ 8.0           $289.8
                                          ====     ======      ======        =====           ======

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     ($ IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES (SEE NOTE 2):
Net income..................................................  $  14.2    $   8.3    $   8.5
Adjustments to reconcile net income to net cash (used
  in)/provided by operating activities:
  Interest credited to policyholders' account balances......     64.1       71.5       72.5
  Universal life and investment-type product policy fee
     income.................................................   (107.0)     (98.1)     (85.3)
  Capitalization of deferred policy acquisition costs.......    (74.9)     (73.8)     (68.5)
  Amortization of deferred policy acquisition costs.........     35.5       46.3       36.6
  Provision for depreciation and amortization...............      1.0        0.4        1.4
  Provision for deferred federal income taxes...............      5.6       (7.6)      (3.6)
  Net realized gains on investments.........................     (7.1)      (2.7)      (0.9)
  Change in other assets and accounts payable and other
     liabilities............................................     38.6       23.8       21.2
  Change in future policy benefits..........................      5.9        0.2        1.2
  Change in other policyholders' liabilities................     15.7        5.0        2.0
  Change in current federal income taxes payable............     (4.6)     (11.2)      15.0
                                                              -------    -------    -------
Net cash (used in) provided by operating activities.........    (13.0)     (37.9)       0.1
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayments of:
  Fixed maturities..........................................    171.4      130.6      134.8
  Equity securities.........................................      0.8        1.0        0.0
  Mortgage loans on real estate.............................     37.6       37.7       53.2
  Real estate...............................................     17.0       18.6       19.8
  Other invested assets.....................................      0.6        1.5        0.0
Acquisitions of investments:
  Fixed maturities..........................................   (109.2)    (157.6)    (163.8)
  Equity securities.........................................     (0.1)      (0.1)       0.0
  Mortgage loans on real estate.............................    (24.3)     (13.6)     (38.7)
  Real estate...............................................     (0.6)      (1.5)      (3.4)
  Other invested assets.....................................     (0.3)      (0.1)      (0.3)
  Policy loans, net.........................................     (6.2)      (4.4)      (3.3)
  Other.....................................................     (0.5)       0.3       (0.9)
                                                              -------    -------    -------
Net cash provided by (used in) investing activities.........  $  86.2    $  12.4    $  (2.6)
                                                              -------    -------    -------

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     ($ IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................  $ 811.8    $ 810.4    $ 753.5
Return of policyholders' account balances on annuity
  policies and universal life policies......................   (797.6)    (829.1)    (786.0)
                                                              -------    -------    -------
Net cash provided by (used in) financing activities.........     14.2      (18.7)     (32.5)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........     87.4      (44.2)     (35.0)
Cash and cash equivalents, beginning of year................     46.0       90.2      125.2
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 133.4    $  46.0    $  90.2
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes................................................  $  13.4    $  29.1    $   0.0

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS:

     MONY Life Insurance Company of America (the "Company"), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company of New York (MONY Life), a stock life insurance company. MONY Life is a wholly owned subsidiary of The MONY Group, Inc. (the "MONY Group").

     The Company's primary business is to provide asset accumulation and life insurance products to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force. These products are sold throughout the United States (except New York) and Puerto Rico.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). Prior to 1996, the Company, as a wholly-owned stock insurance subsidiary of a mutual life insurance company (MONY Life), prepared its financial statements in conformity with accounting practices prescribed or permitted by the Arizona State Insurance Department ("SAP"), which accounting practices were considered to be GAAP for mutual life insurance companies and their wholly-owned stock insurance subsidiaries. As of January 1, 1996, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises (the "Interpretation"), and Statement of Financial Accounting Standards ("SFAS") No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Policies (the "Standard"). The Interpretation and the Standard require mutual life insurance companies and their wholly-owned stock insurance subsidiaries to adopt all applicable authoritative GAAP pronouncements in their general purpose financial statements. Accordingly, the initial effect of applying the Interpretation and the Standard has been reported retroactively through the restatement of previously issued financial statements presented herein for comparative purposes (see Note 13).

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company's financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, and (iii) valuation allowances for mortgage loans and real estate to be disposed of, and impairment writedowns for real estate held for investment.

     During 1997, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which was issued by the FASB in June of 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in general purpose financial statements. All periods presented herein reflect the provisions of SFAS No. 130.

  Valuation of Investments and Realized Gains and Losses

     All of the Company's fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on fixed maturity securities are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of fixed maturity securities is adjusted for impairments in value deemed to be other than temporary. These

                     MONY LIFE INSURANCE COMPANY OF AMERICA
adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

     Mortgage loans on real estate are stated at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, or the loan's observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. The provision for loss is reported as a realized loss on investment. Loans in foreclosure and loans considered to be impaired, other than restructured loans, are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in investment income in the period received. Interest income on restructured mortgage loans is accrued at the restructured loans' interest rate.

     Real estate held for investment, as well as related improvements, are generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset (which may range from 5 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected from real estate investments, including the proceeds on disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the real estate, an impairment loss is recognized. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Real estate that management intends to sell is classified as "to be disposed of". Real estate to be disposed of is reported at the lower of its current carrying value or estimated fair value less estimated sales costs. Changes in reported values relating to real estate to be disposed of and impairments of real estate held for investment are reported as realized gains or losses on investments.

     Policy loans are carried at their unpaid principal balances.

     Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

  Recognition of Insurance Revenue and Related Benefits

     Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenue from these types of products consists of amounts assessed during the period against policyholders' account balances for policy administration charges, cost of insurance and surrender charges. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders' account balance.

     Premiums from non-participating term life and annuity policies with life contingencies are recognized as premium income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

  Deferred Policy Acquisition Costs ("DAC")

     The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     For universal life products and investment-type products, DAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked-in contract rate. The contract rate for all products is 8 percent. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

     For non-participating term policies, DAC is amortized over the expected life of the contracts (ranging from 5 to 20 years) based on the present value of the estimated gross premiums.

     DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period. The effect on the amortization of DAC of revisions in estimated experience is reflected in earnings in the period such estimates are revised. In addition, the effect on the DAC asset that would result from the realization of unrealized gains (losses) is recognized through an offset to Other Comprehensive Income as of the balance sheet date.

  Policyholders' Account Balances and Future Policy Benefits

     Policyholders' account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.7%, 5.8%, and 5.8% for the years ended December 31, 1998, 1997, and 1996, respectively. The weighted average interest crediting rate for investment-type products was approximately 5.6% for each of the years ended December 31, 1998, 1997, and 1996, respectively.

     GAAP reserves for non-participating term life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to expected investment yields, mortality, terminations, and expenses applicable at the time the insurance contracts are made, including a provision for the risk of adverse deviation.

  Federal Income Taxes

     The Company files a consolidated federal income tax return with its parent, MONY Life, along with MONY Life's other life and non-life subsidiaries. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

     The method of allocation between the companies is subject to written agreement, approved by the Board of Directors. The allocation of federal income taxes will be based upon separate return calculations with current credit for losses and other federal income tax credits provided to the life insurance members of the affiliated group. Intercompany balances are settled annually in the fourth quarter of the year in which the return is filed.

  Reinsurance

     The Company has reinsured certain of its life insurance and annuity business with life contingencies with MONY Life and other insurance companies under various agreements. Amounts due from reinsurers are estimated based on assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reserve credits. Gains on reinsurance are deferred and amortized into income over the remaining life of the underlying reinsured contracts.

     The reinsurer's investment in a reinsurance contract consists of amounts paid to the ceding company at the inception of the contract (e.g. expense allowances and the excess of liabilities assumed by the reinsurer

                     MONY LIFE INSURANCE COMPANY OF AMERICA
over the assets transferred to the reinsurer under the contract) plus the amount of capital required to support such business consistent with prudent business practices, regulatory requirements, and the reinsurer's credit rating. The Company estimates the capital required to support such business based on what it considers to be an appropriate level of risk-based capital in light of regulatory requirements and prudent business practices.

  Separate Accounts

     Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company's statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues.

  Statements of Cash Flows -- Non-cash Transactions

     For the years ended December 31, 1998, 1997, and 1996, respectively, real estate of $0.5 million, $0.0 million, and $0.0 million was acquired in satisfaction of debt. At December 31, 1998 and 1997, the Company owned real estate acquired in satisfaction of debt of $8.0 million and $21.7 million, respectively.

  New Accounting Pronouncements

     In January 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments and when it may recognize an asset for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. Adoption of SOP 97-3 is not expected to have a material effect on the Company's financial condition or results of operations.

     In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial condition or results of operations.

3.  RELATED PARTY TRANSACTIONS:

     MONY Life has guaranteed to certain states that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to those states.

     At December 31, 1998 and 1997, approximately 23% and 26% of the Company's investments in mortgages were held through joint participation with MONY Life, respectively. In addition, 100% of the Company's real estate and joint venture investments were held through joint participation with MONY Life at December 31, 1998 and 1997.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     The Company and MONY Life are parties to an agreement whereby MONY Life agrees to reimburse the Company to the extent that the Company's recognized loss as a result of mortgage loan default or foreclosure or subsequent sale of the underlying collateral exceeds 75 percent of the appraised value of the loan at origination for each such mortgage loan. Pursuant to the agreement, the Company received payments from MONY Life of $0.1 million in each of the years ending December 31, 1998, 1997 and 1996.

     The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the years ended December 31, 1998, 1997, and 1996, the Company incurred expenses of $63.6 million, $37.1 million and $32.3 million as a result of such allocations. The allocated costs, however, are only partially reimbursable to MONY Life by the Company. Accordingly, the Company recorded capital contributions from MONY Life of $12.5 million, $10.8 million, and $13.4 million during 1998, 1997 and 1996 respectively. At December 31, 1998 and 1997 the Company had a payable to MONY Life in connection with this service agreement of $9.0 million and $10.7 million, respectively, which is reflected in Accounts Payable and Other Liabilities.

     The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company's investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.9 million; $1.0 million and $0.7 million for 1998, 1997 and 1996, respectively. In addition, the Company recorded an intercompany payable of $88,401 and $81,414 at December 31, 1998 and 1997, respectively, related to this agreement which is included in Accounts payable and other liabilities in the balance sheet.

     In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $2.0 million, $2.6 million and $2.6 million for 1998, 1997 and 1996, respectively. In addition, the Company recorded an intercompany (receivable)/payable of $(0.2) million and $0.3 million at December 31, 1998 and 1997, respectively, related to these agreements.

4.  DEFERRED POLICY ACQUISITION COSTS:

     Policy acquisition costs deferred and amortized in 1998, 1997 and 1996 are as follows ($ in millions):

                                                               1998      1997      1996
                                                              ------    ------    ------
Balance, beginning of year..................................  $281.6    $262.3    $219.4
Costs deferred during the year..............................    75.0      73.8      68.5
Amortized to expense during the year........................   (35.5)    (46.3)    (36.6)
Effect on DAC from unrealized gains (losses) (see Note 2)...    (2.5)     (8.2)     11.0
                                                              ------    ------    ------
Balance, end of year........................................  $318.6    $281.6    $262.3
                                                              ======    ======    ======

5.  FEDERAL INCOME TAXES:

     The Company files a consolidated federal income tax return with MONY Life and MONY Life's other subsidiaries. Federal income taxes have been calculated in accordance with the provisions of the Internal

                     MONY LIFE INSURANCE COMPANY OF AMERICA

Revenue Code of 1986, as amended. A summary of the Federal income tax expense (benefit) is presented below ($ in millions):

                                                              1998     1997     1996
                                                              -----    -----    -----
Federal income tax expense (benefit):
  Current...................................................  $ 8.8    $17.9    $15.2
  Deferred..................................................   (1.1)   (13.4)   (10.6)
                                                              -----    -----    -----
          Total.............................................  $ 7.7    $ 4.5    $ 4.6
                                                              =====    =====    =====

     Federal income taxes reported in the statements of income may be different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows ($ in millions):

                                                              1998     1997     1996
                                                              -----    -----    -----
Tax at statutory rate.......................................  $ 7.7    $ 4.5    $ 4.6
Dividends received deduction................................   (1.1)    (1.2)    (0.8)
Other.......................................................    1.1      1.2      0.8
                                                              -----    -----    -----
Provision for income taxes..................................  $ 7.7    $ 4.5    $ 4.6
                                                              =====    =====    =====

     The Company's federal income tax returns for years through 1991 have been examined by the Internal Revenue Service ("IRS"). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

     The components of deferred tax liabilities and assets at December 31, 1998 and 1997 are as follows ($ in millions):

                                                               1998     1997
                                                              ------    -----
Deferred policy acquisition costs...........................  $ 91.8    $81.7
Fixed maturities............................................    12.0      9.6
Other (net).................................................     4.4      5.1
                                                              ------    -----
Total deferred tax liabilities..............................   108.2     96.4
                                                              ------    -----
Policyholder and separate account liabilities...............    93.7     88.8
Real estate and mortgages...................................     0.8      0.1
                                                              ------    -----
Total deferred tax assets...................................    94.5     88.9
                                                              ------    -----
Net deferred tax liability..................................  $ 13.7    $ 7.5
                                                              ======    =====

     The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

6. INVESTMENT INCOME, REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES), AND OTHER COMPREHENSIVE INCOME:

     Net investment income for the years ended December 31, 1998, 1997 and 1996 was derived from the following sources ($ in millions):

                                                              1998      1997      1996
                                                              -----    ------    ------
NET INVESTMENT INCOME
Fixed maturities............................................  $77.2    $ 78.4    $ 76.7
Mortgage loans..............................................   11.0      12.1      14.7
Real estate.................................................    0.5       2.0       3.7
Policy loans................................................    3.6       3.5       2.7
Other investments (including cash & cash equivalents).......    5.3       6.4       7.3
                                                              -----    ------    ------
Total investment income.....................................   97.6     102.4     105.1
Investment expenses.........................................    3.0       3.3       3.1
                                                              -----    ------    ------
Net investment income.......................................  $94.6    $ 99.1    $102.0
                                                              =====    ======    ======

     Net realized gains (losses) on investments for the years ended December 31, 1998, 1997 and 1996 are summarized as follows ($ in millions):

                                                              1998      1997      1996
                                                              -----    ------    ------
NET REALIZED GAINS (LOSSES) ON INVESTMENTS
Fixed maturities............................................  $ 2.6    $ (0.7)   $  0.1
Mortgage loans..............................................    1.4       2.4       0.7
Real estate.................................................    2.5       0.5       0.8
Other invested assets.......................................    0.6       0.5      (0.7)
                                                              -----    ------    ------
Net realized gains on investments...........................  $ 7.1    $  2.7    $  0.9
                                                              =====    ======    ======

     The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 1998, 1997, and 1996. Following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 2), which are reflected in Accumulated Other Comprehensive Income for the periods presented ($ in millions):

                                                              1998     1997      1996
                                                              -----    -----    ------
CHANGE IN UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Fixed maturities............................................  $ 4.8    $13.2    $(20.4)
Other.......................................................   (0.6)     0.1       0.5
                                                              -----    -----    ------
Subtotal....................................................    4.2     13.3     (19.9)
Effect on unrealized gains (losses) on investments
  attributable to:
  DAC.......................................................   (2.5)    (8.2)     11.0
  Deferred federal income taxes.............................   (0.6)    (1.8)      3.1
                                                              -----    -----    ------
Change in unrealized gains (losses) on investments, net.....  $ 1.1    $ 3.3    $ (5.8)
                                                              =====    =====    ======

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     The following table sets forth the reclassification adjustments required for the years ended December 31, 1998, 1997, and 1996 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods ($ in millions):

                                                              1998     1997      1996
                                                              -----    -----    ------
RECLASSIFICATION ADJUSTMENTS
Unrealized gains (losses) on investments arising during
  period....................................................  $ 1.9    $ 3.3    $ (5.8)
Reclassification adjustment for gains included in net
  income....................................................   (0.8)     0.0       0.0
                                                              -----    -----    ------
Unrealized gains (losses) on investments, net of
  reclassification adjustments..............................  $ 1.1    $ 3.3    $ (5.8)
                                                              =====    =====    ======

     Unrealized gains (losses) on investments arising during the period reported in the above table for the years ended December 31, 1998, 1997 and 1996 are net of income tax expense (benefit) of $0.1 million, $1.8 million, and ($3.1) million, respectively, and ($0.5) million, ($8.2) million, and $11.0 million, respectively, relating to the effect of such unrealized gains (losses) on DAC.

     Reclassification adjustments reported in the above table for the years ended December 31, 1998, 1997 and 1996 are net of income tax expense (benefit) of $0.5 million, $0.0 million and $0.0 million, respectively, and ($2.0) million, $0.0 million and $0.0 million, respectively, relating to the effect of such amounts on DAC.

7.  INVESTMENTS:

  Fixed Maturity Securities Available-For-Sale:

     The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available for sale as of December 31, 1998 and December 31, 1997 are as follows ($ in millions):

                                                                      GROSS          GROSS           ESTIMATED
                                                 AMORTIZED         UNREALIZED     UNREALIZED           FAIR
                                                   COST               GAINS         LOSSES             VALUE
                                            -------------------   -------------   -----------   -------------------
                                              1998       1997     1998    1997    1998   1997     1998       1997
                                            --------   --------   -----   -----   ----   ----   --------   --------
US Treasury securities and obligations of
  U.S government agencies.................  $    5.3   $    5.9   $ 0.0   $ 0.0   $0.0   $0.0   $    5.3   $    5.9
Collateralized mortgage obligations:
  Government agency-backed................     106.3      123.7     1.9     2.2   0.0    0.1       108.2      125.8
  Non-agency backed.......................      37.7       40.6     1.8     2.0   0.0    0.1        39.5       42.5
Other asset-backed securities:
  Government agency-backed................       0.1        0.2     0.0     0.0   0.0    0.0         0.1        0.2
  Non-agency backed.......................      83.4       87.5     1.9     2.1   0.3    0.1        85.0       89.5
Utilities.................................     120.9      123.8     5.0     3.1   2.7    0.2       123.2      126.7
Corporate bonds...........................     645.8      676.5    23.2    18.0   0.8    1.7       668.2      692.8
Affiliates................................      14.7       16.0     0.0     0.0   0.0    0.0        14.7       16.0
                                            --------   --------   -----   -----   ----   ----   --------   --------
         Total............................  $1,014.2   $1,074.2   $33.8   $27.4   $3.8   $2.2   $1,044.2   $1,099.4
                                            ========   ========   =====   =====   ====   ====   ========   ========

     The carrying value of the Company's fixed maturity securities at December 31, 1998 and 1997 is net of adjustments for impairments in value deemed to be other than temporary of $0.5 million and $0.9 million, respectively.

     At December 31, 1998 and 1997, there were no fixed maturity securities which were non-income producing for the twelve months preceding such dates.

     The Company classifies fixed maturity securities which, (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition or
(iv) are deemed to have other than temporary impairments to value, as "problem

                     MONY LIFE INSURANCE COMPANY OF AMERICA
fixed maturity securities." At December 31, 1998 and 1997, the carrying value of problem fixed maturities held by the Company was $4.4 million and $4.6 million, respectively. In addition, at December 31, 1998, the Company held $2.7 million of fixed maturity securities which had been restructured. There were no fixed maturity securities which were restructured at December 31, 1997. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturity securities amounted to $0.3 million for the year ended December 31, 1998. Gross interest income on these fixed maturity securities included in net investment income aggregated $0.5 million for the year ended December 31, 1998.

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1998 are as follows ($ in millions):

                                                                       1998
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
Due in one year or less.....................................  $   90.0      $   90.4
Due after one year through five years.......................     306.8         315.5
Due after five years through ten years......................     284.7         299.2
Due after ten years.........................................     105.2         106.3
                                                              --------      --------
          Subtotal..........................................     786.7         811.4
Mortgage- and asset-backed securities.......................     227.5         232.8
                                                              --------      --------
          Total.............................................  $1,014.2      $1,044.2
                                                              ========      ========

     Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Proceeds from sales of fixed maturity securities during 1998, 1997 and 1996 were $45.1 million, $31.3 million and $13.3 million, respectively. Gross gains of $0.7 million, $0.5 million, and $0.2 million and gross losses of $0.1 million, $1.1 million, and $0.3 million were realized on these sales, respectively.

8.  MORTGAGE LOANS ON REAL ESTATE AND REAL ESTATE:

     Mortgage loans on real estate at December 31, 1998 and 1997 consist of the following ($ in millions):

                                                               1998      1997
                                                              ------    ------
Commercial mortgage loans...................................  $ 28.5    $ 35.5
Agricultural and other loans................................    93.5      99.5
                                                              ------    ------
Total loans.................................................   122.0     135.0
Less: valuation allowances..................................    (1.9)     (2.5)
                                                              ------    ------
Mortgage loans, net of valuation allowances.................  $120.1    $132.5
                                                              ======    ======

     An analysis of the valuation allowances for 1998, 1997 and 1996 is as follows ($ in millions):

                                                              1998     1997     1996
                                                              -----    -----    -----
Balance, beginning of year..................................  $ 2.5    $ 4.6    $ 5.1
Increase (decrease) in allowance............................   (0.4)    (0.3)    (0.5)
Reduction due to pay downs and pay offs.....................    0.0     (1.8)     0.0
Transfers to real estate....................................   (0.2)     0.0      0.0
                                                              -----    -----    -----
Balance, end of year........................................  $ 1.9    $ 2.5    $ 4.6
                                                              =====    =====    =====

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     Impaired mortgage loans along with related valuation allowances were as follows ($ in millions):

                                                              1998     1997
                                                              -----    -----
Investment in impaired mortgage loans (before valuation
  allowances):
Loans that have valuation allowances........................  $ 9.4    $ 9.9
Loans that do not have valuation allowances.................    5.8      6.5
                                                              -----    -----
          Subtotal..........................................   15.2     16.4
Valuation allowances........................................   (0.5)    (0.9)
                                                              -----    -----
          Impaired mortgage loans, net of valuation
           allowances.......................................  $14.7    $15.5
                                                              =====    =====

     Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans or loans on which impairment writedowns were taken prior to the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

     During 1998 and 1997, the average recorded investment in impaired mortgage loans was approximately $15.1 million and $16.3 million, respectively. During 1998, 1997, and 1996, the Company recognized $1.1 million, $1.1 million, and $1.4 million, respectively, of interest income on impaired loans.

     At December 31, 1998 and 1997, there were no mortgage loans which were non-income producing for the twelve months preceding such dates.

     At December 31, 1998 and 1997, the Company had restructured mortgage loans of $14.3 million and $13.5 million, respectively. Interest income of $1.0 million, $1.0 million, and $1.2 million was recognized on restructured mortgage loans in 1998, 1997, and 1996, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.4 million in 1998, 1997 and 1996.

     The following table summarizes the Company's real estate at December 31, 1998 and 1997 ($ in millions):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Real estate to be disposed of(1)............................  $  --       $30.3
Impairment writedowns.......................................     --        (8.9)
Valuation allowance.........................................     --        (2.2)
                                                              -----       -----
Carrying value of real estate to be disposed of.............  $  --       $19.2
                                                              =====       =====
Real estate held for investment(2)..........................  $10.2       $ 3.3
Impairment writedowns.......................................   (1.9)       (0.5)
                                                              -----       -----
Carrying value of real estate held for investment...........  $ 8.3       $ 2.8
                                                              =====       =====

---------------
(1) Amounts presented as of December 31, 1998 and 1997 are net of $0.0 million and $8.9 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.

(2) Amounts presented as of December 31, 1998 and 1997 are net of $1.6 million and $0.6 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     An analysis of the valuation allowances relating to real estate classified as to be disposed of for the years ended December 31, 1998, 1997 and 1996 is as follows ($ in millions):

                                                              1998     1997     1996
                                                              -----    -----    -----
Balance, beginning of year..................................  $ 2.2    $ 2.2    $ 2.5
Increase (decrease) due to/from transfers of properties to
  real estate to be disposed of during the year.............   (0.3)     1.2      0.6
Increases (decreases) in valuation allowances from the end
  of the prior period on properties still held for
  disposal..................................................    0.0     (0.2)    (0.2)
Decreases as a result of sales..............................   (1.9)    (1.0)    (0.7)
                                                              -----    -----    -----
Balance, end of year........................................  $ 0.0    $ 2.2    $ 2.2
                                                              =====    =====    =====

     Real estate is net of accumulated depreciation of $1.9 million and $2.8 million for 1998 and 1997, respectively, and depreciation expense recorded was $0.6 million, $0.4 million and $0.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, there was no real estate which was non-income producing for the twelve months preceding such dates.

     The carrying value of impaired real estate as of December 31, 1998 and 1997 was $8.3 million and $2.8 million, respectively. The depreciated cost of such real estate as of December 31, 1998 and 1997 was $10.2 million and $3.3 million before impairment writedowns of $1.9 million and $0.5 million, respectively. The aforementioned impairments occurred primarily as a result of low occupancy levels and other market related factors. There were no losses recorded during 1998, 1997, and 1996 related to impaired real estate.

9.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of the Company's financial instruments approximate their carrying amounts. The methods and assumptions utilized in estimating the fair values of the Company's financial instruments are summarized as follows:

  Fixed Maturities

     The estimated fair values of fixed maturity securities are based upon quoted market prices, where available. The fair values of fixed maturity securities not actively traded and other non-publicly traded securities are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

  Mortgage Loans

     The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral.

  Policy Loans

     Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

  Separate Account Assets and Liabilities

     The estimated fair value of assets held in Separate Accounts is based on quoted market prices. The fair value of liabilities related to Separate Accounts is the amount payable on demand, which includes surrender charges.

  Investment-Type Contracts

     The fair values of annuities are based on estimates of the value of payments available upon full surrender. The fair values of the Company's liabilities under guaranteed investment contracts are estimated by discounting expected cash outflows using interest rates currently offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

10.  REINSURANCE:

     Life insurance business is ceded on a yearly renewable term basis under various reinsurance contracts. The Company's general practice is to retain no more than $0.5 million of risk on any one person for individual products and $0.5 million for last survivor products.

     The following table summarizes the effect of reinsurance for the years indicated ($ in millions):

                                                              1998     1997     1996
                                                              -----    -----    -----
Direct premiums.............................................  $ 2.5    $ 0.1    $ 0.0
Reinsurance ceded...........................................   (0.8)     0.0      0.0
                                                              -----    -----    -----
     Net premiums...........................................  $ 1.7    $ 0.1    $ 0.0
                                                              =====    =====    =====
Universal life and investment type product policy fee income
  ceded.....................................................  $17.4    $16.1    $14.6
                                                              =====    =====    =====
Policyholders' benefits ceded...............................  $21.8    $12.1    $17.6
                                                              =====    =====    =====

     The Company is contingently liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

11.  OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK:

  Financial Instruments with Off-Balance Sheet Risk:

     Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 1998 and 1997, securities loaned by the Company under this agreement had a carrying value of approximately $4.1 million and $0.1 million, respectively. The minimum collateral on securities loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

  Concentration of Credit Risk:

     At December 31, 1998 and 1997, the Company had no single investment or series of investments with a single issuer, (excluding US Treasury securities and obligations of U.S. government agencies) exceeding 1.5% of total cash and invested assets.

     The Company's fixed maturity securities are diversified by industry type. The industries that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 1998 are Consumer Goods and Services of $138.5 million (13.3%), Non-Government Asset/Mortgage-Backed of $124.5 million

                     MONY LIFE INSURANCE COMPANY OF AMERICA

(11.9%), Public Utilities of $123.2 million (11.8%), Financial Services of $119.8 million (11.5%), Other Manufacturing of $116.4 million (11.1%), Government and Agencies of $113.6 million (10.9%), and Energy of $112.1 million (10.7%).

     At December 31, 1997 the industries that comprise 10% or more of the carrying value Company's fixed maturity securities were Financial Services of $136.1 million (12.4%), Non-Government Asset/Mortgage Backed of $132.0 million (12.0%), Government and Agencies of $131.9 million (12.0%), Energy of $131.2 million (11.9%), Public Utilities of $126.7 million (11.5%), and Consumer Goods and Services of $121.4 million (11.1%).

     The Company holds below investment grade fixed maturity securities with a carrying value of $52.3 million at December 31, 1998. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 1997, the carrying value of the Company's investments in below investment grade fixed maturity securities amounted to $79.2 million.

     The Company has investments in commercial and agricultural mortgage loans and real estate (including partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 1998 and 1997 are as follows ($ in millions):

                                                               1998                 1997
                                                          ---------------      ---------------
GEOGRAPHIC REGION
West....................................................  $ 54.9     42.7%     $ 53.4     34.5%
Mountain................................................    25.9     20.2        34.1     22.1
Southwest...............................................    14.6     11.4        16.2     10.5
Northeast...............................................    13.9     10.8        24.0     15.5
Midwest.................................................    13.2     10.3        14.5      9.4
Southeast...............................................     5.9      4.6        12.3      8.0
                                                          ------    -----      ------    -----
     Total..............................................  $128.4    100.0%     $154.5    100.0%
                                                          ======    =====      ======    =====

     The states with the largest concentrations of mortgage loans and real estate investments at December 31, 1998 are: California, $31.3 million (24.4%); Washington, $17.0 million (13.2%); New York, $13.9 million (10.8%); Texas, $9.7 million (7.6%); Idaho, $8.1 million (6.3%); Missouri, $7.4 million (5.8%); and Oregon, $6.6 million (5.1%).

     As of December 31, 1998 and 1997, the real estate and mortgage loan portfolio was also diversified as follows ($ in millions):

                                                                 1998               1997
                                                            ---------------    ---------------
PROPERTY TYPE
Agricultural..............................................  $ 92.5     72.0%   $ 98.5     63.7%
Office buildings..........................................    14.9     11.6      23.1     15.0
Retail....................................................     6.0      4.7       9.5      6.1
Hotel.....................................................     5.1      4.0       8.6      5.6
Industrial................................................     4.6      3.6       7.2      4.7
Other.....................................................     3.9      3.0       4.3      2.8
Apartment Buildings.......................................     1.4      1.1       3.3      2.1
                                                            ------    -----    ------    -----
     Total................................................  $128.4    100.0%   $154.5    100.0%
                                                            ======    =====    ======    =====

                     MONY LIFE INSURANCE COMPANY OF AMERICA

12.  COMMITMENTS AND CONTINGENCIES:

     (a) In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against MONY Life and the Company ("the Companies") alleging that the Companies engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies in the 1980s and 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Companies and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the Multidistrict Litigation has entered an order essentially holding all of the federal cases in abeyance pending the outcome of the Goshen case. On October 21, 1997, the New York State Supreme Court granted the Companies' motion for summary judgment and dismissed all claims filed in the Goshen case against the Companies' on the merits.

     In addition to the foregoing, from time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

     Insurance companies are subject to assessments, up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the financial position and the results of operations of the Company.

     At December 31, 1998, the Company had commitments to issue $9.7 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.75% to 7.50%. The Company had no private fixed maturity securities commitments outstanding as of December 31, 1998. In addition, at that date the Company had no outstanding commitments to issue any fixed rate commercial mortgage loans.

     (b) The order, referred to above, by the New York State Supreme Court on October 21, 1997 was affirmed by the New York State Appellate Division, First Department on March 18, 1999. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a purported class action was filed against the Company in Kentucky State Court covering policyholders who purchased individual universal life insurance policies from the Company after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, the Company removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on the multidistrict litigation to transfer the action to the multidistrict

                     MONY LIFE INSURANCE COMPANY OF AMERICA
litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on the multidistrict transfer. The Company intends vigorously to defend that litigation. Due to the early stage of this litigation no determination can be made as to whether the Company will incur any loss with respect to this matter.

13.  STATUTORY FINANCIAL INFORMATION AND REGULATORY RISK-BASED CAPITAL
DISCLOSURE:

     Financial statements of the Company prepared in accordance with SAP for filing with the Arizona State Insurance Department (the "Department") differ from financial statements of the Company prepared in accordance with GAAP. The principal differences result from the following: (i) acquisition costs are charged to operations as incurred under SAP rather than being amortized over the expected life of the contracts under GAAP; (ii) certain assets designated as "non-admitted assets" are charged directly to statutory surplus under SAP but are reflected as assets under GAAP; (iii) federal income taxes are provided only on taxable income for which income taxes are currently payable under SAP, whereas under GAAP deferred income taxes are recognized; (iv) an interest maintenance reserve ("IMR") and asset valuation reserve ("AVR") are computed based on specific statutory requirements and recorded under SAP, whereas under GAAP, such reserves are not recognized; (v) premiums for universal life and investment-type products are recognized as revenue when due under SAP, whereas under GAAP, such amounts are recorded as deposits and not included in the Company's revenues; (vi) future policy benefit reserves are based on specific statutory requirements regarding mortality and interest, without consideration of withdrawals, and are reported net of reinsurance under SAP, whereas, under GAAP, such reserves are calculated using a net level premium method based on actuarial assumptions equal to guaranteed mortality rates and are reported gross of reinsurance; (vii) investments in bonds are generally carried at amortized cost under SAP, whereas under GAAP, such investments are classified as "available for sale" and reported at estimated fair value; and (viii) methods used for calculating real estate and mortgage loan impairments, valuation allowances, and real estate depreciation under GAAP are different from those permitted under SAP.

     The Company is restricted as to the amounts it may pay as dividends to MONY Life. Under the Arizona Insurance Law, the Arizona Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. Under the insurance laws of the State of Arizona, the Company's state of domicile, dividends or distributions in a twelve-month period exceeding the lesser of either 10 percent of an insurance company's surplus or 100% of net income, excluding realized gains, for the previous calendar year are generally considered extraordinary and require such approval. Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under SAP.

     Set forth below are reconciliations of the Company's combined capital and surplus and the net change in capital and surplus, determined in accordance with SAP, with its equity and net income reported in accordance with GAAP as of and for each year ended December 31, 1998, 1997, and 1996, respectively. The reconciliations for 1996 also present the effect of restating previously reported amounts as of and for the year ended December 31, 1996 for the adoption of the Interpretation and the Standard (see Note 2).

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Capital and surplus.........................................  $  146.8    $  133.2    $  121.8
AVR.........................................................      15.0        16.3        17.9
                                                              --------    --------    --------
Capital and surplus, and AVR................................     161.8       149.5       139.7

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Adjustments:
  Future policy benefits and policyholders' account
     balances...............................................    (226.3)     (207.3)     (173.2)
  Deferred policy acquisition costs.........................     318.6       281.6       262.3
  Valuation of investments:
     Real estate............................................       2.7         2.4        (0.5)
     Mortgage loans.........................................      (1.8)       (2.3)       (4.7)
     Fixed maturity securities..............................      29.5        24.7        12.0
     Other..................................................       5.4         4.0         3.6
  Deferred federal income taxes.............................     (13.7)       (7.5)      (13.3)
  Other, net................................................      13.6        16.9        13.7
                                                              --------    --------    --------
GAAP equity.................................................  $  289.8    $  262.0    $  239.6
                                                              ========    ========    ========

Net change in capital and surplus...........................  $   13.6    $   11.4    $    6.2
Change in AVR...............................................      (1.3)       (1.6)        3.9
                                                              --------    --------    --------
Net change in capital and surplus, and AVR..................      12.3         9.8        10.1
Adjustments:
  Future policy benefits and policyholders' account
     balances...............................................     (19.0)      (34.1)      (25.7)
  Deferred policy acquisition costs.........................      39.4        27.5        31.9
  Valuation of investments
     Real estate............................................       0.3         2.9         1.5
     Mortgage loans.........................................       0.5         2.4         0.4
     Fixed maturity securities..............................       0.0        (0.5)       (1.8)
     Other..................................................       1.4         0.4         0.5
  Deferred federal income taxes.............................      (5.6)        7.6         3.6
  Other, net................................................     (15.1)       (7.7)      (12.0)
                                                              --------    --------    --------
Net income..................................................  $   14.2    $    8.3    $    8.5
                                                              ========    ========    ========

     The difference between statutory basis "net income" and the "net change in capital and surplus, and AVR" reflected in the reconciliation above primarily relates to the AVR, unrealized gains (losses) on equity securities, non-admitted assets, and certain contingency provisions. which for statutory reporting purposes are charged directly to surplus and are not reflected in statutory basis net income. Statutory net income reported by the Company for the years ended December 31, 1998, 1997, and 1996 was $11.1 million, $9.7 million, and $8.0 million, respectively.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as "codification"). Codification is a modified form of statutory accounting principles that will result in changes to the current NAIC Accounting Practices and Procedures Manual applicable to insurance enterprises. Although adoption of codification by all states is not a certainty, the NAIC has recommended that all states enact codification as soon as practicable with an effective date of January 1, 2001. It is currently anticipated that codification will become a NAIC state accreditation requirement starting in 2002. In addition, the American Institute of Certified Public Accountants and the NAIC have agreed to continue to allow the use of certain permitted

                     MONY LIFE INSURANCE COMPANY OF AMERICA
accounting practices when codification becomes effective in 2001. Any accounting differences from codification principles, however, must be disclosed and quantified in the footnotes to the audited financial statements. Therefore, codification will likely result in changes to what are currently considered prescribed statutory insurance accounting practices.

     Each insurance company's state of domicile imposes minimum risk-based capital requirements. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Company exceeded the minimum risk based capital requirements.

     As part of their routine regulatory oversight, the Department recently completed an examination of the Company for each of the three years in the period ended December 31, 1996. The report did not cite any matters which will result in a material effect on the Company's financial condition or results of operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York on March 31, 1999.

                                          MONY LIFE INSURANCE COMPANY OF
                                            AMERICA

                                          By:     /s/ MICHAEL ISOR ROTH
                                            ------------------------------------
                                            Name: Michael Isor Roth
                                            Title: Director, Chairman of the
                                              Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

                     SIGNATURES                                             TITLE
                     ----------                                             -----

                /s/ MICHAEL ISOR ROTH                    Director, Chairman of the Board and Chief
-----------------------------------------------------    Executive Officer
                  Michael Isor Roth

               /s/ SAMUEL JOSEPH FOTI                    Director, President and Chief Operating
-----------------------------------------------------    Officer
                 Samuel Joseph Foti

                /s/ RICHARD DADDARIO                     Director, Vice President and Controller
-----------------------------------------------------    (Principal Financial and Accounting Officer)
                  Richard Daddario

               /s/ KENNETH MARC LEVINE                   Director and Executive Vice President
-----------------------------------------------------
                 Kenneth Marc Levine

              /s/ PHILLIP A. EISENBERG                   Director, Vice President and Actuary
-----------------------------------------------------
                Phillip A. Eisenberg

                /s/ MARGARET G. GALE                     Director and Vice President
-----------------------------------------------------
                  Margaret G. Gale

                /s/ CHARLES P. LEONE                     Director, Vice President and Chief
-----------------------------------------------------    Compliance Officer
                  Charles P. Leone

               /s/ RICHARD E. CONNORS                    Director
-----------------------------------------------------
                 Richard E. Connors

                 /s/ STEPHEN J. HALL                     Director
-----------------------------------------------------
                   Stephen J. Hall

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    27.      Financial Data Schedule