Form 10-K/A
period 1998-12-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 1999-04-01
CIK 835357

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

                                AMENDMENT NO. 1

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

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     ($ IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES (SEE NOTE 2):
Net income..................................................  $  14.2    $   8.3    $   8.5
Adjustments to reconcile net income to net cash (used
  in)/provided by operating activities:
  Interest credited to policyholders' account balances......     64.1       71.5       72.5
  Universal life and investment-type product policy fee
     income.................................................   (107.0)     (98.1)     (85.3)
  Capitalization of deferred policy acquisition costs.......    (74.9)     (73.8)     (68.5)
  Amortization of deferred policy acquisition costs.........     35.5       46.3       36.6
  Provision for depreciation and amortization...............      1.0        0.4        1.4
  Provision for deferred federal income taxes...............     (1.1)     (13.4)     (10.6)
  Net realized gains on investments.........................     (7.1)      (2.7)      (0.9)
  Change in other assets and accounts payable and other
     liabilities............................................     45.3       29.6       28.2
  Change in future policy benefits..........................      5.9        0.2        1.2
  Change in other policyholders' liabilities................     15.7        5.0        2.0
  Change in current federal income taxes payable............     (4.6)     (11.2)      15.0
                                                              -------    -------    -------
Net cash (used in) provided by operating activities.........    (13.0)     (37.9)       0.1
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayments of:
  Fixed maturities..........................................    171.4      130.6      134.8
  Equity securities.........................................      0.8        1.0        0.0
  Mortgage loans on real estate.............................     37.6       37.7       53.2
  Real estate...............................................     17.0       18.6       19.8
  Other invested assets.....................................      0.6        1.5        0.0
Acquisitions of investments:
  Fixed maturities..........................................   (109.2)    (157.6)    (163.8)
  Equity securities.........................................     (0.1)      (0.1)       0.0
  Mortgage loans on real estate.............................    (24.3)     (13.6)     (38.7)
  Real estate...............................................     (0.6)      (1.5)      (3.4)
  Other invested assets.....................................     (0.3)      (0.1)      (0.3)
  Policy loans, net.........................................     (6.2)      (4.4)      (3.3)
  Other.....................................................     (0.5)       0.3       (0.9)
                                                              -------    -------    -------
Net cash provided by (used in) investing activities.........  $  86.2    $  12.4    $  (2.6)
                                                              -------    -------    -------

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     ($ IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................  $ 811.8    $ 810.4    $ 753.5
Return of policyholders' account balances on annuity
  policies and universal life policies......................   (797.6)    (829.1)    (786.0)
                                                              -------    -------    -------
Net cash provided by (used in) financing activities.........     14.2      (18.7)     (32.5)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........     87.4      (44.2)     (35.0)
Cash and cash equivalents, beginning of year................     46.0       90.2      125.2
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 133.4    $  46.0    $  90.2
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes................................................  $  13.4    $  29.1    $   0.0

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

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Capital and surplus.........................................  $  146.8    $  133.2    $  121.8
AVR.........................................................      15.0        16.3        17.9
                                                              --------    --------    --------
Capital and surplus, and AVR................................     161.8       149.5       139.7

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Adjustments:
  Future policy benefits and policyholders' account
     balances...............................................    (226.3)     (207.3)     (173.2)
  Deferred policy acquisition costs.........................     318.6       281.6       262.3
  Valuation of investments:
     Real estate............................................       2.7         2.4        (0.5)
     Mortgage loans.........................................      (1.8)       (2.3)       (4.7)
     Fixed maturity securities..............................      29.5        24.7        12.0
     Other..................................................       5.4         4.0         3.6
  Deferred federal income taxes.............................     (13.7)       (7.5)      (13.3)
  Other, net................................................      13.6        16.9        13.7
                                                              --------    --------    --------
GAAP equity.................................................  $  289.8    $  262.0    $  239.6
                                                              ========    ========    ========

Net change in capital and surplus...........................  $   13.6    $   11.4    $    6.2
Change in AVR...............................................      (1.3)       (1.6)        3.9
                                                              --------    --------    --------
Net change in capital and surplus, and AVR..................      12.3         9.8        10.1
Adjustments:
  Future policy benefits and policyholders' account
     balances...............................................     (19.0)      (34.1)      (25.7)
  Deferred policy acquisition costs.........................      39.4        27.5        31.9
  Valuation of investments
     Real estate............................................       0.3         2.9         1.5
     Mortgage loans.........................................       0.5         2.4         0.4
     Fixed maturity securities..............................       0.0        (0.5)       (1.8)
     Other..................................................       1.4         0.4         0.5
  Deferred federal income taxes.............................       1.1        13.4        10.6
  Other, net................................................     (21.8)      (13.5)      (19.0)
                                                              --------    --------    --------
Net income..................................................  $   14.2    $    8.3    $    8.5
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