Form 10-Q
period 1999-03-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 1999-05-17
CIK 835357

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 1999, there were 117 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   THE MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

         ITEM                           DESCRIPTION                           PAGE
         ----                           -----------                           ----
PART 1          FINANCIAL INFORMATION
          1     Unaudited interim condensed balance sheets as of March 31,
                1999 and December 31, 1998..................................     3
                Unaudited interim condensed statements of income and
                comprehensive income for the three-month periods ended March
                31, 1999 and 1998...........................................     4
                Unaudited interim condensed statement of changes in equity
                for the three-month period ended March 31, 1999.............     5
                Unaudited interim condensed statements of cash flows for the
                three-month periods ended March 31, 1999 and 1998...........     6
                Notes to unaudited interim condensed financial statements...     7
          2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................     9
                Investments.................................................    15
          3     Quantitative and Qualitative Disclosures About Market
                Risk........................................................    22
PART II         OTHER INFORMATION
          1     Legal Proceedings...........................................    24
          2     Changes in Securities and Use of Proceeds...................    25
          3     Defaults upon Senior Securities.............................    25
          4     Submission of Matters to a Vote of Security Holders.........    25
          5     Other Information...........................................    25
          6     Exhibits and Reports on Form 8-K............................    25
SIGNATURES..................................................................   S-1

FORWARD-LOOKING STATEMENTS

     The management of MONY Life Insurance Company of America ("the Company") has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's and its parent company's other public filings, press releases, oral presentations and discussions and the following; (i) the success of the recently implemented "tiering" of the career agency sales force of MONY Life Insurance Company ("MONY Life"), and the ability to attract and retain productive agents; (ii) the Company's ability to control operating expenses; (iii) a successful appeal of the order of the New York Superintendent of Insurance approving the parent company's Plan of Reorganization; (iv) a successful appeal of the decision and order of the New York State Appellate Division, First Department, affirming the successful appeal of the decision and order of the New York Supreme Court grant of summary judgement in the case of Goshen v. The Mutual Life Insurance Company of New York; (v) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (vi) the performance of the stock markets; (vii) the intensity of competition for other financial institutions;
(viii) the Company's mortality, morbidity, persistency and claims experience;
(ix) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (x) the Company's financial and claims paying ratings; (xi) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (xiii) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption and (xiv) the risks associated with Year 2000 non-compliance by the Company and third-parties (including vendors and suppliers, reinsurers and others doing business with the Company), unanticipated costs associated with Year 2000 compliance due to, among other things the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of certain resources including personnel and timely and accurate responses and corrections by third parties.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
                                        ASSETS
INVESTMENTS:
Fixed maturity securities available-for-sale, at fair
  value.....................................................  $1,073.0       $1,044.2
Mortgage loans on real estate...............................     126.4          120.1
Policy loans................................................      53.2           52.1
Real estate to be disposed of...............................       1.3            0.0
Real estate held for investment.............................       6.9            8.3
Other invested assets.......................................       4.5            4.7
                                                              --------       --------
                                                               1,265.3        1,229.4
                                                              ========       ========
Cash and cash equivalents...................................     142.4          133.4
Accrued investment income...................................      19.7           19.5
Amounts due from reinsurers.................................      23.6           24.4
Deferred policy acquisition costs...........................     334.3          318.6
Other assets................................................      14.3           15.3
Separate account assets.....................................   4,096.7        4,148.8
                                                              --------       --------
          Total assets......................................  $5,896.3       $5,889.4
                                                              ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................  $  113.7       $  112.0
Policyholders' account balances.............................   1,197.9        1,187.1
Other policyholders' liabilities............................      57.3           56.9
Accounts payable and other liabilities......................      64.7           67.9
Note payable to affiliate (Note 5)..........................      50.5            0.0
Current federal income taxes payable........................      16.5           13.2
Deferred federal income taxes...............................      10.0           13.7
Separate account liabilities................................   4,096.7        4,148.8
                                                              --------       --------
          Total liabilities.................................   5,607.3        5,599.6
Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding..........................       2.5            2.5
Capital in excess of par....................................     189.7          189.7
Retained earnings...........................................      92.3           89.6
Accumulated other comprehensive income......................       4.5            8.0
                                                              --------       --------
          Total shareholder's equity........................     289.0          289.8
                                                              --------       --------
          Total liabilities and shareholder's equity........  $5,896.3       $5,889.4
                                                              ========       ========

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
               THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $32.5     $29.8
Premiums....................................................    1.0       0.1
Net investment income.......................................   24.2      24.3
Net realized gains on investments...........................    0.2       1.5
Other income................................................    1.6       1.8
                                                              -----     -----
                                                               59.5      57.5
                                                              -----     -----
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    9.8       8.2
Interest credited to policyholders' account balances........   16.5      17.0
Amortization of deferred policy acquisition costs...........   10.0      10.7
Other operating costs and expenses..........................   19.0      15.7
                                                              -----     -----
                                                               55.3      51.6
                                                              -----     -----
Income before income taxes..................................    4.2       5.9
Income tax expense..........................................    1.5       2.1
                                                              -----     -----
Net income..................................................    2.7       3.8
Other comprehensive loss, net...............................   (3.5)     (0.3)
                                                              -----     -----
Comprehensive (loss) income.................................  $(0.8)    $ 3.5
                                                              =====     =====

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                       OF CHANGES IN SHAREHOLDER'S EQUITY
                    THREE-MONTH PERIOD ENDED MARCH 31, 1999

                                                                          ACCUMULATED
                                                   CAPITAL                   OTHER           TOTAL
                                         COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                         STOCK     OF PAR     EARNINGS      INCOME           EQUITY
                                         ------   ---------   --------   -------------   --------------
                                                                ($ IN MILLIONS)
Balance, December 31, 1998.............   $2.5     $189.7      $ 89.6        $ 8.0           $289.8
Comprehensive income
  Net income...........................                           2.7                           2.7
  Other comprehensive income:
     Unrealized gains on investments,
       net of unrealized losses,
       reclassification adjustments,
       and taxes.......................                                       (3.5)            (3.5)
                                          ----     ------      ------        -----           ------
Comprehensive loss.....................                                                        (0.8)
                                                                                             ------
Balance, March 31, 1999................   $2.5     $189.7      $ 92.3        $ 4.5           $289.0
                                          ====     ======      ======        =====           ======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

              UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
               THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $(20.3)   $ (5.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities..........................................    47.2      46.1
  Mortgage loans on real estate.............................     7.7       2.8
  Real estate...............................................     0.0       5.7
  Other invested assets.....................................     0.5       0.8
Acquisitions of investments:
  Fixed maturities..........................................   (89.0)    (29.0)
  Mortgage loans on real estate.............................   (13.9)     (7.0)
  Real estate...............................................    (0.2)     (0.2)
  Other invested assets.....................................    (0.1)      0.0
  Policy loans, net.........................................    (1.1)     (1.9)
  Other, net................................................    (0.2)     (0.0)
                                                              ------    ------
Net cash (used in) provided by investing activities.........   (49.1)     17.3
                                                              ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable....................................    50.5       0.0
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................   276.4     224.1
Return of policyholders' account balances on annuity and
  universal life policies...................................  (248.5)   (223.1)
                                                              ------    ------
Net cash provided by financing activities...................    78.4       1.0
                                                              ------    ------
Net increase in cash and cash equivalents...................     9.0      12.4
Cash and cash equivalents, beginning of year................   133.4      46.0
                                                              ------    ------
Cash and cash equivalents, end of year......................  $142.4    $ 58.4
                                                              ======    ======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     MONY Life Insurance Company of America (the "Company"), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company ("MONY Life"), a stock life insurance company. MONY Life is a wholly-owned subsidiary of The MONY Group, Inc. (the "MONY Group"), a Delaware Corporation.

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited interim condensed financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 1998 in the Company's 1998 Report on Form 10-K. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

4.  COMMITMENTS AND CONTINGENCIES

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against MONY Life and the Company ("the Companies") alleging that the Companies engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Companies from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued

                     MONY LIFE INSURANCE COMPANY OF AMERICA
by the Companies and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the Multidistrict Litigation has entered an order essentially holding all of the federal cases in abeyance pending the action of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On April 19, 1999, plaintiffs filed a motion to the New York State Court of Appeals for leave to appeal from the final determination of the Appellate Division which affirmed the New York Supreme Court's order granting summary judgement and dismissing the complaint. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America ("MLOA") in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26,1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have submitted a motion in opposition to the transfer.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the financial statements at March 31, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     At March 31, 1999, the Company had the following commitments outstanding:
$42.4 million of private fixed maturity securities with interest rates ranging from 6.6% to 6.8%, $29.0 million for a fixed rate commercial mortgage loan with an interest rate of 6.9% and $8.0 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such agricultural loans range from 6.8% to 7.6%.

5.  NOTE PAYABLE TO AFFILIATE

     On March 5, 1999, MONY Life Insurance Company of America borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest is payable quarterly to MBMC.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses financial condition and results of operations of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed financial statements and the related notes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 1998 Report on Form 10-K.

     The Company is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969. The Company is a wholly-owned subsidiary of MONY Life, a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York, is a wholly-owned subsidiary of the MONY Group, a Delaware Corporation organized to be the parent holding company of MONY Life.

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

                             RESULTS OF OPERATIONS

     The following table presents summary financial information for the Company for the three-month periods ended March 31, 1999 and 1998.

                                                               FOR THE THREE-MONTH
                                                                     PERIOD
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                              1999            1998
                                                              -----           -----
                                                                 ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $32.5           $29.8
Premiums....................................................    1.0             0.1
Net investment income.......................................   24.2            24.3
Net realized gains on investments...........................    0.2             1.5
Other income................................................    1.6             1.8
                                                              -----           -----
          Total revenues....................................   59.5            57.5
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    9.8             8.2
Interest credited to policyholders' account balances........   16.5            17.0
Amortization of deferred policy acquisition costs...........   10.0            10.7
Other operating costs and expenses..........................   19.0            15.7
                                                              -----           -----
          Total benefits and expenses.......................   55.3            51.6
Income before income taxes..................................    4.2             5.9
Income tax expense..........................................    1.5             2.1
                                                              -----           -----
Net income..................................................    2.7             3.8
Other comprehensive loss, net...............................   (3.5)           (0.3)
                                                              -----           -----
Comprehensive (loss) income.................................  $(0.8)          $ 3.5
                                                              =====           =====

RESULTS OF OPERATIONS --

  For the Three-Month Period Ended March 31, 1999 Compared to the Three-Month Period Ended March 31, 1998

     Universal life and investment-type product fees were $32.5 million for the three-month period ended March 31, 1999, an increase of $2.7 million, or 9.1%, from $29.8 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

     Flexible premium variable annuity ("FPVA") product fees were $15.1 million for the three-month period ended March 31, 1999, an increase of $1.9 million, from $13.2 million reported in the comparable prior year period. The increase in FPVA fees is primarily due to higher fees for mortality and expense charges of $0.5 million due to higher average fund value at March 31, 1999 of $3.8 billion compared to $3.6 billion at March 31, 1998. In addition, surrender charges were $1.3 million higher for the quarter ending March 31, 1999 compared to the first quarter of 1998.

     Corporate sponsored variable universal life ("CSVUL") product fees were $0.7 million for the three-month period ended March 31, 1999, a decrease of $1.4 million, from $2.1 million reported in the comparable prior year period. The decrease in CSVUL fees is primarily due to lower loading charges of $0.9 million and unearned revenue (amounts assigned to the policyholders for future services) of $0.6 million.

     Variable universal life ("VUL") product fees were $6.6 million for the three-month period ended March 31, 1999, an increase of $2.6 million, from $4.0 million reported in the comparable prior year period. The increase in VUL fees is primarily due to higher charges for the cost of insurance, loading and surrender charges of $1.4 million, $0.6 million and $0.4 million, respectively.

     Premium revenue was $1.0 million for the three-month period ended March 31, 1999, an increase of $0.9 million from $0.1 million reported in the comparable prior year period. The increase was primarily the result of new premiums relating to level term business, which the Company began offering during the fourth quarter of 1997.

     Net investment income was $24.2 million for the three-month period ended March 31, 1999, a decrease of $0.1 million, or 0.4%, from $24.3 million reported in the comparable prior year period. The decrease is primarily related to an increase in the average balances of invested assets of $38.2 million between the periods, which was more than offset by a 23 basis point drop in portfolio yields.

     Net realized gains on investments were $0.2 million for the three-month period ended March 31, 1999, a decrease of $1.3 million, or 86.7%, from $1.5 million reported in the comparable prior year period. The decrease is primarily due to lower sales gains on real estate of $0.9 million, lower gains on the sale of other assets of $0.6 million, and higher losses on valuation allowances for real estate held for sale of $0.3 million, partially offset by lower permanent impairment losses for fixed maturities of $0.4 million.

     Other income was $1.6 million for the three-month period ended March 31, 1999, a decrease of $0.2 million, or 11.1%, as compared to $1.8 million in the comparable prior year period. The decrease is primarily due to lower funds received on supplementary contracts.

     Benefits to policyholders were $9.8 million for the three-month period ended March 31, 1999, an increase of $1.6 million, or 19.5%, from $8.2 million reported in the comparable prior year period. The increase is primarily due to higher death claims, net of reinsurance.

     Interest credited to policyholders' account balances was $16.5 million for the three-month period ended March 31, 1999, a decrease of $0.5 million, or 2.9%, from $17.0 million reported in the comparable prior year period. The decrease was primarily lower policyholders' account balances and modest declines in interest crediting rates which reduced interest crediting by approximately $0.8 million relating to the Company's single premium deferred annuity ("SPDA") business. During 1999, SPDA account value decreased $12.6 million to $291.1 million at March 31, 1999 from $303.7 million at December 31, 1998. The decrease in account value was due to continued withdrawals in 1999, as compared to 1998.

     Amortization of deferred policy acquisition costs ("DAC") was $10.0 million for the three-month period ended March 31, 1999, a decrease of $0.7 million, or 6.5%, from $10.7 million reported in the comparable prior year period. The decrease primarily consisted of lower amortization on universal life ("UL") products based on revised mortality estimates.

     Other operating costs and expenses were $19.0 million for the three-month period ended March 31, 1999, an increase of $3.3 million, or 21.0%, from $15.7 million reported in the comparable prior year period. The increase is primarily due to higher intercompany allocation of expenses from MONY Life.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at March 31, 1999 and December 31, 1998.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                  AMOUNT AT                 AMOUNT AT
                                                  MARCH 31,    PERCENT     DECEMBER 31,    PERCENT
                                                    1999       OF TOTAL        1998        OF TOTAL
                                                  ---------    --------    ------------    --------
                                                                   ($ IN MILLIONS)
Not subject to discretionary withdrawal
  provisions..................................    $   58.7        1.3%       $   67.9         1.5%
Subject to discretionary withdrawal -- with
  market value adjustment or at carrying value
  less surrender charge.......................     3,868.7       87.8         3,938.6        87.8
                                                  --------      -----        --------       -----
Subtotal......................................     3,927.4       89.1         4,006.5        89.3
Subject to discretionary withdrawal -- without
  adjustment at carrying value................       480.3       10.9           479.9        10.7
                                                  --------      -----        --------       -----
Total annuity reserves and deposit liabilities
  (gross and net of reinsurance)..............    $4,407.7      100.0%       $4,486.4       100.0%
                                                  ========      =====        ========       =====

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                                FOR THE THREE-MONTH
                                                                      PERIOD
                                                                  ENDED MARCH 31,
                                                                -------------------
                                                                 1999         1998
                                                                ------        -----
                                                                  ($ IN MILLIONS)
PRODUCT LINE:
Variable and universal life.................................    $ 10.3        $ 7.2
Annuities(1)................................................     152.2         91.3
                                                                ------        -----
          Total.............................................    $162.5        $98.5
                                                                ======        =====

---------------
(1) Excludes approximately $106.0 million relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the three-month period ended March 31, 1999, the Company reported a net increase in cash and cash equivalents of $9.0 million, as compared to a net increase in cash and cash equivalents of $12.4 million during the three-month period ended March 31, 1998, a decrease of $3.4 million between the periods due primarily to an increase in expenses allocated from MONY Life. In the first quarter of 1999, cash flow from financing activities was $78.4 million, an increase of $77.4 million as compared to the prior year. This increase is primarily due to the issuance of a note payable to MBMC in the amount of $50.5 million (see Note 5 in condensed financial statements) and an increase in general account deposits from policyholders. The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of March 31, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $1,073.0 million, which were comprised of $593.2 million public and $479.8 million private fixed maturity securities. At that date, approximately 95.2% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at March 31, 1999 the Company had cash and cash equivalents of $142.4 million.

     At March 31,1999, the Company had the following commitments outstanding:
$42.4 million of private fixed maturity securities with interest rates ranging from 6.6% to 6.8%, $29.0 million for a fixed rate commercial mortgage loan with an interest rate of 6.9% and $8.0 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such agricultural loans range from 6.8% to 7.6%.

     Of the $24.8 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at March 31, 1999, $7.4 million, $3.7 million, $4.6 million, and $0.0 million are scheduled to mature in 1999, 2000, 2001, and 2002, respectively.

YEAR 2000

  State of Readiness

     The Company has a service agreement with MONY Life whereby MONY Life provides services and equipment including computer and information systems to the Company to conduct its business.

     In 1996, the Company in conjunction with MONY Life and affiliates (hereafter collectively referred to as "MONY Life and its subsidiaries") initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, MONY Life and its subsidiaries retained Command Systems, Inc., and Keane, Inc. to assist in bringing its computer and information systems into Year 2000 compliance. MONY Life and its subsidiaries' overall goal for information technology ("IT") related items was to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. MONY Life and its subsidiaries' have also retained a consulting firm to assist in the evaluation of Year 2000 issues affecting its non-IT systems in facilities and equipment which may contain date logic in embedded chips. MONY Life and its subsidiaries' overall goal is to have these non-IT systems compliant by mid-1999.

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

     The inventory and assessment phases of the Project were completed prior to mid 1998. At March 31, 1999, all of the Company's application systems had been remediated and current date tested. In addition, approximately 98% of the Company's applications had been future date tested, with future date testing for the remaining 2% scheduled for completion by mid-1999. Newly acquired applications and new releases of software packages will be tested in 1999 as they are implemented.

     In late 1998 and early 1999, the Company contracted with a consulting firm to perform an Independent Validation and Verification ("IV&V") of the Year 2000 remediation of selected critical applications. The results of the IV&V indicated that the Company's remediation and testing processes were highly effective and had achieved a high level of compliance.

     Approximately 90% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms are deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software was compliant and tested by December 31, 1998. The remaining items will be resolved and tested by mid 1999. Ongoing testing for Year 2000 compliance is continuing in 1999 as applications, systems software and hardware is upgraded or replaced. Approximately 50% of critical non-IT systems had been remediated as of March 31, 1999, and ongoing testing for year 2000 compliance will continue through 1999.

     As part of the Project, significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems), that are believed to be critical to business operations after January 1, 2000, have been identified and contacted. Procedures are being undertaken to ascertain with reasonable certainty their current and reasonably anticipated states of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project is approximately $2.4 million. The total amount expended on the Project through March 31, 1999 was $1.9 million. The future cost of completing the Year 2000 Project is estimated to be approximately $0.5 million, which is being funded through operating cash flows. These amounts also include costs associated with the development of contingency plans.

  Risks

     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment will be entirely error-free, or those external parties on which the Company relies will be Year 2000 compliant in a timely manner, or that the Company's or external parties' contingency plans will mitigate sufficiently the effects of any noncompliance. Based upon currently available information and considering the Company's Year 2000 Project status, management believes that the most reasonably likely worst case scenario would be short-term interruptions to Company business operations. However, Year 2000 related failures in the Company's systems or equipment and/or failure of external parties to achieve Year 2000 compliance could have a material adverse effect on the Company's consolidated financial position and results of its operations.

  Contingency Plans

     The Company has retained outside consultants to assist in the development of Business Continuity Plans, which include identification of third party service providers, information systems, equipment, facilities and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address failures due to the Year 2000 problem of third parties and other items, which are critical to the ongoing operation of the business. The Contingency Plan provides alternate means of processing critical work and services as well as a methodology for selection and retention of alternate service providers, vendors, and suppliers if necessary. The scheduled date for completion of the Contingency Plan is mid-1999. The Company believes that due to the pervasive and evolving nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

                                  INVESTMENTS

     The yield on general account invested assets (including net realized gains and losses on investments) was 7.2% and 7.8% for the three-month periods ended March 31, 1999 and 1998, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the three-month periods ended March 31, 1999 and 1998, respectively.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                      AS OF AND FOR THE       AS OF AND FOR THE
                                                      THREE-MONTHS ENDED      THREE-MONTHS ENDED
                                                        MARCH 31, 1999          MARCH 31, 1998
                                                     --------------------    --------------------
                                                     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                                     --------    --------    --------    --------
                                                                   ($ IN MILLIONS)
FIXED MATURITIES:
Investment income................................       7.2%     $   18.6       7.4%     $   19.6
Net realized gains (losses)......................       0.1           0.4       0.0           0.0
                                                       ----      --------      ----      --------
Total............................................       7.3%     $   19.0       7.4%     $   19.6
Ending assets....................................                $1,056.4                $1,057.2
MORTGAGE LOANS:
Investment income................................       7.8%     $    2.4       7.7%     $    2.6
Net realized gains (losses)......................       0.0           0.0       0.0           0.0
                                                       ----      --------      ----      --------
Total............................................       7.8%     $    2.4       7.7%     $    2.6
Ending assets....................................                $  126.4                $  136.7
REAL ESTATE:(2)
Investment income................................       4.8%     $    0.1       8.1%     $    0.4
Net realized gains (losses)......................     (9.7)          (0.2)     18.3           0.9
                                                       ----      --------      ----      --------
Total............................................      (4.9)%    $   (0.1)     26.4%     $    1.3
Ending assets....................................                $    8.2                $   17.4
POLICY LOANS:
Investment income................................       9.9%     $    1.3       9.4%     $    1.1
Net realized gains (losses)......................       0.0           0.0       0.0           0.0
                                                       ----      --------      ----      --------
Total............................................       9.9%     $    1.3       9.4%     $    1.1
Ending assets....................................                $   53.2                $   47.8
CASH & CASH EQUIVALENTS:
Investment income................................       4.6%     $    1.6       7.7%     $    1.0
Net realized gains (losses)......................       0.0           0.0       0.0           0.0
                                                       ----      --------      ----      --------
Total............................................       4.6%     $    1.6       7.7%     $    1.0
Ending assets....................................                $  142.4                $   58.4
OTHER INVESTED ASSETS:
Investment income(3).............................       8.7%     $    0.1       8.4%     $    0.1
Net realized gains (losses)......................       0.0           0.0      50.5           0.6
                                                       ----      --------      ----      --------
Total............................................       8.7%     $    0.1      58.9%     $    0.7
Ending assets....................................                $    4.5                $    4.4

                                                      AS OF AND FOR THE       AS OF AND FOR THE
                                                      THREE-MONTHS ENDED      THREE-MONTHS ENDED
                                                        MARCH 31, 1999          MARCH 31, 1998
                                                     --------------------    --------------------
                                                     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                                     --------    --------    --------    --------
                                                                   ($ IN MILLIONS)
TOTAL BEFORE INVESTMENT EXPENSES:
Investment income(4).............................       7.1%     $   24.1       7.5%     $   24.8
Net realized gains (losses)......................       0.1           0.2       0.5           1.5
                                                       ----      --------      ----      --------
Total............................................       7.2%     $   24.3       8.0%     $   26.3
Ending assets....................................                $1,391.1                $1,321.9
Investment expenses net of other fee income(5)...       0.0%     $    0.1      (0.2)%    $   (0.5)
TOTAL AFTER INVESTMENT EXPENSES:
Investment income(5).............................       7.1%     $   24.2       7.3%     $   24.3
Net realized gains (losses)......................       0.1           0.2       0.5           1.5
                                                       ----      --------      ----      --------
Total............................................       7.2%     $   24.4       7.8%     $   25.8
Ending assets....................................                $1,391.1                $1,321.9
Net unrealized gains (losses) on fixed
  maturities.....................................                    16.6                    25.6
                                                                 --------                --------
Total invested assets............................                $1,407.7                $1,347.5
                                                                 ========                ========

---------------
(1) Yields are based on quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Equity real estate income is shown net of operating expenses and depreciation.

(3) Excludes amounts referred to in (5) below.

(4) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $1.3 million and $0.9 million for the three-months ended March 31, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $0.1 million and $0.0 million for the aforementioned periods, respectively.

(5) Includes other miscellaneous fee income of approximately $0.7 million and $0.4 million for the three-months ended March 31, 1999 and 1998, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities and privately placed debt securities, and represented 76.2% and 76.6% of total invested assets at March 31, 1999 and December 31, 1998, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at March 31, 1999, 95.2% were investment grade and 4.8% were below investment grade, where 47.1%, 48.1%, 4.2%, 0.3%, 0.3% and 0.0% were NAIC Designations of 1, 2, 3, 4, 5 and 6, respectively.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

     The Company defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities or (iii) are deemed to have other than temporary impairments to value.

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

     The following table sets forth the total carrying values of the Company's fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities as of the dates indicated:

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                              AS OF MARCH 31,    AS OF DECEMBER 31,
                                                                   1999                 1998
                                                              ---------------    ------------------
                                                                         ($ IN MILLIONS)
Total fixed maturities (public and private).................     $1,073.0             $1,044.2
                                                                 ========             ========
Problem fixed maturities....................................          4.7                  4.4
Potential problem fixed maturities..........................         14.6                 16.4
Restructured fixed maturities...............................          2.9                  2.7
                                                                 --------             --------
Total problem, potential problem & restructured fixed
  maturities................................................     $   22.2             $   23.5
                                                                 ========             ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........          2.1%                 2.3%
                                                                 ========             ========

     At March 31, 1999, the Company's largest unaffiliated single concentration of fixed maturities was $77.3 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 5.5% of total invested assets. No other individual non-government issuer represents more than 1.5% of invested assets.

     The Company held approximately $243.9 million and $232.8 million of mortgage-backed and asset-backed securities as of March 31, 1999 and December 31, 1998, respectively. Of such amounts, $103.1 million and $108.3 million, or 42.3% and 46.5%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC and Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 1999 and December 31, 1998, 88.0% and 91.2%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation of 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
CMOs........................................................   $141.5        $147.7
Pass-through securities.....................................      0.1           0.1
Commercial MBSs.............................................      5.2           5.4
Asset-backed securities.....................................     97.1          79.6
                                                               ------        ------
Total MBSs and asset backed securities......................   $243.9        $232.8
                                                               ======        ======

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 1999 and December 31, 1998 is as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                    AS OF MARCH 31, 1999      AS OF DECEMBER 31, 1998
                                                   -----------------------    -----------------------
                                                   AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                     COST       FAIR VALUE      COST       FAIR VALUE
                                                   ---------    ----------    ---------    ----------
                                                                    ($ IN MILLIONS)
Due in one year or less..........................  $   93.1      $   93.5     $   90.0      $   90.4
Due after one year through five years............     293.6         300.0        306.8         315.5
Due after five years through ten years...........     320.1         327.1        284.7         299.2
Due after ten years..............................     109.4         108.5        105.2         106.3
                                                   --------      --------     --------      --------
Subtotal.........................................     816.2         829.1        786.7         811.4
Mortgage-backed and other asset-backed
  securities.....................................     240.2         243.9        227.5         232.8
                                                   --------      --------     --------      --------
          Total..................................  $1,056.4      $1,073.0     $1,014.2      $1,044.2
                                                   ========      ========     ========      ========

MORTGAGE LOANS

     Mortgage loans comprised 9.0% and 8.8% of total invested assets as of March 31, 1999 and December 31, 1998, respectively. Mortgage loans consist of commercial and agricultural loans. As of March 31, 1999 and December 31, 1998, commercial mortgage loans comprised $24.8 million and $27.6 million or 19.6% and 23.0% of total mortgage loan investments, respectively. Agricultural loans comprise $101.6 and $92.5 million, or 80.4% and 77.0% of total mortgage loans, respectively.

     From 1992 through 1998, the Company discontinued originating new commercial mortgage loans. In 1999, the Company began originating new commercial mortgage loans but is following a more selective program involving the investment of new funds in this asset category.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $3.3 million and represented less than 0.3% of general account invested assets as of March 31, 1999. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for 53.6% of the total carrying value of the commercial loan portfolio and less than 1.0% of total invested assets at March 31, 1999.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                    AS OF MARCH 31,     AS OF DECEMBER 31,
                                                         1999                  1998
                                                   -----------------    -------------------
                                                   CARRYING    % OF     CARRYING      % OF
                                                    VALUE      TOTAL      VALUE      TOTAL
                                                   --------    -----    ---------    ------
                                                               ($ IN MILLIONS)
1 year or less...................................   $ 8.9       35.9%     $ 9.2       33.3%
Over 1 year but less than or equal to 2 years....     5.0       20.2        3.8       13.8
Over 2 years but less than or equal to 3 years...     1.8        7.2        5.6       20.3
Over 3 years but less than or equal to 4 years...     0.0        0.0        0.0        0.0
Over 4 years but less than or equal to 5 years...     0.0        0.0        0.0        0.0
Over 5 years but less than or equal to 6 years...     2.4        9.7        0.0        0.0
Over 6 years but less than or equal to 7 years...     0.0        0.0        2.4        8.7
Over 7 years but less than or equal to 8 years...     3.3       13.3        3.2       11.6
Over 8 years but less than or equal to 9 years...     1.4        5.6        1.4        5.1
Over 9 years but less than or equal to 10
  years..........................................     0.0        0.0        0.0        0.0
Over 10 years....................................     2.0        8.1        2.0        7.2
                                                    -----      -----      -----      -----
          Total..................................   $24.8      100.0%     $27.6      100.0%
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

     The Company reviews its mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on "watchlist", or which currently has a valuation allowance. Loans which are delinquent and loans in process of foreclosure are categorized by the Company as "problem" loans. Loans with valuation allowances, but which are not currently delinquent, and loans which are on watchlist are categorized by the Company as "potential problem" loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as "restructured" loans.

     The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgage loans relative to the carrying value of all commercial mortgage loans as of the dates indicated. The table also presents the valuation allowances and writedowns recorded by the Company relative to commercial mortgages defined as problem, potential problem and restructured as of each of the dates indicated.

                         PROBLEM, POTENTIAL PROBLEM AND
              RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Total commercial mortgages..................................    $24.8        $27.6
                                                                =====        =====
Problem commercial mortgages................................      0.0          0.0
Potential problem commercial mortgages......................      0.0          0.0
Restructured commercial mortgages...........................     12.5         13.5
                                                                -----        -----
Total problem and restructured commercial mortgages.........    $12.5        $13.5
                                                                =====        =====
Total valuation allowances/writedowns as a percent of
  problem and restructured commercial mortgages at carrying
  value before valuation allowances and writedowns (1)......      3.8%         3.6%
                                                                =====        =====

---------------
(1) As of March 31, 1999 and December 31, 1998, there were $0.5 million of valuation allowances/writedowns relating to restructured commercial mortgages.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 1999 and December 31, 1998, such reserves were $0.3 million, and $0.4 million, respectively.

AGRICULTURAL MORTGAGE LOANS

  Problem, Potential Problem and Restructured Agricultural Mortgages

     The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. The following table presents the carrying amounts of problem, potential problem and restructured agricultural mortgages relative to the carrying value of all agricultural mortgages as of the dates indicated. The table also presents the valuation allowances established by the Company relative to agricultural mortgages defined as problem, potential problem and restructured as of each of the aforementioned dates indicated.

            PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL
                          MORTGAGES AT CARRYING VALUE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Total agricultural mortgages................................   $101.6        $92.5
                                                               ======        =====
Problem agricultural mortgages (1)..........................      0.3          0.0
Potential problem agricultural mortgages....................      0.4          0.4
Restructured agricultural mortgages.........................      0.9          0.8
                                                               ------        -----
Total problem, potential problem & restructured agricultural
  mortgages (2).............................................   $  1.6        $ 1.2
                                                               ======        =====
Total valuation allowances/writedowns as a percent of
  problem and restructured agricultural mortgages at
  carrying value before valuation allowances and writedowns
  (2).......................................................      5.9%         0.0%
                                                               ======        =====

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $0.3 million and $0.0 million at March 31, 1999 and December 31, 1998, respectively. There were no mortgage loans in the process of foreclosure as of such dates.

(2) As of March 31, 1999 and December 31, 1998, there were $0.1 million and $0.0 million of valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of March 31, 1999 and December 31, 1998, such reserves were $1.0 million and $0.9 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of March 31, 1999 and December 31, 1998, the carrying value of the Company's real estate investments was $8.2 million and $8.3 million, respectively, or 0.6% and 0.6%, respectively, of general account invested assets. The Company owns investment real estate, real estate acquired upon foreclosure and minority owned joint ventures.

     Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $6.9 million and $8.3 million as of March 31, 1999 and December 31, 1998, respectively. The carrying value of real estate to be disposed of aggregated $1.3 million and $0.0 million as of March 31, 1999 and December 31, 1998, respectively.

     The Company closely monitors property net operating income on a cash basis, along with occupancy levels of the Company's commercial real estate properties owned for more than one year, which comprise a significant portion (91% at March 31, 1999) of the Company's equity real estate portfolio.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                              AS OF MARCH 31,   AS OF DECEMBER 31,
                                                                   1999                1998
                                                              ---------------   ------------------
                                                                        ($ IN MILLIONS)
Fixed maturities............................................       $0.5                $0.5
Real estate(1)..............................................        1.9                 1.9
                                                                   ----                ----
          Total.............................................       $2.4                $2.4
                                                                   ====                ====

---------------
(1) Includes $1.6 million as of March 31, 1999 and December 31, 1998, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                AS OF           AS OF
                                                              MARCH 31,      DECEMBER 31,
                                                                1999             1998
                                                              ---------      ------------
                                                                    ($ IN MILLIONS)
Mortgages...................................................    $1.9             $1.9
Real estate.................................................     0.2              0.0
                                                                ----             ----
          Total.............................................    $2.1             $1.9
                                                                ====             ====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                AS OF           AS OF
                                                              MARCH 31,      DECEMBER 31,
                                                                1999             1998
                                                              ---------      ------------
                                                                    ($ IN MILLIONS)
Fixed maturities............................................    $0.5             $0.5
Mortgages...................................................     1.9              1.9
Real estate.................................................     2.1              1.9
                                                                ----             ----
          Total.............................................    $4.5             $4.3
                                                                ====             ====

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1998 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices relating to fixed maturity securities and mortgage loans at March 31, 1999 is not materially different from that presented in the Company's 1998 Annual Report on Form 10-K at December 31, 1998.

INTEREST RATE RISK

     In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to the note payable to an affiliate which has a fixed interest rate (see Note 5 to the Financial Statements). At March 31, 1999, the fair value of the note payable was $51.1 million. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates at March 31, 1999.

                           NOTE PAYABLE -- FAIR VALUE

                                                                 AT
                                                              MARCH 31,    -100 BASIS
                                                                1999      POINT CHANGE
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Note payable................................................    $51.1         4.7

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against MONY Life and the Company ("the Companies") alleging that the Companies engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Companies from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Companies and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the Multidistrict Litigation has entered an order essentially holding all of the federal cases in abeyance pending the action of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On April 19, 1999, plaintiffs filed a motion to the New York State Court of Appeals for leave to appeal from the final determination of the Appellate Division which affirmed the New York Supreme Court's order granting summary judgement and dismissing the complaint. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America ("MLOA") in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have submitted a motion in opposition to the transfer.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the financial statements at March 31, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits

        27.1 Financial Data Schedule

     (b) Reports on Form 8-K

        No report on Form 8-K was filed during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MONY LIFE INSURANCE COMPANY OF
                                            AMERICA

                                          By:     /s/ RICHARD DADDARIO
                                            ------------------------------------
                                            Richard Daddario
                                              Director, Vice President and
                                              Controller (Authorized Signatory
                                              and Principal Financial Officer)
Date: May 13, 1999