Form 10-Q
period 1999-06-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 1999-08-13
CIK 835357

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 1999, there were 253 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART 1  FINANCIAL INFORMATION
  ITEM 1:  Unaudited interim condensed balance sheets as of June 30,
           1999 and December 31, 1998...................................... 3
           Unaudited interim condensed statements of income and
           comprehensive income for the three-month periods ended June
           30, 1999 and 1998...........................................     4
           Unaudited interim condensed statements of income and
           comprehensive income for the six-month periods ended June
           30, 1999 and 1998...........................................     5
           Unaudited interim condensed statement of changes in equity
           for the six-month period ended June 30, 1999................     6
           Unaudited interim condensed statements of cash flows for the
           six-month periods ended June 30, 1999 and 1998..............     7
           Notes to unaudited interim condensed financial statements...     8
  ITEM 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    11
           Investments.................................................    18
  ITEM 3:  Quantitative and Qualitative Disclosures About Market
           risk........................................................    25
PART II  OTHER INFORMATION
  ITEM 1:  Legal Proceedings...........................................    26
  ITEM 2:  Changes in Securities.......................................    27
  ITEM 3:  Defaults upon Senior Securities.............................    27
  ITEM 4:  Submission of Matters to a Vote of Security Holders.........    27
  ITEM 5:  Other Information...........................................    27
  ITEM 6:  Exhibits and Reports on Form 8-K............................    27
SIGNATURES.............................................................   S-1

FORWARD-LOOKING STATEMENTS

     The management of MONY Life Insurance Company of America ("the Company") has made in this report, and, from time to time, may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's and its parent company's other public filings, press releases, oral presentations and discussions and the following; (i) the success of the recently implemented "tiering" of the career agency sales force of MONY Life Insurance Company ("MONY Life"), and the ability to attract and retain productive agents; (ii) the Company's ability to control operating expenses; (iii) a successful appeal of the order of the New York Superintendent of Insurance approving the parent company's Plan of Reorganization; (iv) a successful appeal of the decision and order of the New York State Appellate Division, First Department, affirming the successful appeal of the decision and order of the New York Supreme Court grant of summary judgement in the case of Goshen v. The Mutual Life Insurance Company of New York; (v) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (vi) the performance of the stock markets; (vii) the intensity of competition for other financial institutions;
(viii) the Company's mortality, morbidity, persistency and claims experience;
(ix) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (x) the Company's financial and claims paying ratings; (xi) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (xiii) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption and (xiv) the risks associated with Year 2000 non-compliance by the Company and third-parties (including vendors and suppliers, reinsurers and others doing business with the Company), unanticipated costs associated with Year 2000 compliance due to, among other things, the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of certain resources including personnel and timely and accurate responses and corrections by third parties.

ITEM 1:

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
                                        ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair
  value.....................................................  $1,099.2      $1,044.2
Mortgage loans on real estate...............................     155.5         120.1
Policy loans................................................      54.5          52.1
Real estate to be disposed of...............................       1.2           0.0
Real estate held for investment.............................       6.9           8.3
Other invested assets.......................................       2.6           4.7
                                                              --------      --------
                                                               1,319.9       1,229.4
                                                              --------      --------
Cash and cash equivalents...................................      47.9         133.4
Accrued investment income...................................      20.5          19.5
Amounts due from reinsurers.................................      23.8          24.4
Deferred policy acquisition costs...........................     356.7         318.6
Other assets................................................      18.1          15.3
Separate account assets.....................................   4,337.0       4,148.8
                                                              --------      --------
          Total assets......................................  $6,123.9      $5,889.4
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................  $  123.0      $  112.0
Policyholders' account balances.............................   1,169.7       1,187.1
Other policyholders' liabilities............................      49.5          56.9
Accounts payable and other liabilities......................      78.2          67.9
Note payable to affiliate (Note 5)..........................      50.0           0.0
Current federal income taxes payable........................      16.8          13.2
Deferred federal income taxes...............................      10.0          13.7
Separate account liabilities................................   4,337.0       4,148.8
                                                              --------      --------
          Total liabilities.................................   5,834.2       5,599.6
Commitments and contingencies (Note 4)
Common stock, $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding..........................       2.5           2.5
Capital in excess of par....................................     189.7         189.7
Retained earnings...........................................      99.0          89.6
Accumulated other comprehensive income......................      (1.5)          8.0
                                                              --------      --------
          Total shareholder's equity........................     289.7         289.8
                                                              --------      --------
          Total liabilities and shareholder's equity........  $6,123.9      $5,889.4
                                                              ========      ========

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $38.8     $30.0
Premiums....................................................    1.3       0.4
Net investment income.......................................   24.1      23.5
Net realized gains on investments...........................    1.0       2.0
Other income................................................    1.5       2.2
                                                              -----     -----
          Total revenues....................................   66.7      58.1
                                                              -----     -----
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   10.2       8.4
Interest credited to policyholders' account balances........   16.1      16.5
Amortization of deferred policy acquisition costs...........   10.0      11.8
Other operating costs and expenses..........................   20.2      20.5
                                                              -----     -----
          Total benefits and expenses.......................   56.5      57.2
                                                              -----     -----
Income before income taxes..................................   10.2       0.9
Income tax expense..........................................    3.5       0.3
                                                              -----     -----
Net income..................................................    6.7       0.6
Other comprehensive (loss) income, net......................   (6.0)      0.8
                                                              -----     -----
Comprehensive income........................................  $ 0.7     $ 1.4
                                                              =====     =====

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $ 71.3    $ 59.8
Premiums....................................................     2.3       0.5
Net investment income.......................................    48.3      47.8
Net realized gains on investments...........................     1.2       3.5
Other income................................................     3.1       4.0
                                                              ------    ------
          Total revenues....................................   126.2     115.6
                                                              ------    ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    20.0      16.6
Interest credited to policyholders' account balances........    32.6      33.5
Amortization of deferred policy acquisition costs...........    20.0      22.5
Other operating costs and expenses..........................    39.2      36.2
                                                              ------    ------
          Total benefits and expenses.......................   111.8     108.8
                                                              ------    ------
Income before income taxes..................................    14.4       6.8
Income tax expense..........................................     5.0       2.4
                                                              ------    ------
Net income..................................................     9.4       4.4
Other comprehensive (loss) income, net......................    (9.5)      0.5
                                                              ------    ------
Comprehensive (loss) income.................................  $ (0.1)   $  4.9
                                                              ======    ======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                       OF CHANGES IN SHAREHOLDER'S EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999

                                                                              ACCUMULATED
                                                       CAPITAL                   OTHER           TOTAL
                                             COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                             STOCK     OF PAR     EARNINGS      INCOME          EQUITY
                                             ------   ---------   --------   -------------   -------------
                                                                    ($ IN MILLIONS)
Balance, December 31, 1998.................   $2.5     $189.7      $89.6         $ 8.0          $289.8
Comprehensive loss
  Net income...............................                          9.4                           9.4
  Other comprehensive loss:
     Unrealized gains on investments, net
       of unrealized losses,
       reclassification adjustments, and
       taxes...............................                                       (9.5)           (9.5)
                                                                                                ------
Comprehensive loss.........................                                                       (0.1)
                                              ----     ------      -----         -----          ------
Balance, June 30, 1999.....................   $2.5     $189.7      $99.0         $(1.5)         $289.7
                                              ====     ======      =====         =====          ======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

              UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $ (22.5)   $  (1.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturity securities.................................    138.6       89.7
  Mortgage loans on real estate.............................     12.0       10.3
  Real estate...............................................      0.0       14.4
  Other invested assets.....................................      3.7        0.8
Acquisitions of investments:
  Fixed maturity securities.................................   (229.0)    (109.2)
  Mortgage loans on real estate.............................    (47.5)     (13.5)
  Real estate...............................................     (0.3)      (0.5)
  Other invested assets.....................................     (0.9)      (0.3)
  Policy loans, net.........................................     (2.4)      (2.8)
  Other, net................................................     (0.2)       0.0
                                                              -------    -------
Net cash used in investing activities.......................   (126.0)     (11.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable....................................     50.5        0.0
Repayments of debt..........................................     (0.5)       0.0
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................    595.5      448.5
Return of policyholders' account balances on annuity and
  universal life policies...................................   (582.5)    (456.3)
                                                              -------    -------
Net cash provided by (used in) financing activities.........     63.0       (7.8)
                                                              -------    -------
Net decrease in cash and cash equivalents...................    (85.5)     (20.0)
Cash and cash equivalents, beginning of period..............    133.4       46.0
                                                              -------    -------
Cash and cash equivalents, end of period....................  $  47.9    $  26.0
                                                              =======    =======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     MONY Life Insurance Company of America (the "Company"), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company ("MONY Life"), a stock life insurance company. MONY Life is a wholly-owned subsidiary of The MONY Group Inc. (the "MONY Group"), a Delaware Corporation.

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

2. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 1998 in the Company's 1998 Report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

4. COMMITMENTS AND CONTINGENCIES

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against MONY Life and the Company ("the Companies") alleging that the Companies engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Companies from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one action being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued

                     MONY LIFE INSURANCE COMPANY OF AMERICA
by the Companies and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgement on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the Multidistrict Litigation has entered an order essentially holding all of the federal cases in abeyance pending the action of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgement and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999, the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs will be filed during the summer and early fall, and oral argument before the Court of Appeals will take place on October 14, 1999. All actions before the United States District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against the Company in Kentucky state court covering policyholders who purchased individual universal life insurance policies from the Company after January 1, 1988, claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, the Company removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have opposed the transfer, and oral argument on the Company's transfer motion took place before the Judicial Panel on July 22, 1999. On April 20, 1999, plaintiffs moved to remand the case to the Kentucky State Court. the Company has opposed the motion. On June 18, 1999, the Federal District Court denied the Company's motion for a stay and preliminary discovery has been initiated in the case.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the financial statements at June 30, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the financial position and the results of operations of the Company.

     At June 30, 1999, the Company had the following commitments outstanding:
$10.8 million of private fixed maturity securities with an interest rate of 7.3%, $6.4 million for a variable rate commercial mortgage loan with an initial interest rate of 7.2% and $9.1 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such agricultural loans range from 7.3% to 8.3%.

5. NOTE PAYABLE TO AFFILIATE

     On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value as of June 30, 1999 is $50.0 million.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

6. EARLY RETIREMENT PROGRAM

     On June 30, 1999, MONY Life announced a voluntary early retirement program for approximately 500 eligible employees. The program is part of an overall company-wide realignment of staff and resources, which may also include the elimination and/or shifting of certain job functions and the addition of employees with new skill sets. MONY Life anticipates a one-time restructuring charge will be taken in the third quarter of 1999, after the completion of the realignment program. In connection with the Company's servicing agreement with MONY Life, a portion of the restructuring charge will be allocated to the Company.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses financial condition and results of operations of the Company for the periods indicated. This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed financial statements and the related notes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 1998 Report on Form 10-K.

     The Company is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969. The Company is a wholly-owned subsidiary of MONY Life Insurance Company, a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York, is a wholly-owned subsidiary of The MONY Group, a Delaware Corporation organized to be the parent holding company of MONY Life.

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

                             RESULTS OF OPERATIONS

     The following table presents summary financial information for the Company for the three-month periods and six-month periods ended June 30, 1999 and 1998.

                                                           FOR THE                 FOR THE
                                                      THREE-MONTH PERIOD       SIX-MONTH PERIOD
                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                      ------------------      ------------------
                                                       1999        1998        1999        1998
                                                      ------      ------      ------      ------
                                                                   ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy
  fees..............................................  $38.8       $30.0       $ 71.3      $ 59.8
Premiums............................................    1.3         0.4          2.3         0.5
Net investment income...............................   24.1        23.5         48.3        47.8
Net realized gains on investments...................    1.0         2.0          1.2         3.5
Other income........................................    1.5         2.2          3.1         4.0
                                                      -----       -----       ------      ------
          Total revenues............................   66.7        58.1        126.2       115.6
BENEFITS AND EXPENSES:
Benefits to policyholders...........................   10.2         8.4         20.0        16.6
Interest credited to policyholders' account
  balances..........................................   16.1        16.5         32.6        33.5
Amortization of deferred policy acquisition costs...   10.0        11.8         20.0        22.5
Other operating costs and expenses..................   20.2        20.5         39.2        36.2
                                                      -----       -----       ------      ------
          Total benefits and expenses...............   56.5        57.2        111.8       108.8
Income before income taxes..........................  $10.2       $ 0.9       $ 14.4      $  6.8
                                                      =====       =====       ======      ======

 For the Three-Month Period Ended June 30, 1999 Compared to the Three-Month Period Ended June 30, 1998

     Universal life ("UL") and investment-type product fees were $38.8 million for the three-month period ended June 30, 1999, an increase of $8.8 million, or 29.3%, from $30.0 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

        Flexible premium variable annuity ("FPVA") product fees were $16.4 million for the three-month period ended June 30, 1999, an increase of $2.0 million, from $14.4 million reported in the comparable prior year period. The increase in FPVA fees is primarily due to higher surrender charges of $1.6 million.

        Variable universal life and corporate sponsored variable universal life product fees were $10.6 million for the three-month period ended June 30, 1999, an increase of $5.1 million, from $5.5 million reported in the comparable prior year period. The increase in fees is primarily due to higher charges for the cost of insurance, loading and surrender charges of $2.0 million, $1.4 million and $0.6 million, respectively, and lower unearned revenue (amounts assigned to the policyholders for future services) of $1.0 million.

     Premium revenue was $1.3 million for the three-month period ended June 30, 1999, an increase of $0.9 million from $0.4 million reported in the comparable prior year period. The increase was primarily the result of new premiums relating to level term business, which has been trending upward since the Company began offering this product during the fourth quarter of 1997.

     Net investment income was $24.1 million for the three-month period ended June 30, 1999, an increase of $0.6 million, or 2.6%, from $23.5 million reported in the comparable prior year period. The increase is primarily related to an increase in the average balances of invested assets of $61.9 million between the periods, which was partially offset by a 15 basis point decrease in portfolio yields.

     Net realized gains on investments were $1.0 million for the three-month period ended June 30, 1999, a decrease of $1.0 million, or 50.0%, from $2.0 million reported in the comparable prior year period. The decrease is primarily due to lower sales gains on real estate of $0.6 million, lower sales gains on fixed maturities of $0.4 million, lower mortgage sales gains of $0.4 million and higher losses on provisions for allowances on mortgage loans of $0.4 million offset by higher gains on other invested assets of $0.9 million.

     Other income was $1.5 million for the three-month period ended June 30, 1999, a decrease of $0.7 million, or 31.8%, as compared to $2.2 million in the comparable prior year period. The decrease is primarily due to lower funds received on supplementary contracts.

     Benefits to policyholders were $10.2 million for the three-month period ended June 30, 1999, an increase of $1.8 million, or 21.4%, from $8.4 million reported in the comparable prior year period. The increase is primarily due to higher death claims, net of reinsurance and partially offset by lower supplementary contract withdrawals.

     Interest credited to policyholders' account balances was $16.1 million for the three-month period ended June 30, 1999, a decrease of $0.4 million, or 2.4%, from $16.5 million reported in the comparable prior year period. The decrease was primarily due to lower single premium deferred annuity ("SPDA") account balances and modest declines in interest crediting rates which reduced interest crediting by approximately $1.8 million. During 1999, SPDA account value decreased $27.4 million to $276.3 million at June 30, 1999 from $303.7 million at December 31, 1998. The decrease in account value was due to continued withdrawals in 1999. This was partially offset by higher interest crediting relating to UL and group universal life ("GUL") of $1.1 million.

     Amortization of deferred policy acquisition costs ("DAC") was $10.0 million for the three-month period ended June 30, 1999, a decrease of $1.8 million, or 15.3%, from $11.8 million reported in the comparable prior year period. The decrease primarily consisted of lower amortization on UL products based on revised mortality results and a decline in FPVA amortization due to increased future expected profitability of the FPVA business.

     Other operating costs and expenses for the three-month period ended June 30, 1999 remained relatively stable with such costs for the comparable prior period, decreasing $0.3 million, or 1.5%.

  For the Six-Month Period Ended June 30, 1999 Compared to the Six-Month Period Ended June 30, 1998

     Universal life and investment-type product fees were $71.3 million for the six-month period ended June 30, 1999, an increase of $11.5 million, or 19.2%, from $59.8 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

        FPVA product fees were $31.5 million for the six-month period ended June 30, 1999, an increase of $3.9 million, from $27.6 million reported in the comparable prior year period. The increase in FPVA fees is primarily due to higher surrender charges of $2.9 million. The average fund value at June 30, 1999 was $3.9 million versus $3.7 million at June 30, 1998.

        Variable universal life and corporate sponsored variable universal life product fees were $17.8 million for the six-month period ended June 30, 1999, an increase of $6.2 million, from $11.6 million reported in the comparable prior year period. The increase in fees is primarily due to higher charges for the cost of insurance, loading and surrender charges of $3.4 million, $1.1 million and $1.0 million, respectively, and lower unearned revenue (amounts assigned to the policyholders for future services) of $0.6 million.

     Premium revenue was $2.3 million for the six-month period ended June 30, 1999, an increase of $1.8 million from $0.5 million reported in the comparable prior year period. The increase was primarily the result of new premiums relating to level term business, which has been trending upward since the Company began offering this product during the fourth quarter of 1997.

     Net investment income was $48.3 million for the six-month period ended June 30, 1999, an increase of $0.5 million, or 1.0%, from $47.8 million reported in the comparable prior year period. The increase is primarily related to an increase in the average balances of invested assets of $30.9 million between the periods, which was offset by a 9 basis point decrease in portfolio yields.

     Net realized gains on investments were $1.2 million for the six-month period ended June 30, 1999, a decrease of $2.3 million, or 65.7%, from $3.5 million reported in the comparable prior year period. The decrease is primarily due to lower sales gains on real estate of $1.6 million, lower mortgage sales gains of $0.4 million and higher losses on provisions for allowances on mortgage loans of $0.3 million.

     Other income was $3.1 million for the six-month period ended June 30, 1999, a decrease of $0.9 million, or 22.5%, as compared to $4.0 million in the comparable prior year period. The decrease is primarily due to lower funds received on supplementary contracts.

     Benefits to policyholders were $20.0 million for the six-month period ended June 30, 1999, an increase of $3.4 million, or 20.5%, from $16.6 million reported in the comparable prior year period. The increase is primarily due to higher death claims, net of reinsurance.

     Interest credited to policyholders' account balances was $32.6 million for the six-month period ended June 30, 1999, a decrease of $0.9 million, or 2.7%, from $33.5 million reported in the comparable prior year period. The decrease was primarily due to lower SPDA account balances and modest declines in interest crediting rates which reduced interest crediting by approximately $2.6 million. During 1999, SPDA account value decreased $27.4 million to $276.3 million at June 30, 1999 from $303.7 million at December 31, 1998. The decrease in account value was due to continued withdrawals in 1999. This was partially offset by higher interest crediting relating to UL and GUL of $1.3 million.

     Amortization of deferred policy acquisition costs ("DAC") was $20.0 million for the six-month period ended June 30, 1999, a decrease of $2.5 million, or 11.1%, from $22.5 million reported in the comparable prior year period. The decrease primarily consisted of lower amortization on UL products based on revised mortality results and a decline in FPVA amortization due to increased future expected profitability of the FPVA business.

     Other operating costs and expenses were $39.2 million for the six-month period ended June 30, 1999, an increase of $3.0 million, or 8.3%, from $36.2 million reported in the comparable prior year period. The increase is primarily due to higher intercompany allocation of expenses from MONY Life as per the Company's servicing agreement with MONY Life.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash inflows are provided mainly from annuity considerations and deposit funds, investment income and maturities and sales of invested assets and term life insurance premiums. Cash outflows primarily relate to the liabilities associated with its various annuity and life insurance products, operating expenses, income taxes, acquisitions of invested assets, and principal and interest on its outstanding debt obligations. The annuity and life insurance liabilities relate to the Company's obligation to make benefit payments under its annuity and insurance contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company's products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates.

     The events most likely to cause an adjustment in the Company's investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes.

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at June 30, 1999 and December 31, 1998.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                       AMOUNT AT               AMOUNT AT
                                                       JUNE 30,    PERCENT    DECEMBER 31,   PERCENT
                                                         1999      OF TOTAL       1998       OF TOTAL
                                                       ---------   --------   ------------   --------
                                                                      ($ IN MILLIONS)
Not subject to discretionary withdrawal provisions...  $   44.2       1.0%      $   67.9        1.5%
Subject to discretionary withdrawal -- with market
  value adjustment or at carrying value less
  surrender charges..................................   4,053.6      88.5        3,938.6       87.8
                                                       --------     -----       --------      -----
Subtotal.............................................   4,097.8      89.5        4,006.5       89.3
Subject to discretionary withdrawal -- without
  adjustment at carrying value.......................     481.4      10.5          479.9       10.7
                                                       --------     -----       --------      -----
Total annuity reserves and deposit liabilities (gross
  and net of reinsurance)............................  $4,579.2     100.0%      $4,486.4      100.0%
                                                       ========     =====       ========      =====

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                       FOR THE               FOR THE
                                                 THREE-MONTH PERIOD     SIX-MONTH PERIOD
                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                 -------------------    -----------------
                                                   1999       1998       1999       1998
                                                 --------    -------    -------    ------
                                                             ($ IN MILLIONS)
PRODUCT LINE:
Variable and universal life....................   $  9.1     $  6.9     $ 19.4     $ 14.1
Annuities(1)...................................    180.6      112.4      332.8      203.7
                                                  ------     ------     ------     ------
          TOTAL................................   $189.7     $119.3     $352.2     $217.8
                                                  ======     ======     ======     ======

---------------
(1) Excludes $146.5 million and $252.5 million for the three-month and six-month periods ended June 30, 1999, respectively relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have increased for the three-month and six-month periods ended June 30, 1999 as compared to the comparable prior year periods primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in replacement activity. In July 1999, the Company has responded to this trend by enhancing its variable annuity products by offering new investment fund choices.

     During the six-month period ended June 30, 1999, the Company reported cash used in operations of $22.5 million, as compared to cash used in operations of $1.1 million during the six-month period ended June 30, 1998, a decrease of $21.4 million between the periods due primarily to higher death benefits claims and general expenses. In 1999, net cash flow provided by financing activities was $63.0 million, an increase of $70.8 million as compared to the prior year. This increase is primarily due to the issuance of a note payable to MBMC in the amount of $50.5 million (see Note 5 in Unaudited Interim Condensed Financial Statements) and an increase in general account deposits from policyholders. The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of June 30, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $1,099.2 million, which were comprised of $587.8 million public and $511.4 million private fixed maturity securities. At that date, approximately 96.2% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at June 30, 1999, the Company had cash and cash equivalents of $47.9 million.

     At June 30, 1999, the Company had the following commitments outstanding:
$10.8 million of private fixed maturity securities with an interest rate of 7.3%, $6.4 million for a variable rate commercial mortgage loan with an initial interest rate of 7.2% and $9.1 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such agricultural loans range from 7.3% to 8.3%.

     Of the $51.8 million commercial mortgage loans in the Company's investment portfolio at June 30, 1999, $5.8 million, $3.7 million, $4.6 million, and $0.0 million are scheduled to mature in 1999, 2000, 2001, and 2002, respectively.

     At June 30, 1999, aggregate maturities of long-term debt based on required remaining principal payments for 1999 and the succeeding four years are $1.0 million, $2.1 million, $2.3 million, $2.4 million and $2.6 million, respectively, and $39.6 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at June 30, 1999, for the remainder of 1999 and the succeeding four years are $2.7 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million, respectively and $55.1 million thereafter.

     The National Association of Insurance Commissioners ("NAIC") established Risk Based Capital ("RBC") requirements to help state regulators monitor and safeguard life insurers' financial strength by identifying those companies that may be inadequately capitalized. The RBC guidelines provide a method to measure the adjusted capital (statutory-basis capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into consideration the risk characteristics of such company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the nature, mix and credit quality of its investment portfolio and the nature and volume of the products that is sells.

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The Company's adjusted RBC capital ratio at June 30, 1999 and December 31, 1998, was in excess of the minimum required RBC.

YEAR 2000

  State of Readiness

     The Company has a service agreement with MONY Life whereby MONY Life provides services and equipment including computer and information systems to the Company to conduct its business.

     In 1996, the Company in conjunction with MONY Life and affiliates (hereafter collectively referred to as "MONY Life and its subsidiaries") initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, MONY Life and its subsidiaries retained Command Systems, Inc., and Keane, Inc. to assist in bringing its computer and information systems into Year 2000 compliance. MONY Life and its subsidiaries overall goal for information technology ("IT") related items was to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. MONY Life and its subsidiaries' have also retained a consulting firm to assist in the evaluation of Year 2000 issues affecting MONY Life and its subsidiaries' facilities, equipment and related systems which may contain date logic in embedded chips. MONY Life and its subsidiaries' overall goal is to have these items compliant by September 30, 1999.

     The scope of the Project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and local area network ("LAN") platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

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

     The inventory and assessment phases of the Project were completed prior to mid 1998. At June 30, 1999, all of the Company's existing application systems had been remediated, current date tested and future date tested. Newly acquired applications and new releases of software packages are being tested in 1999 as they are implemented.

     In late 1998 and early 1999, MONY Life and its subsidiaries contracted with a consulting firm to perform an Independent Validation and Verification ("IV&V") of the Year 2000 remediation of selected critical applications. The results of the IV&V indicated that the Company's remediation and testing processes were highly effective and had achieved a high level of compliance.

     Approximately 95% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms are deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software were compliant and tested by December 31, 1998. The remaining items will be resolved and tested by the third quarter of 1999. Ongoing testing for Year 2000 compliance is continuing in 1999 as applications, systems software and hardware are upgraded or replaced. Approximately 70% of critical non-IT systems had been remediated as of June 30, 1999, and ongoing testing for year 2000 compliance will continue through 1999.

     As part of the Project, we identified and contacted significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems), that we believe will be critical to business operations after January 1, 2000. Procedures are being undertaken to ascertain with reasonable certainty their current and reasonably anticipated states of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project is approximately $2.4 million. The total amount expended on the Project through June 30, 1999 was $2.1 million. The future cost of completing the Year 2000 Project is estimated to be approximately $0.3 million, which is being funded through operating cash flows. These amounts also include costs associated with the development of contingency plans.

  Risks

     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment will be entirely error-free, or those external parties on which the Company relies will be Year 2000 compliant in a timely manner, or that the Company's or external parties' contingency plans will mitigate sufficiently the effects of any noncompliance. Based upon currently available information and considering the Company's Year 2000 Project status, management believes that the most reasonably likely worst case scenario would be short-term interruptions to Company business operations. However, Year 2000 related failures in the Company's systems or equipment and/or failure of external parties to achieve Year 2000 compliance could have a material adverse effect on the Company's financial position and results of its operations.

  Contingency Plans

     The Company has retained outside consultants to assist in the development of a Business Continuity Plan ("BCP"), which include identification of third party service providers, information systems, equipment, facilities and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address Y2K related failures of third parties, among other factors that are critical to the ongoing operation of the business. The Contingency Plan provides alternate means of processing critical work and services, as well as a methodology for selection and retention of alternate service providers, vendors, and suppliers if necessary. At June 30, 1999, development of BCP has been completed. Additional testing, maintenance and refinement of BCP will continue through 1999. The scheduled date for completion of the Contingency Plan is September 30, 1999, with ongoing evaluation and refinements through 1999. The Company believes that due to the pervasive and evolving nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

                                  INVESTMENTS

     The yield on general account invested assets (including net realized gains and losses on investments) was 7.3% and 7.7% for the three-month periods ended June 30, 1999 and 1998, respectively. The yield on general account invested assets (including net realized gains and losses on investments) was 7.3% and 7.7% for the six-month periods ended June 30, 1999 and 1998, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                          AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE
                         THREE-MONTH PERIOD    THREE-MONTH PERIOD     SIX-MONTH PERIOD      SIX-MONTH PERIOD
                                ENDED                 ENDED                 ENDED                 ENDED
                            JUNE 30, 1999         JUNE 30, 1998         JUNE 30, 1999         JUNE 30, 1998
                         -------------------   -------------------   -------------------   -------------------
                         YIELD(2)    AMOUNT    YIELD(2)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                         --------   --------   --------   --------   --------   --------   --------   --------
                                                            ($ IN MILLIONS)
FIXED MATURITIES:
Investment income......     7.2%    $   19.4      7.3%    $   19.6      7.2%    $   38.0      7.2%    $   39.2
Net realized gains
  (losses).............     0.1          0.4      0.3          0.9      0.1          0.8      0.2          0.9
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     7.3%    $   19.8      7.6%    $   20.5      7.3%    $   38.8      7.4%    $   40.1
Ending assets..........             $1,105.4              $1,094.6              $1,105.4              $1,094.6
MORTGAGE LOANS:
Investment income......     8.2%    $    2.9      8.5%    $    2.9      7.7%    $    5.3      8.2%    $    5.5
Net realized gains
  (losses).............    (0.8)        (0.3)     1.5          0.5     (0.4)        (0.3)     0.8          0.5
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     7.4%    $    2.6     10.0%    $    3.4      7.3%    $    5.0      9.0%    $    6.0
Ending assets..........             $  155.5              $  135.8              $  155.5              $  135.8
REAL ESTATE:(3)
Investment income......     9.8%    $    0.2      2.9%    $    0.1      7.3%    $    0.3      6.3%    $    0.5
Net realized gains
  (losses).............     0.0          0.0     14.6          0.5     (4.9)        (0.2)    17.5          1.4
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     9.8%    $    0.2     17.5%    $    0.6      2.4%    $    0.1     23.8%    $    1.9
Ending assets..........             $    8.1              $   10.0              $    8.1              $   10.0
POLICY LOANS:
Investment income......     5.9%    $    0.8      5.0%    $    0.6      7.9%    $    2.1      7.2%    $    1.7
Net realized gains
  (losses).............     0.0          0.0      0.0          0.0      0.0          0.0      0.0          0.0
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     5.9%    $    0.8      5.0%    $    0.6      7.9%    $    2.1      7.2%    $    1.7
Ending assets..........             $   54.6              $   48.7              $   54.6              $   48.7
CASH & CASH
  EQUIVALENTS:
Investment income......     3.4%    $    0.8      5.7%    $    0.6      5.3%    $    2.4      8.9%    $    1.6
Net realized gains
  (losses).............     0.0          0.0      0.0          0.0      0.0          0.0      0.0          0.0
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     3.4%    $    0.8      5.7%    $    0.6      5.3%    $    2.4      8.9%    $    1.6
Ending assets..........             $   47.9              $   26.0              $   47.9              $   26.0

                          AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE
                         THREE-MONTH PERIOD    THREE-MONTH PERIOD     SIX-MONTH PERIOD      SIX-MONTH PERIOD
                                ENDED                 ENDED                 ENDED                 ENDED
                            JUNE 30, 1999         JUNE 30, 1998         JUNE 30, 1999         JUNE 30, 1998
                         -------------------   -------------------   -------------------   -------------------
                         YIELD(2)    AMOUNT    YIELD(2)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                         --------   --------   --------   --------   --------   --------   --------   --------
                                                            ($ IN MILLIONS)
OTHER INVESTED ASSETS:
Investment income(4)...    11.3%    $    0.1      0.0%    $    0.0     11.0%    $    0.2      4.2%    $    0.1
Net realized gains
  (losses).............   101.4          0.9      0.0          0.0     49.3          0.9     25.3          0.6
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................   112.7%    $    1.0      0.0%    $    0.0     60.3%    $    1.1     29.5%    $    0.7
Ending assets..........             $    2.6              $    4.4              $    2.6              $    4.4
TOTAL BEFORE INVESTMENT
  EXPENSES:
Investment income(5)...     7.0%    $   24.2      7.2%    $   23.8      7.1%    $   48.3      7.4%    $   48.6
Net realized gains
  (losses).............     0.3          1.0      0.6          1.9      0.2          1.2      0.5          3.4
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     7.3%    $   25.2      7.8%    $   25.7      7.3%    $   49.5      7.9%    $   52.0
Ending assets..........             $1,374.1              $1,319.5              $1,374.1              $1,319.5
Investment expenses,
  net of fee
  income(6)............     0.0%    $   (0.1)    (0.1)%   $   (0.3)     0.0%    $    0.0     (0.1)%   $   (0.8)
TOTAL AFTER INVESTMENT
  EXPENSES:
Investment income(6)...     7.0%    $   24.1      7.1%    $   23.5      7.1%    $   48.3      7.2%    $   47.8
Net realized gains
  (losses).............     0.3          1.0      0.6          1.9      0.2          1.2      0.5          3.4
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     7.3%    $   25.1      7.7%    $   25.4      7.3%    $   49.5      7.7%    $   51.2
Ending assets..........             $1,374.1              $1,319.5              $1,374.1              $1,319.5
Net unrealized gains
  (losses) on fixed
  maturities...........                 (6.2)                 28.0                  (6.2)                 28.0
                                    --------              --------              --------              --------
Total invested
  assets...............             $1,367.9              $1,347.5              $1,367.9              $1,347.5
                                    ========              ========              ========              ========

---------------
(1) Yields are based on year-to-date average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Yields are based on quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(3) Equity real estate income is shown net of operating expenses and depreciation.

(4) Excludes amounts referred to in (6) below.

(5) Total investment income includes non-cash income from amortization and payment-in-kind distributions of $0.5 million and $0.2 million for the three-months ended June 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $0.1 million and $0.0 million for the aforementioned periods, respectively. Total investment income includes non-cash income from amortization and payment-in-kind distributions of $1.8 million and $1.1 million for the six-months ended June 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $0.2 million and $0.0 million for the aforementioned periods, respectively.

(6) Includes other miscellaneous fee income of approximately $0.7 million and $0.5 million for the three-months ended June 30, 1999 and 1998, respectively. Includes other miscellaneous fee income of approximately $1.4 million and $0.9 million for the six-months ended June 30, 1999 and 1998, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities and privately placed debt securities, and represented 80.4% and 76.6% of total invested assets at June 30, 1999 and December 31, 1998, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at June 30, 1999, 96.2% were investment grade and 3.8% were below investment grade, where 48.7%, 47.5%, 3.3%, 0.2%, 0.3% and 0.0% were NAIC Designations of 1, 2, 3, 4, 5 and 6, respectively.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

     The Company defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) are issued by a company that went into bankruptcy subsequent to the acquisition of such securities or (iii) are deemed to have other than temporary impairments to value.

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

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Total fixed maturities (public and private).................  $1,099.2      $1,044.2
                                                              ========      ========
Problem fixed maturities....................................       4.8           4.4
Potential problem fixed maturities..........................      11.8          16.4
Restructured fixed maturities...............................       2.5           2.7
                                                              --------      --------
Total problem, potential problem & restructured fixed
  maturities................................................  $   19.1      $   23.5
                                                              ========      ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........       1.7%          2.3%
                                                              ========      ========

     At June 30, 1999, the Company's largest unaffiliated single concentration of fixed maturities was $70.7 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 5.2% of total invested assets. No other individual non-government issuer represents more than 1.5% of invested assets.

     The Company held approximately $229.7 million and $232.8 million of mortgage-backed and asset-backed securities as of June 30, 1999 and December 31, 1998, respectively. Of such amounts, $94.3 million and $108.3 million, or 41.1% and 46.5%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC and Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 1999 and December 31, 1998, 87.7% and 91.2%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation of 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities, as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                               AS OF          AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    -------------
                                                                   ($ IN MILLIONS)
CMOs........................................................   $131.4        $147.7
Pass-through securities.....................................      0.1           0.1
Commercial MBSs.............................................      4.7           5.4
Asset-backed securities.....................................     93.5          79.6
                                                               ------        ------
          Total MBS's and asset-backed securities...........   $229.7        $232.8
                                                               ======        ======

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of June 30, 1999 and December 31, 1998 is as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                    AS OF                      AS OF
                                                JUNE 30, 1999            DECEMBER 31, 1998
                                           -----------------------    -----------------------
                                           AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                             COST       FAIR VALUE      COST       FAIR VALUE
                                           ---------    ----------    ---------    ----------
                                                            ($ IN MILLIONS)
Due in one year or less..................  $   57.9      $   58.2     $   90.0      $   90.4
Due after one year through five years....     318.8         321.7        306.8         315.5
Due after five years through ten years...     362.8         357.3        284.7         299.2
Due after ten years......................     136.4         132.3        105.2         106.3
                                           --------      --------     --------      --------
          Subtotal.......................     875.9         869.5        786.7         811.4
Mortgage-backed and other asset-backed
  securities.............................     229.5         229.7        227.5         232.8
                                           --------      --------     --------      --------
          Total..........................  $1,105.4      $1,099.2     $1,014.2      $1,044.2
                                           ========      ========     ========      ========

MORTGAGE LOANS

     Mortgage loans comprised 11.4% and 8.8% of total invested assets as of June 30, 1999 and December 31, 1998, respectively. Mortgage loans consist of commercial and agricultural loans. As of June 30, 1999 and December 31, 1998, commercial mortgage loans comprised $51.8 million and $27.6 million or 33.3% and 23.0% of total mortgage loan investments, respectively. Agricultural loans comprised $103.7 and $92.5 million, or 66.7% and 77.0% of total mortgage loan investments at June 30, 1999 and December 31, 1998, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $28.9 million and represented 2.1% of general account invested assets as of June 30, 1999. No other mortgage loan represents more than 0.3% of invested assets. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for 76.6% of the total carrying value of the commercial loan portfolio and less than 3.0% of total invested assets at June 30, 1999.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                            AS OF JUNE 30,      AS OF DECEMBER 31,
                                                                 1999                  1998
                                                           -----------------    -------------------
                                                           CARRYING    % OF     CARRYING      % OF
                                                            VALUE      TOTAL      VALUE      TOTAL
                                                           --------    -----    ---------    ------
                                                                       ($ IN MILLIONS)
1 year or less...........................................   $ 7.4       14.3%     $ 9.2       33.3%
Over 1 year but less than or equal to 2 years............     6.8       13.1        3.8       13.8
Over 2 years but less than or equal to 3 years...........     0.0        0.0        5.6       20.3
Over 3 years but less than or equal to 4 years...........     0.0        0.0        0.0        0.0
Over 4 years but less than or equal to 5 years...........    28.6       55.2        0.0        0.0
Over 5 years but less than or equal to 6 years...........     2.4        4.6        0.0        0.0
Over 6 years but less than or equal to 7 years...........     3.2        6.2        2.4        8.7
Over 7 years but less than or equal to 8 years...........     0.0        0.0        3.2       11.6
Over 8 years but less than or equal to 9 years...........     1.4        2.7        1.4        5.1
Over 9 years but less than or equal to 10 years..........     0.0        0.0        0.0        0.0
Over 10 years............................................     2.0        3.9        2.0        7.2
                                                            -----      -----      -----      -----
          Total..........................................   $51.8      100.0%     $27.6      100.0%
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

  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING
                                     VALUE

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 30,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Total commercial mortgages..................................   $51.8         $27.6
                                                               =====         =====
Problem commercial mortgages................................   $ 0.0         $ 0.0
Potential problem commercial mortgages......................     0.0           0.0
Restructured commercial mortgages...........................    12.6          13.5
                                                               -----         -----
Total problem, potential problem & restructured commercial
  mortgages(1)..............................................   $12.6         $13.5
                                                               =====         =====
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................     3.8%          3.6%
                                                               =====         =====

---------------
(1) As of June 30, 1999 and December 31, 1998, there were $0.5 million of valuation allowances/writedowns relating to restructured commercial mortgages.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 1999 and December 31, 1998, such reserves were $0.6 million, and $0.4 million, respectively.

AGRICULTURAL MORTGAGE LOANS

  Problem, Potential Problem and Restructured Agricultural Mortgages

     The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. The following table presents the carrying amounts of problem, potential problem and restructured agricultural mortgages relative to the carrying value of all agricultural mortgages as of each of the dates indicated.

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                               AS OF       AS OF
                                                              JUNE 30,    DECEMBER
                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
Total agricultural mortgages................................   $103.7       92.5
                                                               ======       ====
Problem agricultural mortgages(1)...........................   $  1.2        0.0
Potential problem agricultural mortgages....................      0.4        0.4
Restructured agricultural mortgages.........................      1.0        0.8
                                                               ------       ----
Total problem, potential problem & restructured agricultural
  mortgages(2)..............................................   $  2.6        1.2
                                                               ======       ====
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................      2.5%       1.3%
                                                               ======       ====

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $1.1 million and $0.0 million at June 30, 1999 and December 31, 1998, respectively, and mortgage loans in the process of foreclosure of $0.1 million and $0.0 million, at such dates, respectively.

(2) As of June 30, 1999 and December 31, 1998, there were no valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of June 30, 1999 and December 31, 1998, such reserves were $1.0 million and $0.9 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of June 30, 1999 and December 31, 1998, the carrying value of the Company's real estate investments was $8.1 million and $8.3 million, respectively, or 0.6% and 0.6%, respectively, of general account invested assets. The Company owns investment real estate, real estate acquired upon foreclosure and minority owned joint ventures.

     Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of ". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $6.9 million and $8.3 million as of June 30, 1999 and December 31, 1998, respectively. The carrying value of real estate to be disposed of aggregated $1.2 million and $0.0 million as of June 30, 1999 and December 31, 1998, respectively.

     The Company closely monitors property net operating income on a cash basis, along with occupancy levels of the Company's commercial real estate properties owned for more than one year, which comprise a significant portion (91% at June 30, 1999) of the Company's equity real estate portfolio.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Fixed maturities............................................    $0.5          $0.5
Real estate(1)..............................................     1.9           1.9
                                                                ----          ----
          Total.............................................    $2.4          $2.4
                                                                ====          ====

---------------
(1) Includes $1.6 million as of June 30, 1999 and December 31, 1998, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Mortgages...................................................    $2.1          $1.9
Real estate.................................................     0.2           0.0
                                                                ----          ----
          Total.............................................    $2.3          $1.9
                                                                ====          ====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Fixed maturities............................................    $0.5          $0.5
Mortgages...................................................     2.1           1.9
Real estate.................................................     2.1           1.9
                                                                ----          ----
          Total.............................................    $4.7          $4.3
                                                                ====          ====

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1998 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices relating to fixed maturity securities and mortgage loans at June 30, 1999 is not materially different from that presented in the Company's 1998 Annual Report on Form 10-K at December 31, 1998.

INTEREST RATE RISK

     In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to the note payable to an affiliate which has a fixed interest rate (see Note 5 to the Unaudited Interim Condensed Financial Statements). At June 30, 1999, the fair value of the note payable was $48.9 million. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates at June 30, 1999.

                           NOTE PAYABLE -- FAIR VALUE

                                                    AT
                                                 JUNE 30,    --100 BASIS
                                                   1999      POINT CHANGE
                                                 --------    ------------
                                                     ($ IN MILLIONS)
Note payable...................................   $48.9          3.1

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against MONY Life and the Company ("the Companies") alleging that the Companies engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Companies from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one action being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Companies and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgement on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the Multidistrict Litigation has entered an order essentially holding all of the federal cases in abeyance pending the action of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgement and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999, the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs will be filed during the summer and early fall, and oral argument before the Court of Appeals will take place on October 14, 1999. All actions before the United States District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against the Company in Kentucky state court covering policyholders who purchased individual universal life insurance policies from the Company after January 1, 1988, claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, the Company removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have opposed the transfer, and oral argument on the Company's transfer motion took place before the Judicial Panel on July 22, 1999. On April 20, 1999, plaintiffs moved to remand the case to the Kentucky State Court. the Company has opposed the motion. On June 18, 1999, the Federal District Court denied the Company's motion for a stay and preliminary discovery has been initiated in the case.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the financial statements at June 30, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES

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

                                          MONY LIFE INSURANCE COMPANY OF
                                            AMERICA

                                          By: /s/ RICHARD DADDARIO

                                            ------------------------------------
                                            Richard Daddario
                                            Director, Vice President and
                                              Controller
                                            (Authorized Financial Officer)
                                            Signatory and Principal

Date: August 13, 1999