Form 10-Q
period 1999-09-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 1999-11-15
CIK 835357

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 1999, there were 492 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART 1     FINANCIAL INFORMATION

ITEM 1:    Unaudited interim condensed balance sheets as of September
           30, 1999 and December 31, 1998..............................     3

           Unaudited interim condensed statements of income and
           comprehensive income for the three-month periods ended
           September 30, 1999 and 1998.................................     4

           Unaudited interim condensed statements of income and
           comprehensive income for the nine-month periods ended
           September 30, 1999 and 1998.................................     5

           Unaudited interim condensed statement of changes in
           shareholder's equity for the nine-month period ended
           September 30, 1999..........................................     6

           Unaudited interim condensed statements of cash flows for the
           nine-month periods ended September 30, 1999 and 1998........     7

           Notes to unaudited interim condensed financial statements...     8

  ITEM 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    10

           Investments.................................................    17

  ITEM 3:  Quantitative and Qualitative Disclosures About Market
           risk........................................................    26

PART II    OTHER INFORMATION

  ITEM 1:  Legal Proceedings...........................................    26

  ITEM 2:  Changes in Securities.......................................    26

  ITEM 3:  Defaults upon Senior Securities.............................    27

  ITEM 4:  Submission of Matters to a Vote of Security Holders.........    27

  ITEM 5:  Other Information...........................................    27

  ITEM 6:  Exhibits and Reports on Form 8-K............................    27

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

ITEM 1:

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
                                          ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair
  value.....................................................    $1,058.4        $1,044.2
Mortgage loans on real estate...............................       167.9           120.1
Policy loans................................................        56.7            52.1
Real estate held for investment.............................         6.9             8.3
Other invested assets.......................................         2.6             4.7
                                                                --------        --------
                                                                 1,292.5         1,229.4
                                                                ========        ========
Cash and cash equivalents...................................        48.0           133.4
Accrued investment income...................................        22.1            19.5
Amounts due from reinsurers.................................        18.0            24.4
Deferred policy acquisition costs...........................       374.2           318.6
Other assets................................................        23.6            15.3
Separate account assets.....................................     4,054.1         4,148.8
                                                                --------        --------
          Total assets......................................    $5,832.5        $5,889.4
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................    $  124.4        $  112.0
Policyholders' account balances.............................     1,166.3         1,187.1
Other policyholders' liabilities............................        54.8            56.9
Accounts payable and other liabilities......................        63.9            67.9
Note payable to affiliate (Note 5)..........................        49.5             0.0
Current federal income taxes payable........................        17.5            13.2
Deferred federal income taxes...............................        10.4            13.7
Separate account liabilities................................     4,054.1         4,148.8
                                                                --------        --------
          Total liabilities.................................     5,540.9         5,599.6
Commitments and contingencies (Note 4)
Common stock, $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding..........................         2.5             2.5
Capital in excess of par....................................       189.7           189.7
Retained earnings...........................................       103.2            89.6
Accumulated other comprehensive (loss) income...............        (3.8)            8.0
                                                                --------        --------
          Total shareholder's equity........................       291.6           289.8
                                                                --------        --------
          Total liabilities and shareholder's equity........    $5,832.5        $5,889.4
                                                                ========        ========

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
         FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                               1999     1998
                                                              ------   ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $33.7    $29.4
Premiums....................................................    1.1      0.5
Net investment income.......................................   23.1     23.4
Net realized gains on investments...........................    0.0      1.4
Other income................................................    1.3      3.0
                                                              -----    -----
          Total revenues....................................   59.2     57.7
                                                              -----    -----
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   12.0      6.8
Interest credited to policyholders' account balances........   15.5     18.5
Amortization of deferred policy acquisition costs...........   12.3     12.0
Other operating costs and expenses..........................   12.9     17.1
                                                              -----    -----
          Total benefits and expenses.......................   52.7     54.4
                                                              -----    -----
Income before income taxes..................................    6.5      3.3
Income tax expense..........................................    2.3      1.1
                                                              -----    -----
Net income..................................................    4.2      2.2
Other comprehensive (loss) income, net......................   (2.3)     3.9
                                                              -----    -----
Comprehensive income........................................  $ 1.9    $ 6.1
                                                              =====    =====

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                               1999     1998
                                                              ------   ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $105.0   $ 89.2
Premiums....................................................     3.4      1.0
Net investment income.......................................    71.4     71.2
Net realized gains on investments...........................     1.2      4.9
Other income................................................     4.4      7.0
                                                              ------   ------
          Total revenues....................................   185.4    173.3
                                                              ------   ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    32.0     23.4
Interest credited to policyholders' account balances........    48.1     52.0
Amortization of deferred policy acquisition costs...........    32.3     34.5
Other operating costs and expenses..........................    52.1     53.3
                                                              ------   ------
          Total benefits and expenses.......................   164.5    163.2
                                                              ------   ------
Income before income taxes..................................    20.9     10.1
Income tax expense..........................................     7.3      3.5
                                                              ------   ------
Net income..................................................    13.6      6.6
Other comprehensive (loss) income, net......................   (11.8)     4.4
                                                              ------   ------
Comprehensive income........................................  $  1.8   $ 11.0
                                                              ======   ======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                       OF CHANGES IN SHAREHOLDER'S EQUITY
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                                                            ACCUMULATED
                                                     CAPITAL                   OTHER           TOTAL
                                           COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                           STOCK     OF PAR     EARNINGS      INCOME          EQUITY
                                           ------   ---------   --------   -------------   -------------
                                                                  ($ IN MILLIONS)
Balance, December 31, 1998...............   $2.5     $189.7      $ 89.6       $  8.0          $289.8
Comprehensive income
  Net income.............................                          13.6                         13.6
  Other comprehensive (loss) income:
     Unrealized gains on investments, net
       of unrealized losses,
       reclassification adjustments, and
       taxes.............................                                      (11.8)          (11.8)
                                                                                              ------
Comprehensive income.....................                                                        1.8
                                            ----     ------      ------       ------          ------
Balance, September 30, 1999..............   $2.5     $189.7      $103.2       $ (3.8)         $291.6
                                            ====     ======      ======       ======          ======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

              UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                               1999      1998
                                                              -------   -------
                                                               ($ IN MILLIONS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $ (45.6)  $ (35.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities..........................................    209.9     133.1
  Mortgage loans on real estate.............................     15.5      16.3
  Real estate...............................................      1.2      14.0
  Other invested assets.....................................      3.8       1.5
Acquisitions of investments:
  Fixed maturities..........................................   (267.8)   (109.2)
  Mortgage loans on real estate.............................    (63.7)    (17.9)
  Real estate...............................................     (0.3)     (0.4)
  Other invested assets.....................................     (0.7)     (4.8)
  Policy loans, net.........................................     (4.6)     (0.7)
  Other, net................................................      0.3       0.2
                                                              -------   -------
Net cash (used in) provided by investing activities.........   (106.4)     32.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable....................................     50.5       0.0
Repayments of debt..........................................     (1.0)      0.0
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................    929.3     641.6
Return of policyholders' account balances on annuity and
  universal life policies...................................   (912.2)   (649.5)
                                                              -------   -------
Net cash provided by (used in) financing activities.........     66.6      (7.9)
                                                              -------   -------
Net decrease in cash and cash equivalents...................    (85.4)    (11.3)
Cash and cash equivalents, beginning of year................    133.4      46.0
                                                              -------   -------
Cash and cash equivalents, end of year......................  $  48.0   $  34.7
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

2. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 1998 in the Company's 1998 Report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgement and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999, the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs will be filed during the summer and early fall, and oral argument before the Court of Appeals took place on October 14, 1999. All actions before the United States District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against the Company in Kentucky state court covering policyholders who purchased individual universal life insurance policies from the Company after January 1, 1988, claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, the Company removed that action to the United States District Court for the Eastern District of Kentucky, and on August 11, 1999 obtained an order from the Judicial Panel on Multidistrict Litigation transferring the action to the Multidistrict Litigation in the District of Massachusetts.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the financial statements at September 30, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the financial position and the results of operations of the Company.

     At September 30, 1999, the Company had commitments outstanding of $0.9 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such agricultural loans range from 7.3% to 8.1%. There were no outstanding commitments for private fixed maturity securities or commercial mortgages as of September 30, 1999.

5. NOTE PAYABLE TO AFFILIATE

     On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of September 30, 1999 is $49.5 million.

6. TERMINATION OF INTERCOMPANY REINSURANCE AGREEMENTS

     Effective September 1, 1999, the Company recaptured its reinsurance agreements with MONY Life for all in force and new business. The Company simultaneously entered into new reinsurance agreements with third party reinsurers which reinsured the same block of business as that previously reinsured by MONY Life. Under the new reinsurance agreements, the Company increased its retention limits on new business for any one person for individual products from $0.5 million to $4.0 million and on last survivor products from $0.5 million to $6.0 million.

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

                             RESULTS OF OPERATIONS

                                                            FOR THE                   FOR THE
                                                       THREE-MONTH PERIOD        NINE-MONTH PERIOD
                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                      --------------------      --------------------
                                                       1999         1998         1999         1998
                                                      -------      -------      -------      -------
                                                                     ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy
fees................................................   $33.7        $29.4       $105.0       $ 89.2
Premiums............................................     1.1          0.5          3.4          1.0
Net investment income...............................    23.1         23.4         71.4         71.2
Net realized gains on investments...................     0.0          1.4          1.2          4.9
Other income........................................     1.3          3.0          4.4          7.0
                                                       -----        -----       ------       ------
          Total revenues............................    59.2         57.7        185.4        173.3
BENEFITS AND EXPENSES:
Benefits to policyholders...........................    12.0          6.8         32.0         23.4
Interest credited to policyholders' account
  balances..........................................    15.5         18.5         48.1         52.0
Amortization of deferred policy acquisition costs...    12.3         12.0         32.3         34.5
Other operating costs and expenses..................    12.9         17.1         52.1         53.3
                                                       -----        -----       ------       ------
          Total benefits and expenses...............    52.7         54.4        164.5        163.2
Income before income taxes..........................   $ 6.5        $ 3.3       $ 20.9       $ 10.1
                                                       =====        =====       ======       ======

 For the Three-Month Period Ended September 30, 1999 Compared to the Three-Month Period Ended
  September 30, 1998

     Universal life ("UL") and investment-type product fees were $33.7 million for the three-month period ended September 30, 1999, an increase of $4.3 million, or 14.6%, from $29.4 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

        Flexible premium variable annuity ("FPVA") product fees were $15.6 million for the three-month period ended September 30, 1999, an increase of ($1.7) million, from $13.9 million reported in the comparable prior year period. The increase in FPVA fees is primarily due to higher surrender charges of $1.5 million.

        Variable universal life and corporate sponsored variable universal life ("CSVUL") product fees were $9.5 million for the three-month period ended September 30, 1999, an increase of $5.2 million, from $4.3 million reported in the comparable prior year period. The increase in fees is primarily due to higher charges for the cost of insurance, loading and surrender charges of $3.3 million, $0.3 million and $0.3 million, respectively, and lower unearned revenue (amounts assigned to the policyholders for future services) of $1.8 million.

        Offsetting this was a decrease in the fee income for Universal Life of $0.8 million due primarily to lower surrender fees and lower fee income for Group Universal Life ("GUL") of $0.7 million primarily due to lower cost of insurance charges.

     Premium revenue was $1.1 million for the three-month period ended September 30, 1999, an increase of $0.6 million, or 120.0%, from $0.5 million reported in the comparable prior year period. The increase was primarily the result of renewal premiums from level term business.

     Net investment income was $23.1 million for the three-month period ended September 30, 1999, a decrease of $0.3 million, or 1.3%, from $23.4 million reported in the comparable prior year period. The decrease is primarily related to a 41 basis point decrease in portfolio yields, which was partially offset by an increase in the average balances of invested assets of $61.9 million.

     Net realized gains on investments were $0.0 million for the three-month period ended September 30, 1999, a decrease of $1.4 million, or 100.0%, from $1.4 million reported in the comparable prior year period. The decrease is due to changes in sales gains on fixed maturities of $1.1 million, losses on allowances for mortgage loans of $0.2 million and sales gains on mortgages of $0.1 million.

     Other income was $1.3 million for the three-month period ended September 30, 1999, a decrease of $1.7 million, or 56.7%, as compared to $3.0 million in the comparable prior year period. The decrease is primarily due to lower revenues from supplementary contracts and miscellaneous nonrecurring revenues which were recorded in the comparable prior year period.

     Benefits to policyholders were $12.0 million for the three-month period ended September 30, 1999, an increase of $5.2 million, or 76.5%, from $6.8 million reported in the comparable prior year period. The increase is primarily due to higher death claims in all products, primarily UL, and lower reinsurance credits.

     Interest credited to policyholders' account balances was $15.5 million for the three-month period ended September 30, 1999, a decrease of $3.0 million, or 16.2%, from $18.5 million reported in the comparable prior year period. The decrease was primarily due to: (i) CSVUL funds that were in the general account in 1998 and were transferred to the separate account in 1999 and (ii) lower single premium deferred annuity ("SPDA") account balances and modest declines in crediting rates which reduced interest crediting amounts by approximately $0.8 million. During 1999, SPDA account value decreased $11.6 million to $264.7 million at September 30, 1999 from $276.3 million at June 30, 1999. The decrease in account value was due to continued withdrawals in 1999.

     Amortization of deferred policy acquisition costs ("DAC") was $12.3 million for the three-month period ended September 30, 1999, an increase of $0.3 million, or 2.5%, from $12.0 million reported in the comparable prior year period. The increase primarily resulted from an increase of $0.8 million in VUL from better mortality experience, partially offset by a $0.4 million decrease in amortization for SPDA.

     Other operating costs and expenses were $12.9 million for the three-month period ended September 30, a decrease of $4.2 million, or 24.6%, from $17.1 million reported in the comparable year. The decrease is due to lower intercompany allocation of expenses from MONY Life, which also had lower expenses than reported in the comparable year.

 For the Nine-Month Period Ended September 30, 1999 Compared to the Nine-Month Period Ended September 30, 1998

     Universal life and investment-type product fees were $105.0 million for the nine-month period ended September 30, 1999, an increase of $15.8 million, or 17.7%, from $89.2 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

        FPVA product fees were $47.1 million for the nine-month period ended September 30, 1999, an increase of $5.6 million, from $41.5 million reported in the comparable prior year period. The increase in FPVA fees is primarily due to higher surrender charges of $4.4 million.

        Variable universal life and corporate sponsored variable universal life product fees were $27.3 million for the nine-month period ended September 30, 1999, an increase of $11.4 million, from $15.9 million reported in the comparable prior year period. The increase in fees is primarily due to higher charges for the cost of insurance, loading and surrender charges of $6.7 million, $1.4 million and $1.3 million, respectively, and lower unearned revenue (amounts assigned to the policyholders for future services) of $2.4 million.

     Premium revenue was $3.4 million for the nine-month period ended September 30, 1999, an increase of $2.4 million from $1.0 million reported in the comparable prior year period. The increase was primarily the result of an increase of renewal premiums and new premiums relating to level term business, which has been trending upward since the Company began offering this product during the fourth quarter of 1997.

     Net investment income was $71.4 million for the nine-month period ended September 30, 1999, an increase of $0.2 million, or 0.3%, from $71.2 million reported in the comparable prior year period. The increase is primarily related to an increase in the average balances of invested assets of $38.1 million between the periods, which was partially offset by a 19 basis point decrease in portfolio yields.

     Net realized gains on investments were $1.2 million for the nine-month period ended September 30, 1999, a decrease of $3.7 million, or 75.5%, from $4.9 million reported in the comparable prior year period. The decrease is primarily due to changes in sales gains on real estate of $1.6 million, lower sales gains on fixed maturities of $1.5 million, lower mortgage sales gains of $0.4 million and higher losses on provisions for allowances on mortgage loans of $0.6 million.

     Other income was $4.4 million for the nine-month period ended September 30, 1999, a decrease of $2.6 million, or 37.1%, as compared to $7.0 million in the comparable prior year period. The decrease is primarily due to lower revenues from supplementary contracts and miscellaneous nonrecurring revenues which were recorded in the comparable prior year.

     Benefits to policyholders were $32.0 million for the nine-month period ended September 30, 1999, an increase of $8.6 million, or 36.8%, from $23.4 million reported in the comparable prior year period. The increase is primarily due to higher death claims in all products, primarily UL, offset with higher reinsurance credits.

     Interest credited to policyholders' account balances was $48.1 million for the nine-month period ended September 30, 1999, a decrease of $3.9 million, or 7.5%, from $52.0 million reported in the comparable prior year period. The decrease was primarily due to lower SPDA account balances and modest declines in crediting rates which reduced interest crediting amounts by approximately $3.4 million. During 1999, SPDA account value decreased $39.0 million to $264.7 million at September 30, 1999 from $303.7 million at December 31, 1998 as a result of continued withdrawals in 1999.

     Amortization of deferred policy acquisition costs ("DAC") was $32.3 million for the nine-month period ended September 30, 1999, a decrease of $2.2 million, or 6.4%, from $34.5 million reported in the comparable prior year period. The decrease primarily consisted of a decrease in the FPVA amortization due to the effect of the exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a now enhanced FPVA product offered by the Company.

     Other operating costs and expenses were $52.1 million for the nine-month period ended September 30, 1999, a decrease of $1.2 million, or 2.3%, from $53.3 million reported in the comparable prior year period. The decrease is due to lower intercompany allocation of expenses from MONY Life, which also had lower expenses than reported in the comparable year.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at September 30, 1999 and December 31, 1998.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                      AMOUNT AT                 AMOUNT AT
                                                    SEPTEMBER 30,   PERCENT    DECEMBER 31,   PERCENT
                                                        1999        OF TOTAL       1998       OF TOTAL
                                                    -------------   --------   ------------   --------
                                                                     ($ IN MILLIONS)
Not subject to discretionary withdrawal
  provisions......................................    $   61.3         1.4%      $   67.9        1.5%
Subject to discretionary withdrawal -- with market
  value adjustment or at carrying value less
  surrender charges...............................     3,769.5        88.0        3,938.6       87.8
                                                      --------       -----       --------      -----
Subtotal..........................................     3,830.8        89.4        4,006.5       89.3
Subject to discretionary withdrawal -- without
  adjustment at carrying value....................       453.2        10.6          479.9       10.7
                                                      --------       -----       --------      -----
Total annuity reserves and deposit liabilities
  (gross and net of reinsurance)..................    $4,284.0       100.0%      $4,486.4      100.0%
                                                      ========       =====       ========      =====

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                        FOR THE                FOR THE
                                                  THREE-MONTH PERIOD      NINE-MONTH PERIOD
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  -------------------    -------------------
                                                    1999        1998       1999       1998
                                                  ---------    ------    --------    -------
                                                               ($ IN MILLIONS)
PRODUCT LINE:
Variable and universal life.....................   $  8.3      $ 7.0      $ 27.7     $ 21.1
Annuities(1)....................................    165.6       89.3       498.4      293.0
                                                   ------      -----      ------     ------
          TOTAL.................................   $173.9      $96.3      $526.1     $314.1
                                                   ======      =====      ======     ======

---------------
(1) Excludes $188.4 million and $441.0 million for the three-month and nine-month periods ended September 30, 1999, respectively relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have increased for the three-month and nine-month periods ended September 30, 1999 as compared to the comparable prior year periods primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in replacement activity. In July 1999, the Company has responded to this trend by enhancing its variable annuity products by offering new investment fund choices.

     During the nine-month period ended September 30, 1999, the Company reported cash used in operations of $45.6 million, as compared to cash used in operations of $35.5 million during the nine-month period ended September 30, 1998, an increase of $10.1 million between the periods due primarily to higher general expenses and death benefits. In 1999, net cash flow provided by financing activities was $66.7 million, an increase of $74.6 million as compared to the prior year. This increase is primarily due to the issuance of a note payable to MBMC in the amount of $50.5 million (see Note 5 in Unaudited Interim Condensed Financial Statements) and an increase in general account deposits from policyholders. The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of September 30, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $1,058.4 million, which were comprised of $560.9 million public and $497.5 million private fixed maturity securities. At that date, approximately 94.4% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at September 30, 1999, the Company had cash and cash equivalents of $48.0 million.

     At September 30, 1999, the Company had commitments outstanding of $0.9 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such agricultural loans range from 7.3% to 8.1%. There were no outstanding commitments for private fixed maturity securities or commercial mortgages as of September 30, 1999.

     Of the $56.6 million commercial mortgage loans in the Company's investment portfolio at September 30, 1999, $2.1 million, $3.7 million, $4.6 million, and $8.6 million are scheduled to mature in 1999, 2000, 2001, and 2002, respectively.

     At September 30, 1999, aggregate maturities of long-term debt based on required remaining principal payments for 1999 and the succeeding four years are $0.5 million, $2.1 million, $2.3 million, $2.4 million and $2.6 million, respectively, and $39.6 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at September 30, 1999, for the remainder of 1999 and the succeeding four years are $1.3 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million, respectively and $55.1 million thereafter.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The Company's adjusted RBC capital ratio at September 30, 1999 and December 31, 1998, was in excess of the minimum required RBC.

YEAR 2000

  State of Readiness

     The Company has a service agreement with MONY Life whereby MONY Life provides services and equipment including computer and information systems to the Company to conduct its business.

     In 1996, the Company in conjunction with MONY Life and affiliates (hereafter collectively referred to as "MONY Life and its subsidiaries") initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, MONY Life and its subsidiaries retained Command Systems, Inc., and Keane, Inc. to assist in bringing its computer and information systems into Year 2000 compliance. MONY Life and its subsidiaries overall goal for information technology ("IT") related items was to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. MONY Life and its subsidiaries' have also retained a consulting firm to assist in the evaluation of Year 2000 issues affecting MONY Life and its subsidiaries' facilities, equipment and related systems which may contain date logic in embedded chips. Essentially all of these items have been remedied as of September 30, 1999, and ongoing testing for year 2000 compliance will continue through 1999.

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

     The inventory and assessment phases of the Project were completed prior to mid 1998. At September 30, 1999, all of the Company's existing application systems had been remediated, current date tested and future date tested. Newly acquired applications and new releases of software packages are being tested in 1999 as they are implemented.

     In late 1998 and early 1999, MONY Life and its subsidiaries contracted with a consulting firm to perform an Independent Validation and Verification ("IV&V") of the Year 2000 remediation of selected critical applications. The results of the IV&V indicated that the Company's remediation and testing processes were highly effective and had achieved a high level of compliance.

     Approximately 99% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms are deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software were compliant and tested by December 31, 1998. The few remaining items will be resolved and tested prior to October 31, 1999. Ongoing testing for Year 2000 compliance is continuing in 1999 as applications, systems software and hardware are upgraded or replaced. Approximately 90% of critical non-IT systems had been remediated as of September 30, 1999, and ongoing testing for year 2000 compliance will continue through 1999.

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

  Costs

     The estimated total cost of the Year 2000 Project is approximately $2.4 million. The total amount expended on the Project through September 30, 1999 was $2.2 million. The future cost of completing the Year 2000 Project is estimated to be approximately $0.2 million, which is being funded through operating cash flows. These amounts also include costs associated with the development of contingency plans.

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

  Contingency Plans

     The Company has retained outside consultants to assist in the development of a Business Continuity Plan ("BCP"), which include identification of third party service providers, information systems, equipment, facilities and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address Y2K related failures of third parties, among other factors that are critical to the ongoing operation of the business. The Contingency Plan provides alternate means of processing critical work and services, as well as a methodology for selection and retention of alternate service providers, vendors, and suppliers if necessary. At September 30, 1999, development of BCP has been completed. Additional testing, maintenance and refinement of BCP will continue through 1999. The scheduled date for completion of the Contingency Plan is September 30, 1999, with ongoing evaluation and refinements through 1999. The Company believes that due to the pervasive and evolving nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

                                  INVESTMENTS

     The yield on general account invested assets (including net realized gains and losses on investments) was 6.8% and 7.6% for the three-month periods ended September 30, 1999 and 1998, respectively. The yield on general account invested assets (including net realized gains and losses on investments) was 7.2% and 7.8% for the nine-month periods ended September 30, 1999 and 1998, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                          AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE
                         THREE-MONTH PERIOD    THREE-MONTH PERIOD     NINE-MONTH PERIOD     NINE-MONTH PERIOD
                                ENDED                 ENDED                 ENDED                 ENDED
                         SEPTEMBER 30, 1999    SEPTEMBER 30, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                         -------------------   -------------------   -------------------   -------------------
                         YIELD(2)    AMOUNT    YIELD(2)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                         --------   --------   --------   --------   --------   --------   --------   --------
                                                            ($ IN MILLIONS)
FIXED MATURITIES:
Investment income......     7.2%    $   19.6      7.3%    $   19.6      7.4%    $   57.6      7.4%    $   58.8
Net realized gains
  (losses).............     0.1          0.3      0.5          1.4      0.1          1.1      0.3          2.3
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     7.3%    $   19.9      7.8%    $   21.0      7.5%    $   58.7      7.7%    $   61.1
Ending assets..........             $1,073.3              $1,052.5              $1,073.3              $1,052.5
MORTGAGE LOANS:
Investment income......     8.2%    $    3.3      8.3%    $    2.8      8.0%    $    8.6%     8.3%    $    8.3
Net realized gains
  (losses).............    (0.3)        (0.1)     0.0          0.0     (0.4)        (0.4)     0.6          0.6
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     7.9%    $    3.2      8.3%    $    2.8      7.6%    $    8.2      8.9%    $    8.9
Ending assets..........             $  167.9              $  134.7              $  167.9              $  134.7
REAL ESTATE:(3)
Investment income......     5.3%    $    0.1     (8.2)%   $   (0.2)     7.0%    $    0.4      2.5%    $    0.3
Net realized gains
  (losses).............     0.0          0.0      0.0          0.0     (3.5)        (0.2)    11.9          1.4
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     5.3%    $    0.1     (8.2)%   $   (0.2)     3.5%    $    0.2     14.4%    $    1.7
Ending assets..........             $    6.9              $    9.5              $    6.9              $    9.5
POLICY LOANS:
Investment income......     5.8%    $    0.8      7.3%    $    0.9      7.1%    $    2.9      7.2%    $    2.6
Net realized gains
  (losses).............     0.0          0.0      0.0          0.0      0.0          0.0      0.0          0.0
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     5.8%    $    0.8      7.3%    $    0.9      7.1%    $    2.9      7.2%    $    2.6
Ending assets..........             $   56.7              $   50.5              $   56.7              $   50.5
CASH & CASH
  EQUIVALENTS:
Investment income......     4.2%    $    0.5      5.3%    $    0.4      4.3%    $    2.9      6.6%    $    2.0
Net realized gains
  (losses).............     0.0          0.0      0.0          0.0      0.0          0.0      0.0          0.0
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     4.2%    $    0.5      5.3%    $    0.4      4.3%    $    2.9      6.6%    $    2.0
Ending assets..........             $   48.0              $   34.7              $   48.0              $   34.7

                          AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE     AS OF AND FOR THE
                         THREE-MONTH PERIOD    THREE-MONTH PERIOD     NINE-MONTH PERIOD     NINE-MONTH PERIOD
                                ENDED                 ENDED                 ENDED                 ENDED
                         SEPTEMBER 30, 1999    SEPTEMBER 30, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                         -------------------   -------------------   -------------------   -------------------
                         YIELD(2)    AMOUNT    YIELD(2)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                         --------   --------   --------   --------   --------   --------   --------   --------
                                                            ($ IN MILLIONS)
OTHER INVESTED ASSETS:
Investment income(4)...    30.2%    $    0.2      9.0%    $    0.1     14.4%    $    0.4      5.5%    $    0.2
Net realized gains
  (losses).............   (30.2)        (0.2)     0.0          0.0     25.2          0.7     16.7          0.6
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     0.0%    $    0.0      9.0%    $    0.1     39.6%    $    1.1     22.2%    $    0.8
Ending assets..........             $    2.7              $    4.5              $    2.7              $    4.5
TOTAL BEFORE INVESTMENT
  EXPENSES:
Investment income(5)...     7.2%    $   24.5      7.3%    $   23.6      7.2%    $   72.8      7.4%    $   72.2
Net realized gains
  (losses).............     0.0          0.0      0.4          1.4      0.1          1.2      0.5          4.9
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     7.2%    $   24.5      7.7%    $   25.0      7.3%    $   74.0      7.9%    $   77.1
Ending assets..........             $1,355.5              $1,286.4              $1,355.5              $1,286.4
Investment expenses,
  net of fee
  income(6)............    (0.4)%   $   (1.4)    (0.1)%   $   (0.2)    (0.1)%   $   (1.4)    (0.1)%   $   (1.0)
TOTAL AFTER INVESTMENT
  EXPENSES:
Investment income(6)...     6.8%    $   23.1      7.2%    $   23.4      7.1%    $   71.4      7.3%    $   71.2
Net realized gains
  (losses).............     0.0          0.0      0.4          1.4      0.1          1.2      0.5          4.9
                          -----     --------     ----     --------     ----     --------     ----     --------
Total..................     6.8%    $   23.1      7.6%    $   24.8      7.2%    $   72.6      7.8%    $   76.1
Ending assets..........             $1,355.5              $1,286.4              $1,355.5              $1,286.4
Net unrealized gains
  (losses) on fixed
  maturities...........                (14.9)                 43.7                 (14.9)                 43.7
                                    --------              --------              --------              --------
Total invested
  assets...............             $1,340.6              $1,330.1              $1,340.6              $1,330.1
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

(5) Total investment income includes non-cash income from amortization and payment-in-kind distributions of $0.4 million and $0.2 million for the three-months ended September 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $0.1 million and $0.5 million for the aforementioned periods, respectively. Total investment income includes non-cash income from amortization and payment-in-kind distributions of $2.2 million and $1.3 million for the nine-months ended September 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $0.3 million and $0.5 million for the aforementioned periods, respectively.

(6) Includes other miscellaneous fee income of approximately $0.7 million and $0.6 million for the three-months ended September 30, 1999 and 1998, respectively. Includes other miscellaneous fee income of approximately $2.1 million and $1.5 million for the nine-months ended September 30, 1999 and 1998, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities and privately placed debt securities, and represented 78.9% and 76.6% of total invested assets at September 30, 1999 and December 31, 1998, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at September 30, 1999, 94.4% were investment grade and 5.6% were below investment grade (48.4%, 46.0%, 4.7%, 0.6%, 0.3% and 0.0% were NAIC Designations of 1, 2, 3, 4, 5 and 6, respectively).

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

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                                 AS OF           AS OF
                                                             SEPTEMBER 30,    DECEMBER 31
                                                                 1999            1998
                                                             -------------    -----------
                                                                   ($ IN MILLIONS)
Total fixed maturities (public and private)................    $1,058.4        $1,044.2
                                                               ========        ========
Problem fixed maturities...................................         4.8             4.4
Potential problem fixed maturities.........................        11.5            16.4
Restructured fixed maturities..............................         2.5             2.7
                                                               --------        --------
Total problem, potential problem & restructured fixed
  maturities...............................................    $   18.8        $   23.5
                                                               ========        ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities........         1.8%            2.3%
                                                               ========        ========

     At September 30, 1999, the Company's largest unaffiliated single concentration of fixed maturities was $65.5 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 4.9% of total invested assets. No other individual non-government issuer represents more than 1.5% of invested assets.

     The Company held approximately $215.9 million and $232.8 million of mortgage-backed and asset-backed securities as of September 30, 1999 and December 31, 1998, respectively. Of such amounts, $86.9 million and $108.3 million, or 40.2% and 46.5%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC and Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 1999 and December 31, 1998, 87.1% and 91.2%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation of
1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                 AS OF           AS OF
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    ($ IN MILLIONS)
CMOs.......................................................     $122.9           $147.7
Pass-through securities....................................        0.1              0.1
Commercial MBSs............................................        4.6              5.4
Asset-backed securities....................................       88.3             79.6
                                                                ------           ------
          Total MBSs and asset-backed securities...........     $215.9           $232.8
                                                                ======           ======

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 1999 and December 31, 1998 is as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                    AS OF                      AS OF
                                             SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                           -----------------------    -----------------------
                                           AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                             COST       FAIR VALUE      COST       FAIR VALUE
                                           ---------    ----------    ---------    ----------
                                                            ($ IN MILLIONS)
Due in one year or less..................  $   68.0      $   68.4     $   90.0      $   90.4
Due after one year through five years....     284.6         286.1        306.8         315.5
Due after five years through ten years...     364.2         354.6        284.7         299.2
Due after ten years......................     139.4         133.4        105.2         106.3
                                           --------      --------     --------      --------
          Subtotal.......................     856.2         842.5        786.7         811.4
Mortgage-backed and other asset-backed
  securities.............................     217.1         215.9        227.5         232.8
                                           --------      --------     --------      --------
          Total..........................  $1,073.3      $1,058.4     $1,014.2      $1,044.2
                                           ========      ========     ========      ========

MORTGAGE LOANS

     Mortgage loans comprised 12.5% and 8.8% of total invested assets as of September 30, 1999 and December 31, 1998, respectively. Mortgage loans consist of commercial and agricultural loans. As of September 30, 1999 and December 31, 1998, commercial mortgage loans comprised $56.6 million and $27.6 million or 33.7% and 23.0% of total mortgage loan investments, respectively. Agricultural loans comprised $111.3 and $92.5 million, or 66.3% and 77.0% of total mortgage loan investments at September 30, 1999 and December 31, 1998, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $28.9 million and represented 2.2% of general account invested assets as of September 30, 1999. No other mortgage loan represents more than 0.5% of invested assets. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for 77.2% of the total carrying value of the commercial loan portfolio and less than 3.3% of total invested assets at September 30, 1999.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                           AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                                  1999                   1998
                                                           -------------------    ------------------
                                                           CARRYING      % OF     CARRYING     % OF
                                                             VALUE      TOTAL      VALUE      TOTAL
                                                           ---------    ------    --------    ------
                                                                        ($ IN MILLIONS)
1 year or less...........................................    $ 5.8       10.2%     $ 9.2        33.3%
Over 1 year but less than or equal to 2..................      4.6        8.1        3.8        13.8
Over 2 years but less than or equal to 3.................      0.0        0.0        5.6        20.3
Over 3 years but less than or equal to 4.................      8.7       15.4        0.0         0.0
Over 4 years but less than or equal to 5.................     28.5       50.4        0.0         0.0
Over 5 years but less than or equal to 6.................      2.4        4.2        0.0         0.0
Over 6 years but less than or equal to 7.................      3.2        5.7        2.4         8.7
Over 7 years but less than or equal to 8.................      1.4        2.5        3.2        11.6
Over 8 years but less than or equal to 9.................      0.0        0.0        1.4         5.1

                                                           AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                                  1999                   1998
                                                           -------------------    ------------------
                                                           CARRYING      % OF     CARRYING     % OF
                                                             VALUE      TOTAL      VALUE      TOTAL
                                                           ---------    ------    --------    ------
                                                                        ($ IN MILLIONS)
Over 9 years but less than or equal to 10................      0.0        0.0        0.0         0.0
Over 10 years............................................      2.0        3.5        2.0         7.2
                                                             -----      -----      -----      ------
          Total..........................................    $56.6      100.0%     $27.6       100.0%
                                                             =====      =====      =====      ======

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

  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING
                                     VALUE

                                                                   AS OF           AS OF
                                                                SEPTEMBER 30    DECEMBER 30,
                                                                    1999            1998
                                                                ------------    ------------
                                                                      ($ IN MILLIONS)
Total commercial mortgages..................................       $56.6           $27.6
                                                                   =====           =====
Problem commercial mortgages................................       $ 0.0           $ 0.0
Potential problem commercial mortgages......................         0.0             0.0
Restructured commercial mortgages(1)........................        12.5            13.5
                                                                   -----           -----
Total problem, potential problem & restructured commercial
  mortgages.................................................       $12.5           $13.5
                                                                   =====           =====
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................         3.8%            3.6%
                                                                   =====           =====

---------------
(1) As of September 30, 1999 and December 31, 1998, there were $0.5 million of valuation allowances/writedowns relating to restructured commercial mortgages.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 1999 and December 31, 1998, such reserves were $0.7 million, and $0.4 million, respectively.

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

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                                    AS OF         AS OF
                                                                SEPTEMBER 30,    DECEMBER
                                                                    1999           1998
                                                                -------------    --------
                                                                     ($ IN MILLIONS)
Total agricultural mortgages................................       $111.3         $92.5
                                                                   ======         =====
Problem agricultural mortgages(1)...........................       $  0.9         $ 0.0
Potential problem agricultural mortgages....................          0.0           0.4
Restructured agricultural mortgages.........................          1.0           0.8
                                                                   ------         -----
Total problem, potential problem and restructured
  agricultural mortgages(2).................................       $  1.9         $ 1.2
                                                                   ======         =====
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................          1.7%          1.3%
                                                                   ======         =====

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $0.8 million and $0.0 million at September 30, 1999 and December 31, 1998, respectively, and mortgage loans in the process of foreclosure of $0.1 million and $0.0 million, at such dates, respectively.

(2) As of September 30, 1999 and December 31, 1998, there were no valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 1999 and December 31, 1998, such reserves were $1.1 million and $0.9 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of September 30, 1999 and December 31, 1998, the carrying value of the Company's real estate investments was $6.9 million and $8.3 million, respectively, or 0.5% and 0.6%, respectively, of general account invested assets. The Company owns investment real estate, real estate acquired upon foreclosure and minority owned joint ventures.

     Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $6.9 million and $8.3 million as of September 30, 1999 and December 31, 1998, respectively. The carrying value of real estate to be disposed of was $0.0 million as of September 30, 1999 and December 31, 1998, respectively.

     The Company closely monitors property net operating income on a cash basis, along with occupancy levels of the Company's commercial real estate properties owned for more than one year, which comprise a significant portion (89% at September 30, 1999) of the Company's equity real estate portfolio.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Fixed maturities............................................      $0.5            $0.5
Real estate(1)..............................................       1.4             1.9
                                                                  ----            ----
          Total.............................................      $1.9            $2.4
                                                                  ====            ====

---------------
(1) Includes $1.2 million and $1.6 million as of September 30, 1999 and December 31, 1998, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                 AS OF           AS OF
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    ($ IN MILLIONS)
Mortgages..................................................      $2.3             $1.9
Real estate................................................       0.0              0.0
                                                                 ----             ----
          Total............................................      $2.3             $1.9
                                                                 ====             ====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                 AS OF           AS OF
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    ($ IN MILLIONS)
Fixed maturities...........................................      $0.5             $0.5
Mortgages..................................................       2.3              1.9
Real estate................................................       1.4              1.9
                                                                 ----             ----
          Total............................................      $4.2             $4.3
                                                                 ====             ====

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1998 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices relating to fixed maturity securities and mortgage loans at September 30, 1999 is not materially different from that presented in the Company's 1998 Annual Report on Form 10-K at December 31, 1998.

INTEREST RATE RISK

     In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to the note payable to an affiliate which has a fixed interest rate (see Note 5 to the Unaudited Interim Condensed Financial Statements). At September 30, 1999, the fair value of the note payable was $48.2 million. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates at September 30, 1999.

                           NOTE PAYABLE -- FAIR VALUE

                                                  AT
                                             SEPTEMBER 30,     -100 BASIS
                                                 1999         POINT CHANGE
                                             -------------    ------------
                                                    ($ IN MILLIONS)
Note payable...............................      $48.2            3.0

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

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgement and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999, the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs will be filed during the summer and early fall, and oral argument before the Court of Appeals took place on October 14, 1999. All actions before the United States District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against the Company in Kentucky state court covering policyholders who purchased individual universal life insurance policies from the Company after January 1, 1988, claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, the Company removed that action to the United States District Court for the Eastern District of Kentucky, and on August 11, 1999 obtained an order from the Judicial Panel on Multidistrict Litigation transferring the action to the Multidistrict Litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. There can be no assurance that the present or any future litigation relating to sales practices will not have a material adverse effect on the Company.

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

Date: November 13, 1999