Form 10-K
period 1999-12-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2000-03-30
CIK 835357

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1999, there were 826 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

          ITEM   DESCRIPTION                                                   PAGE
          ----   -----------                                                   ----
PART I      1    Business of MONY Life Insurance Company of America..........    3
           1A    Directors and Executive Officers............................   10
            2    Properties..................................................   11
            3    Legal Proceedings...........................................   11
            4    Submission of Matters to a Vote of Security Holders.........   12
PART II     5    Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   12
            6    Selected Financial Information..............................   12
            7    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   13
           7A    Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   28
            8    Financial Statements........................................   29
            9    Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   29
PART III   10    Directors and Executive Officers of the Registrant..........   30
           11    Executive Compensation......................................   30
           12    Security Ownership of Certain Beneficial Owners and
                 Management..................................................   30
           13    Certain Relationships and Related Transactions..............   30
PART IV    14    Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   30
                 Index to Financial Statements...............................  F-1
                 Exhibit Index...............................................  E-1
                 Signatures..................................................  S-1

FORWARD-LOOKING STATEMENTS

     The management of MONY Life Insurance Company of America ("the Company") has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's and its parent company's other public filings, press releases, oral presentations and discussions and the following; (i) the success of the recently implemented "tiering" of the career agency sales force of MONY Life Insurance Company ("MONY Life"), and the ability to attract and retain productive agents; (ii) the success of the restructuring of agent compensation; (iii) the Company's ability to control operating expenses; (iv) the outcome of pending litigation; (v) the performance of financial markets; (vi) the intensity of competition for other financial institutions; (vii) the Company's mortality, morbidity, persistency and claims experience; (viii) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (ix) the Company's financial and claims paying ratings; (x) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xi) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; and (xii) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption.

     All financial data of the Company (as defined below) presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") unless otherwise indicated.

                                     PART I

ITEM 1.  BUSINESS OF MONY LIFE INSURANCE COMPANY OF AMERICA

ORGANIZATION AND BUSINESS

     MONY Life Insurance Company of America (the "Company" or "MLOA") is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969. The Company, a wholly owned subsidiary of MONY Life Insurance Company ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") is domiciled in the state of New York. MONY Life is a wholly owned subsidiary of The MONY Group, Inc. (the "MONY Group"), a Delaware Corporation organized to be the parent holding company of MONY Life.

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

     The Company had total assets and equity at December 31, 1999 of approximately $6.2 billion and $303.9 million, respectively. Of the Company's total assets at such date, $1.8 billion represented assets held in the Company's general account and $4.4 billion represented assets held in the Company's separate accounts, for which the Company does not generally bear investment risk (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     Total revenues reported in the Company's Financial Statements for the year ended December 31, 1999, 1998 and 1997 were $254.3 million, $233.0 million and $208.2 million, respectively. Income before income taxes reported in the Company's Financial Statements for the year ended December 31, 1999, 1998 and 1997 was $29.9 million, $21.9 million and $12.8 million, respectively.

  Information About Life Insurance Products

     The Company offers a portfolio of life insurance products consisting of variable universal life insurance, several term life insurance products and group universal life insurance products.

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

     The Company's last survivor variable universal life product is designed to particularly meet the needs of clients for estate planning vehicles. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured.

     The Company also offers a corporate sponsored variable universal life insurance policy designed primarily for corporations to purchase to provide benefits to employees or as a funding vehicle for benefit programs.

     The Company also offers group universal life which is designed for marketing to employees in their work sites. This program is designed to offer employers the opportunity to provide employees a means of purchasing life insurance through payroll deductions.

     A variety of policy riders are available for the Company's life insurance products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that, subject to their terms and conditions, waive premium payments upon total disability of the insured, pay additional benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance to provide additional death benefit protection for either the insured or the insured's spouse or dependent children.

  Annuity Products --

     The Company's annuity products focus on the accumulation and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers flexible payment variable annuities ("FPVA"). This product offers numerous investment alternatives to meet the customer's individual investment objectives. As of December 31, 1999, the Company had $4.6 billion of assets under management with respect to its annuity products.

     Sales of annuities were approximately $378.5 million in 1999. All of such sales of annuities relate to variable annuities. Variable annuity sales figures exclude $724.9 million of exchanges relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

     Variable annuity contractholders have a range of investment accounts in which to place the assets held under their contracts, including accounts with interest rates guaranteed by the Company. More than 92% of the aggregate amount held under these contracts and policies is presently in investment accounts not guaranteed by the Company.

     Since early 1992, the Company has emphasized the sale of its separate account variable annuities over its general account annuities. The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company's investment risks (by shifting such risks to the separate account contractholder) and capital requirements because the assets are held in the Company's separate accounts, while enabling the Company to earn fee income from the management of assets held in the separate accounts. The selection of sub-accounts of separate accounts also permits contractholders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company's general account. The following table illustrates the growth in individual variable annuity account value from the beginning to the end of each period presented and the principal factors which caused the increase in account value for such period.

         ANNUITY PRODUCTS -- INDIVIDUAL VARIABLE ANNUITY ACCOUNT VALUE

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                  --------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
ACCOUNT VALUE
Beginning total account value...................  $4,176.1    $3,771.9    $2,743.3    $1,915.0    $1,169.3
Sales and other deposits(1).....................     378.5       529.3       624.5       594.7       441.2
Market appreciation.............................     450.4       264.0       647.2       391.9       406.3
Surrenders and withdrawals(1)...................    (725.4)     (389.1)     (243.1)     (158.3)     (101.8)
                                                  --------    --------    --------    --------    --------
Ending total account value......................  $4,279.6    $4,176.1    $3,771.9    $2,743.3    $1,915.0
                                                  ========    ========    ========    ========    ========

---------------
(1) Excludes approximately $724.9 million in 1999 relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

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

     MONY Life's career agency sales force consisted of approximately 2,100 domestic field agents at December 31, 1999. The sales force is organized as a managerial agency system under which 55 agency managers as of December 31, 1999 supervise the marketing and sales activities of agents in defined marketing territories in the United States and Europe. The agency managers are all employees of MONY Life, while the career agents are all independent contractors and not employees of MONY Life. The contract with each career agent requires the agent to submit to the Company applications for policies of insurance issued by the Company. MONY Life and the Company's compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and the Company and for products issued by insurance companies not affiliated with MONY Life or the Company, made available by MONY Life's insurance brokerage operations, MONY Brokerage, Inc. and its broker-dealer, MONY Securities Corporation ("MSC"). Those incentives include counting first year commissions (weighted in the case of products made available by MONY Brokerage, Inc.) for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MONY Brokerage, Inc. and MSC make available products issued by other insurance companies that neither MONY Life nor the Company issues.

     In 1999, MONY Life had 475 agents who were members of Million Dollar Round Table ("MDRT"), an industry designation based on sales which result in annual first-year commissions of $57,000 or more, down from 513 in 1998. MONY Life's percentage of its career agents who are MDRT members is among the highest in the industry.

     MONY Life and the Company believe that the two most significant challenges of operating a career agency system are ensuring that the interests of the agency management organization are aligned with the interests of the Company and providing a cost-effective and appropriate level of marketing, training and recruiting support to each of MONY Life's career agents and agency managers. To address these challenges, over the last several years MONY Life has made several changes in its compensation structure for the its agency management organization, which changes culminated in January of 1998 when MONY Life revised its compensation structure to provide a salary plus incentive compensation system for all of its agency managers and sales managers designed to more closely align the interests of the managers with those of MONY Life.

     To further address the challenges of operating a career agency sales force, MONY Life has initiated several programs directed at targeted efforts in recruiting, marketing and training of career agents. As a result of its recruiting program, MONY Life hired 862 new agents in 1999. In the area of training, MONY Life redesigned its training programs directed at new agents in order to provide them with increased knowledge and skills.

     In early 1998, in order to increase the productivity and size of its career agency sales force, MONY Life adopted a plan to "tier" its agents and agencies and to provide focused marketing, recruiting and training support tailored to meet the particular needs of each "tier." The plan was fully implemented in 1999. By restructuring its agencies into tiers, MONY Life is able to segment its career agency sales force into groups according to experience and productivity levels and to assign agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. For example, separate tiers were established for new agents with little or no experience in the industry, experienced agents who are producing at superior levels and one or more groups of agents with experience or production levels falling between those two levels.

     MONY Life believes that this tiering system is unique in the life insurance industry and gives MONY Life a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, MONY Life is able to increase the number and quality of new agents recruited each year. MONY Life believes that the tiering system allows MONY Life to attract and retain already established and successful agents by providing an environment in which such agents can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other agents by providing marketing and training support that is responsive to such agents' career development needs.

     The Company also derives part of its sales through MONY Life's complementary distribution channels. During 1999, these channels included sales to corporations and direct marketing focusing on contacting middle income and other customers through direct marketing and the Internet.

PRICING AND UNDERWRITING

     Insurance underwriting involves a determination of the type and amount of risk, which an insurer is willing to accept. The Company underwrites each application. The Company's underwriters evaluate policy applications on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applications. The Company's insurance underwriting standards are developed to produce mortality results consistent with the assumptions used in product pricing while also allowing competitive risk selection. Factors considered by the Company in setting premiums and charges for products include assumptions which are considered prudent by management as to future investment returns, expenses, persistency, mortality and taxes, where appropriate. The long-term profitability of the Company's products is affected by the degree to which future experience deviates from these assumptions.

     MONY Life implemented a new contract issuance and administrative system for the majority of new products introduced effective with MONY Life's Demutualization. The existing systems continue to be used for older products. For the new products MONY Life anticipates using a newer version of the field submit or electronic application supported on the new system, however on an interim basis MONY Life currently is having the applications centrally submitted at the Syracuse Operations Center using the new Cyberlife system, which is a vendor package which supports both issue and administrative functions. In underwriting business, the Company uses MONY Life's underwriting systems, which it believes, are technologically superior to the systems of many of its competitors. MONY Life's Underwriting Complex automatically requests and processes data necessary to underwrite life insurance applications, including blood test results and motor vehicle records. The Company's inforce policy administrative systems, which contain the Company's policyholder databases, handles policy billing and administrative services. MONY Life's agencies each have computers connected to this integrated system, enabling agents in the field to automatically access policyholder data.

     MONY Life believes that its underwriting staff is highly experienced and qualified. Of MONY Life's 31 Home Office Underwriting professionals, 11 have over 20 years industry experience and 16 others have at least 10 years of industry experience.

REINSURANCE

     The Company utilizes a variety of indemnity reinsurance agreements with other insurers to control its loss exposure. Generally, these agreements are structured either on an automatic basis, where risks meeting prescribed criteria are automatically covered, or on a facultative basis, where the reinsurer must agree to accept the specific reinsurance risk before it becomes liable. The amount of each risk retained by the Company depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on characteristics of coverages. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse the Company for the ceded amount in the event the claim is paid. However, the Company remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to the Company.

     Life insurance business is ceded under various reinsurance contracts. The Company's general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $4.8 billion, $4.5 billion, and $2.7 billion at December 31, 1999, 1998, and 1997, respectively.

     The following table presents the Company's principal reinsurers and the percentage of total reinsurance recoverable reported in the Company's financial statements at December 31, 1999 that was due from each reinsurer, including reinsurance recoverable reported in the financial statements under the caption "Amounts Due From Reinsurers" (which amounted to $18.6 million).

REINSURERS:
Allianz Life Insurance Company..............................   23.6%
Lincoln National Life Insurance Company.....................   23.3
Transamerica Occidental LIC.................................   14.2
Swiss Re Life Insurance Company of America..................   13.3
RGA Reinsurance Co. ........................................   12.5
MONY Life Insurance Company.................................    2.7
All Other...................................................   10.4
                                                              -----
                                                              100.0%
                                                              =====

     The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. At December 31, 1999, the Company recorded a payable of $7.8 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet. See Note 3 of the Financial Statements.

COMPETITION

     The Company believes that competition in the Company's lines of business is based on service, product features, price, commission structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher claims-paying ability ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance and investment products. National banks, with their pre-existing customer bases for financial services products, increasingly compete with insurers as a result of court cases that permit national banks to sell annuity products of life insurance companies in certain circumstances.

     In addition, there has been recently enacted legislation removing restrictions on bank affiliations with insurers. This legislation, the Gramm-Leach-Bliley Act of 1999, permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurance companies. The ability of banks to affiliate with insurance companies and to offer annuity products of life insurance companies may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

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

     The Arizona State Insurance Department completed an examination of the Company, for each of the three years in the period ended December 31, 1996. The report, which became available on March 17, 1998, noted that certain reinsurance agreements were either not in writing or not submitted to the Arizona Department for approval, that its federal income tax liability to MONY Life was not settled in a timely fashion, and it does not maintain current appraisals on its limited real estate portfolio (with respect to which the Company does not believe there will be any material consequences), but it did not reveal any material financial condition or operating items.

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

  Policy and Contract Reserve Sufficiency Analysis

     The Company is required to conduct an annual analysis of reserve sufficiency including all life and health insurance reserves and interest-sensitive single premium life and annuity reserves. A qualified actuary must submit an opinion which states that the reserves when considered in light of the assets held with respect to such reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurance company. In order to provide such an opinion, the insurance company may set up additional reserves by transferring funds from surplus. The Company has provided a current opinion, without qualification, to applicable state regulators with respect to such reserves.

  Statutory Investment Valuation Reserves

     Statutory Accounting Practices ("SAP") require a life insurance company to maintain both an Asset Valuation Reserve ("AVR") and interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on a portion of its investments. AVR establishes statutory reserves for fixed maturity securities, equity securities, mortgage loans, equity real estate, and other invested assets. AVR is designed to capture all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. The level of AVR is based on both the type of investment and its rating. In addition, the reserves required for similar investments, for example, fixed maturity securities, differ according to the ratings of the investments, which are based upon ratings established periodically by the NAIC Securities Valuation Office. IMR applies to all types of fixed maturity investments, including bonds, preferred stocks, mortgage backed securities and mortgage loans. IMR is designed to capture the net gains which are realized upon the sale of such investments and which result from changes in the overall level of interest rates. Such captured net realized gains are then amortized into income over the remaining period to the stated maturity of the investment sold. Any increase in AVR and IMR causes a reduction in the Company's statutory capital and surplus.

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

     If an insurance company's adjusted capital is higher than the Regulatory Action Level but below the Company Action Level, the insurance company must submit to its superintendent of insurance a comprehensive financial plan. If an insurance company's adjusted capital is higher than the Authorized Control level but lower than the Regulatory Action Level, the superintendent of insurance shall perform such examination or analysis as he or she deems necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than the Mandatory Control Level but lower than the Authorized Control Level, the commissioner may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the Mandatory Control Level, the superintendent will be required to place the insurer under regulatory control. The adjusted RBC capital ratios of the Company at December 31, 1999 and 1998 were in excess of the Company Action Levels.

  Regulation of Investments

     The Company is subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, equity real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. As of December 31, 1999, the Company's investments complied with all such regulations.

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

     While the amount and timing of any future assessment on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company, the Company has established reserves which they consider adequate for assessments in respect to insurance companies that are currently subject to insolvency proceedings. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide for annual limits on such assessments. A large part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company believes the total assessments will not be material to its operating results or financial position. For the years ended December 31, 1999, 1998 and 1997, the Company paid approximately $0.0 million, $0.2 million and $0.6 million, respectively, in assessments pursuant to state insurance guaranty association laws.

  General Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the recent removal of barriers restricting banks from engaging in the insurance and mutual fund business.

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

ITEM 1A.  DIRECTORS AND EXECUTIVE OFFICERS

        The directors and executive officers of the Company and their respective ages and positions are as follows:

          NAME                                   AGE                           POSITION
          ----                                   ---                           --------
          Michael I. Roth......................  54     Director, Chairman and Chief Executive Officer
          Samuel J. Foti.......................  48     Director, President and Chief Operating Officer
          Richard E. Connors...................  47     Director
          Richard Daddario.....................  52     Director, Vice President and Controller
          Phillip A. Eisenberg.................  57     Director, Vice President and Actuary
          Margaret G. Gale.....................  48     Director and Vice President
          Stephen J. Hall......................  52     Director
          Charles P. Leone.....................  60     Director, Vice President and Chief Compliance Officer
          Kenneth M. Levine....................  53     Director and Executive Vice President
          David S. Waldman.....................  51     Secretary
          David V. Weigel......................  53     Treasurer

        No officer or director listed above receives any compensation from the Company in addition to compensation paid by MONY Life.

        Set forth below is a description of the business positions during at least the past five years for the directors and the executive officers of the Company.

        Michael I. Roth is Director, Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board (since July 1993) and Chief Executive Officer (since January 1993) of MONY Life and has been a Trustee since May 1991. Mr. Roth is also a director of the following subsidiaries of MONY Life: 1740 Advisers, Inc. (since December
        1992) and MONY CS, Inc. (since December 1989). He has also served as MONY Life's President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from January 1991 to January 1993) and Executive Vice President and Chief Financial Officer (from March 1989 to January 1991). Mr. Roth has been with MONY Life for 10 years. Mr. Roth also served on the board of directors of the American Council of Life Insurance and serves on the boards of directors of the Life Insurance Council of New York, Insurance Marketplace Standards Association, Enterprise Foundation (a charitable foundation which develops housing not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc. and Promus Hotel Corporation.

        Samuel J. Foti is Director, President and Chief Operating Officer of the Company. He is President and Chief Operating Officer (since February
        1994) of MONY Life and has been a Trustee since January 1993. Mr. Foti is also a director of the following subsidiaries of MONY Life: MONY Brokerage, Inc. (since January 1990), MONY International Holdings, Inc. (since October 1994), MONY Life Insurance Company of the Americas, Ltd., (since December 1994) and MONY Bank & Trust Company of the Americas, Ltd. (since December 1994). He has also served as MONY Life's Executive Vice President (from January 1991 to February 1994) and Senior Vice President (from April 1989 to January 1991). Mr. Foti has been with MONY Life for 11 years. Mr. Foti previously served on the board of directors of the Life Insurance Marketing and Research Association, where he served as Chairman from October 1996 through October 1997, and currently serves on the board of Enterprise Group of Funds, Inc., Enterprise Accumulation Trust and The American College.

        Richard Daddario is Director, Vice President and Controller of the Company. He is Executive Vice President and Chief Financial Officer (since April 1994) of MONY Life. Mr. Daddario is also a director of the following subsidiaries of MONY Life: MONY Brokerage, Inc. (since June
        1997) and MONY Life Insurance Company of the Americas, Ltd. (since December 1997). He has also served as MONY Life's Chief Financial Officer (from January 1991 to present) and Senior Vice President (from July 1989 to April 1994). Mr. Daddario has been with MONY Life for 10 years.

        Kenneth M. Levine is Director and Executive Vice President of the Company. He is Executive Vice President (since February 1990) and Chief Investment Officer (since January 1991) of MONY Life and has been a Trustee since May 1994. Mr. Levine is also a director of the following subsidiaries of MONY Life: 1740 Advisers, Inc. (since December 1989), MONY Funding, Inc. (since October 1991), MONY Realty Partners, Inc. (since October 1991) and 1740 Ventures, Inc. (since October 1991). He has also served as MONY Life's Senior Vice President -- Pensions (from January 1988 to February 1990). Prior to that time, Mr. Levine held various management positions within MONY Life. Mr. Levine has been with MONY Life for 27 years.

        Richard E. Connors is Director of the Company. He is Senior Vice President of MONY Life (since February 1994). Mr. Connors is also a director of the following subsidiary of MONY Life: MONY Brokerage, Inc. (since May 1994). He has also served as MONY Life's Regional Vice President -- Western

        Region (from June 1991 to February 1994), Vice President -- Small Business Marketing (from January 1990 to June 1991) and Vice
        President -- Manpower Development (from March 1988 to January 1990). Mr. Connors has been with MONY Life for 11 years.

        Phillip A. Eisenberg is Director, Vice President and Actuary of the Company. He is Senior Vice President and Chief Actuary of MONY Life (since April 1993). He has also served as MONY Life's Vice President -- Individual Financial Affairs (from January 1989 to March 1993). Prior to that time, Mr. Eisenberg held various positions within MONY Life. Mr. Eisenberg has been with MONY Life for 35 years.

        Margaret G. Gale is Director and Vice President of the Company. She is Vice President of MONY Life (since February 1991). She has also served as Vice President -- Policyholder Services (from 1988 to 1991). Ms. Gale has been with MONY Life for 21 years.

        Stephen J. Hall is Director of the Company. He is Senior Vice President of MONY Life (since February 1994). Mr. Hall is also a director of the following subsidiary of MONY Life: MONY Brokerage, Inc. (since October
        1991). He has also served as MONY Life's Vice President & Chief Marketing Officer (from November 1990 to February 1994) and prior to that time was manager of MONY Life's Boise, Idaho insurance agency. Mr. Hall has been with MONY Life for 26 years.

        Charles P. Leone is Director, Vice President and Chief Compliance Officer of the Company. He is Vice President and Chief Corporate Compliance Officer of MONY Life (since 1996). He has also served as Vice President of MONY Life (from 1987 to 1996). Mr. Leone has been with MONY Life for 31 years.

        David S. Waldman is Secretary of the Company. He is Assistant Vice President and Senior Counsel -- Operations (since 1992). He has also served as Assistant General Counsel of MONY Life (from 1986 to 1992). Mr. Waldman has been with MONY Life for 17 years.

        David V. Weigel is Treasurer of the Company. He is Vice
        President -- Treasurer of MONY Life (since 1994). He has also served as Assistant Treasurer of MONY Life (from 1986 to 1994). Mr. Weigel has been with MONY Life for 31 years.

ITEM 2.  PROPERTIES

     The Company's administrative offices are located at MONY Life's office, 1740 Broadway, New York, New York, which consists of approximately 234,903 square feet. MONY Life also has office space facilities in Syracuse, New York, for use in its insurance operations, which consist of approximately 635,158 square feet in the aggregate. MONY Life leases both of these offices. MONY Life also leases all 111 of its agency and its subsidiary offices, which consist of approximately 669,020 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS

     In late 1995 and thereafter a number of purported class actions have been commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies in the 1980s and 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one being voluntarily held in abeyance). The Company has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole life or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgement on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgement and dismissed all claims filed in the Goshen case against the Company. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's

General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The Company intends vigorously to defend that litigation. There can be no assurance that the present or future litigation relating to sales practices will not have a material adverse effect on the Company.

     In addition to the foregoing, from time to time the Company is party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     None

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following table sets forth selected financial information for the Company. The selected financial information as of and for each of the years presented has been derived from the Company's audited financial statements and in the opinion of management, presents fairly such financial information in conformity with GAAP except as described in Note 1 to the Selected Financial Information. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's financial statements and the notes thereto and the other financial information included elsewhere herein.

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1999        1998        1997      1996(1)     1995(1)
                                                  --------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
INCOME STATEMENT DATA:(3)
Revenues:
  Universal life and investment-type product
     policy fees................................  $  143.1    $  122.0    $  100.8    $   80.8    $   61.8
  Premiums......................................       9.2         1.7         0.1         0.0         0.0
  Net investment income.........................      94.7        94.6        99.1       102.0       104.9
  Net realized gains (losses) on
     investments(2).............................      (0.3)        7.1         2.7         0.9         0.7
  Other income..................................       7.6         7.6         5.5         4.8         7.6
                                                  --------    --------    --------    --------    --------
     Total revenues.............................     254.3       233.0       208.2       188.5       175.0
     Total benefits and expenses................     224.4       211.1       195.4       175.4       155.4
                                                  --------    --------    --------    --------    --------
Income before income taxes......................      29.9        21.9        12.8        13.1        19.6
Income tax expense..............................      10.5         7.7         4.5         4.6         7.2
                                                  --------    --------    --------    --------    --------
Net income......................................  $   19.4    $   14.2    $    8.3    $    8.5    $   12.4
                                                  ========    ========    ========    ========    ========
BALANCE SHEET DATA:(3)
Total assets....................................  $6,168.2    $5,889.4    $5,291.5    $4,234.9    $3,405.9
Total liabilities...............................   5,864.3     5,599.6     5,029.5     3,995.3     3,182.4
Shareholders' equity............................     303.9       289.8       262.0       239.6       223.5

---------------
(1) The balance sheet data presented as of December 31, 1996 and 1995 and the income statement data for December 31, 1995 were derived from unaudited financial information not included elsewhere herein.

(2) Includes writedowns for impairment and net changes in valuation allowances on real estate, mortgage loans and investment securities aggregating $0.9 million, $(0.1) million, $(0.3) million, $0.4 million and $1.9 million for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

(3) Prior to 1996, the Company, as the wholly owned stock insurance company subsidiary of a mutual life insurance company (MONY Life), prepared its financial statements in conformity with accounting practices prescribed or permitted by the Arizona Insurance Department, which accounting practices were considered to be GAAP for mutual life insurance companies and their wholly owned stock life insurance company subsidiaries. As of January 1, 1996, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises, and Statement of Financial Accounting Standards ("SFAS") No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Policies. Interpretation No. 40 and SFAS No. 120 require mutual life insurance companies and their wholly owned stock insurance company subsidiaries to adopt all applicable authoritative GAAP pronouncements in their general purpose financial statements. Accordingly, the financial information presented in the Selected Financial Information for periods prior to 1996 has been derived from financial information of the Company which has been retroactively restated to reflect the adoption of all applicable authoritative GAAP pronouncements. All such applicable pronouncements were adopted as of the effective date originally specified in each such pronouncement.

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

     The Company is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969. The Company is a wholly owned subsidiary of MONY Life Insurance Company, a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York, is a wholly-owned subsidiary of The MONY Group, a Delaware Corporation organized to be the parent holding company of MONY Life.

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

                             RESULTS OF OPERATIONS

                                                              AS OF AND FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $143.1     $122.0     $100.8
Premiums....................................................     9.2        1.7        0.1
Net investment income.......................................    94.7       94.6       99.1
Net realized gains (losses) on investments..................    (0.3)       7.1        2.7
Other income................................................     7.6        7.6        5.5
                                                              ------     ------     ------
  Total revenues............................................   254.3      233.0      208.2
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    43.6       34.9       30.6
Interest credited to policyholders' account balances........    63.5       65.1       72.5
Amortization of deferred policy acquisition costs...........    43.5       35.5       46.3
Other operating costs and expenses..........................    73.8       75.6       46.0
                                                              ------     ------     ------
  Total benefits and expenses...............................   224.4      211.1      195.4
Income before income taxes..................................    29.9       21.9       12.8
Income tax expense..........................................    10.5        7.7        4.5
                                                              ------     ------     ------
Net income..................................................    19.4       14.2        8.3
Other comprehensive income (loss), net......................   (15.3)       1.1        3.3
                                                              ------     ------     ------
Comprehensive income........................................  $  4.1     $ 15.3     $ 11.6
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

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Universal life ("UL") and investment-type product fees were $143.1 million for 1999, an increase of $21.1 million, or 17.3%, from $122.0 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

     Flexible premium variable annuity ("FPVA") product fees were $64.4 million for 1999, an increase of $8.4 million, from $56.0 million reported in the comparable prior year period. The increase in FPVA fees is primarily due to surrender charges which were $7.1 million higher than in 1998. FPVA account value increased $103.5 million during 1999 to $4,279.6 million, as compared to $4,176.1 million in 1998. The increase in account value in 1999 resulted from new sales and other deposits of $378.5 million and market appreciation of $450.4 million, offset by approximately $725.4 million in withdrawals and surrenders. New sales of variable annuities during 1999 were $379 million, a decrease of $151 million, or 28.5%, from $529 million reported for 1998. The decline in annuity sales was primarily due to: (i) increased competition in the marketplace, (ii) the introduction by some companies of bonus annuities, which the Company elected not to offer, and (iii) delays in obtaining approval of the Company's new annuity products in certain key states. During 1999, the Company took actions to reverse this trend, including changes in agent compensation plans, product improvements (including the addition of new fund options offered through the Company's annuities), and increased education and training of the Company's career agency sales force to emphasize the value of our annuity line compared to the competition.

     Variable universal life ("VUL") and corporate sponsored variable universal life ("CSVUL") product fees were $36.9 million for 1999, an increase of $16.2 million, from $20.7 million reported in the comparable prior year period. The increase in fees is primarily due to higher charges for the cost of insurance, loading and surrender charges of $8.8 million, $3.5 million and $1.6 million, respectively, and reduced unearned revenue (amounts assigned to the policyholders for future services) of $2.9 million.

     UL product fees were $50.9 million for 1999, a decrease of $2.4 million, from $53.3 million reported in the comparable prior year period. The decrease is primarily due to reduced loading and surrender charges of $2.0 million and lower unearned revenue (amount assigned to the policyholders for future services) of $0.5 million.

     Premium revenue was $9.2 million for 1999, an increase of $7.5 million from $1.7 million reported in the comparable prior year period. Approximately $4.0 million of the increase was a result of a modified co-insurance agreement between U.S. Financial Life ("USFL") and the Company. The additional increase is a result of renewal premiums and new premiums relating to level term business, which has been trending upward since the Company began offering this product during the fourth quarter of 1997.

     Net investment income was $94.7 million for 1999, an increase of $0.1 million, or 0.1%, from $94.6 million reported in the comparable prior year period. The increase is primarily related to an increase in the average balances of invested assets of $6.5 million between the periods, which was partially offset by a 7 basis point decrease in portfolio yields.

     Net realized losses on investments were $0.3 million for 1999, a change of $7.4 million, or 104.2%, from net realized gains of $7.1 million reported in the comparable prior year period. The decrease is primarily due to lower sales/ prepayment gains on fixed maturities of $3.2 million, lower sales gains on real estate and real estate partnerships of $2.0 million, higher losses on provisions for allowances on mortgage loans and real estate of $1.2 million and lower mortgage sales gains of $1.0 million.

     Other income was $7.6 million for 1999 and 1998, which consists mostly of fees for supplementary contracts.

     Benefits to policyholders were $43.6 million for 1999, an increase of $8.7 million, or 24.9%, from $34.9 million reported in the comparable prior year period. The increase is primarily a result of higher UL death claims of $5.1 million to $30.8 million in 1999 from $25.7 million in 1998. Corporate-owned life insurance ("COLI"), a new product introduced in 1998, death claims (before reinsurance) increased to $2.9 million in 1999 from $0.0 million in 1998.

     Interest credited to policyholders' account balances was $63.5 million for 1999, a decrease of $1.6 million, or 2.5%, from $65.1 million reported in the comparable prior year period. The decrease was primarily due to lower single premium deferred annuity ("SPDA") account balances and modest declines in crediting rates which reduced interest crediting amounts by approximately $3.4 million. During 1999, SPDA account value decreased $55.3 million to $248.4 million at December 31, 1999 from $303.7 million at December 31, 1998 as a result of continued withdrawals in 1999. This was offset by a $1.1 million increase in FPVA interest credited due to increases in general account fund balances for this product.

     Amortization of deferred policy acquisition costs ("DAC") was $43.5 million for 1999, an increase of $8.0 million, or 22.5%, from $35.5 million reported in the comparable prior year period. The increase in DAC amortization was the result of $4.5 million higher amortization related to the Company's VUL business as a result of better mortality and rapid growth in the product, $1.6 million related to the modified co-insurance agreement between USFL and the Company for traditional life products and an increase of $1.4 million due to higher expected gross profits in the FPVA business offset by the effect of the FPVA exchange program.

     Other operating costs and expenses were $73.8 million for 1999, a decrease of $1.8 million, or 2.4%, from $75.6 million reported in the comparable prior year period. The decrease is due to higher capitalized DAC slightly offset by higher general expenses and commissions.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     UL and investment-type product fees were $122.0 million for 1998, an increase of $21.2 million, or 21.0%, from $100.8 million reported for 1997. The principal reasons for the change from period to period are as follows:

     FPVA product fees were $56.0 million for 1998, an increase of $11.9 million from $44.1 million reported in the comparable prior year period. FPVA account value increased $404.2 million during 1998 to $4,176.1 million, as compared to $3,771.9 million in 1997. The increase in account value in 1998 resulted from new sales and other deposits of $529.3 million and market appreciation of $264.0 million, offset by approximately $389.1 million in withdrawals and surrenders. New sales of variable annuities during 1998 were $529 million, a decrease of $96 million or 15.3%, from $625 million reported for 1997. The introduction of new products and delays in regulatory approvals in key states adversely affected variable annuity sales.

     VUL and CSVUL product fees were $20.7 million for 1998, an increase of $3.5 million, from $17.2 million reported in the comparable prior year period. The increase relating to the Company's VUL and CSVUL business was $1.8 million and $1.7 million, respectively. The Company began offering CSVUL during the fourth quarter of 1997. For 1998, the Company reported total fees from its VUL business of $18.9 million, as compared to $17.1 million reported from 1997. The increase in VUL fees is primarily due to higher charges for the cost of insurance, administration, and loading of approximately $5.0 million, $0.7 million and $1.6 million, respectively.

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

     Interest credited to policyholders' account balances was $65.1 million for 1998, a decrease of $7.4 million, or 10.2%, from $72.5 million reported for 1997. The decrease was primarily due to lower interest crediting of approximately $3.9 million relating to the Company's SPDA business in conjunction with lower interest crediting on all other products. During 1998, SPDA account value decreased $62.2 million to $303.7 million at December 31, 1998 from $365.9 million at December 31, 1997. The decrease in account value was due to continued withdrawals in 1998, as compared to 1997, which management believes reflected consumer preferences for separate account products. Average interest crediting rates on the Company SPDA's were approximately 5.5% in both 1998 and 1997, respectively.

     Amortization of deferred policy acquisition costs ("DAC") was $35.5 million for 1998, a decrease of $10.8 million, or 23.3%, from $46.3 million reported for 1997. The decrease primarily consisted of lower amortization on UL products due to revised estimate of mortality; VUL decreased reflecting higher claims during 1998 as compared to 1997. Amortization of DAC on the SPDA product line decreased due to lower profit margins as a result of the declining fund balances and narrowing of interest spreads.

     Other operating costs and expenses were $75.6 million for 1998, an increase of $29.6 million or 64.3% from $46.0 million reported for 1997. The increase is primarily due to higher intercompany allocation of expenses from MONY Life which primarily reflects the Company's higher production relative to that of MONY Life on a consolidated basis. In addition, other expenses increased in 1998 as compared to the prior year, including costs incurred in connection with regulatory compliance, guarantee assessments and other miscellaneous items.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at December 31, 1999 and 1998.

     WITHDRAWAL CHARACTERISTICS OF ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                            AMOUNT AT                   AMOUNT AT
                                                           DECEMBER 31,    PERCENT     DECEMBER 31,    PERCENT
                                                               1999        OF TOTAL        1998        OF TOTAL
                                                           ------------    --------    ------------    --------
                                                                             ($ IN MILLIONS)
Not subject to discretionary withdrawal provisions.......    $   57.8          1.3%      $   67.9          1.5%
Subject to discretionary withdrawal -- with market value
  adjustment or at carrying value less surrender
  charge.................................................     4,025.5         88.7        3,938.6         87.8
                                                             --------       ------       --------       ------
Subtotal.................................................     4,083.3         90.0        4,006.5         89.3
Subject to discretionary withdrawal -- without adjustment
  at carrying value......................................       451.8         10.0          479.9         10.7
                                                             --------       ------       --------       ------
Total annuity reserves and deposit liabilities (gross of
  reinsurance)...........................................    $4,535.1        100.0%      $4,486.4        100.0%
                                                             ========       ======       ========       ======

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
PRODUCT LINE:
Variable and universal life.................................   $ 36.0      $ 28.3      $ 26.0
Annuities(1)................................................    739.5       406.5       286.7
                                                               ------      ------      ------
  Total.....................................................   $775.5      $434.8      $312.7
                                                               ======      ======      ======

---------------
(1) Excludes $724.9 million in 1999 relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have increased for the year ended December 31, 1999 as compared to the comparable prior year period primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. In July 1999, the Company has responded to this trend by enhancing its variable annuity products by offering new investment fund choices.

     During 1999, the Company reported cash used in operations of $64.6 million, as compared to $13.0 million during 1998, an increase of $51.6 million between the periods. The decrease in net cash flow from operations resulted primarily from higher operating expense of $29.2 million, higher benefits payment of $15.7 million and lower cash net investment income of $4.8 million. In 1999, net cash flow provided by financing activities was $70.4 million, an increase of $56.2 million from $14.2 million in the prior year. This increase is primarily due to the receipt of cash on the issuance of a note payable to MBMC in the amount of $50.5 million (see Note 3 of the Financial Statements.) The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of December 31, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $1,048.8 million, which were comprised of $539.6 million public and $509.2 million private fixed maturity securities. At that date, approximately 94.8% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at December 31, 1999, the Company had cash and cash equivalents of $28.9 million. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs.

     At December 31, 1999, the Company had commitments to issue $3.7 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 7.90% to 8.44%. The Company had no commitments outstanding for private fixed maturity securities as of December 31, 1999. In addition, at that date the Company had no outstanding commitments to issue any fixed rate commercial mortgage loans.

     Of the $52.8 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at December 31, 1999, $2.2 million, $4.6 million and $8.7 million are scheduled to mature in 2000, 2001 and 2002, respectively. See "Investments -- Mortgage Loans -- Commercial Mortgage Loans".

     At December 31, 1999, aggregate maturities of long-term debt based on required remaining principal payments for 2000 and the succeeding four years are $2.1 million, $2.3 million, $2.4 million, $2.6 million and $2.8 million, respectively, and $36.8 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at December 31, 1999, for 2000 and the succeeding four years are $5.4 million each year and $49.8 million thereafter.

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

YEAR 2000

     The Company successfully completed its Year 2000 Project (the "Project") to ensure Year 2000 readiness. The Company developed and implemented an enterprise-wide plan to prepare for the Year 2000 issue by ensuring compliance of all applications, operating systems and hardware on mainframe, PC and local area network ("LAN") platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

     The total cost of the Project was $2.4 million. The Company does not expect to incur any material future costs on the Project.

     The Company has not experienced any material (or significant) Year 2000 related problems post-December 31, 1999 with its operations or with any external parties with which business is conducted. Based on this experience and the amount of work and testing the Company has previously performed, the Company believes the likelihood of a Year 2000 issue that would have a material effect on the Company's financial position and results of its operations continues to be remote as the Company performs month-end, leap year, quarter-end, and year-end processing. However, there is still the possibility that future Year 2000 related failures in the Company's systems or equipment and/or failure of external parties to achieve Year 2000 compliance could have a material adverse effect on the Company's financial position and results of its operations.

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

     The Company had total assets at December 31, 1999 of approximately $6.2 billion of which $1.8 billion represented assets held in the Company's general account and $4.4 billion represented assets held in the Company's separate accounts, for which the Company does not generally bear investment risk.

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

     The following table summarizes the invested assets held in the general account of the Company at the dates indicated.

                                INVESTED ASSETS

                                                                        AS OF DECEMBER 31,
                                                              --------------------------------------
                                                                    1999                 1998
                                                              -----------------    -----------------
                                                              CARRYING    % OF     CARRYING    % OF
                                                               VALUE      TOTAL     VALUE      TOTAL
                                                              --------    -----    --------    -----
                                                                         ($ IN MILLIONS)
Fixed maturities............................................  $1,048.8     80.0%   $1,044.2     76.6%
Mortgage loans on real estate...............................     165.0     12.6       120.1      8.8
Policy loans................................................      58.8      4.5        52.1      3.8
Real estate(1)..............................................       6.9      0.5         8.3      0.6
Other invested assets.......................................       2.3      0.2         4.7      0.4
Cash and cash equivalents...................................      28.9      2.2       133.4      9.8
                                                              --------    -----    --------    -----
  Total invested assets.....................................  $1,310.7    100.0%   $1,362.8    100.0%
                                                              ========    =====    ========    =====

---------------
(1) Real estate to be disposed of was $1.6 million and $0.0 million for 1999 and 1998, respectively. Real estate held for investment was $5.3 million and $8.3 million for 1999 and 1998, respectively.

     The following table illustrates the net investment income yields based on average annual asset carrying values, excluding unrealized gains (losses) in the fixed maturity category. Equity real estate income is shown net of operating expenses and depreciation. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fee income.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                              1999    1998    1997
                                                              ----    ----    ----
Fixed maturities............................................   7.4%    7.4%    7.4%
Mortgage loans on real estate...............................   8.1     8.7     8.4
Policy loans................................................   6.9     7.4     8.0
Real estate.................................................   6.6     3.3     6.6
Other invested assets.......................................  14.3     6.1     4.9
Cash and cash equivalents...................................   4.3     3.0     7.1
Total invested assets before investment expenses............   7.3     7.2     7.5
  Investment expenses.......................................  (0.2)   (0.1)   (0.2)
                                                              ----    ----    ----
Total invested assets after investment expenses.............   7.1%    7.1%    7.3%
                                                              ====    ====    ====

     The yield on general account invested assets (including net realized gains and losses on investments) was 7.1%, 7.6% and 7.5% for the years ended December 31, 1999, 1998 and 1997, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities and privately placed debt securities and represented 80.0% and 76.6% of total invested assets at December 31, 1999 and 1998, respectively.

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

     The following tables present the Company's private, public and total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 1999 and 1998, as well as the percentage, based on fair value, that each designation comprises.

                   PUBLIC FIXED MATURITIES BY CREDIT QUALITY

                                                       AS OF DECEMBER 31, 1999          AS OF DECEMBER 31, 1998
                                                    ------------------------------   ------------------------------
NAIC                         RATING AGENCY          AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
RATING                  EQUIVALENT DESIGNATION        COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
------               -----------------------------  ---------   -----   ----------   ---------   -----   ----------
                                                                            ($ IN MILLIONS)
1..................  Aaa/Aa/A                        $346.8      63.1%    $340.5      $346.1      60.9%    $357.3
2..................  Baa                              187.1      34.0      183.5       203.1      35.8      210.0
3..................  Ba                                16.1       2.9       15.6        19.2       3.3       19.1
                                                     ------     -----     ------      ------     -----     ------
                     Total public fixed maturities   $550.0     100.0%    $539.6      $568.4     100.0%    $586.4
                                                     ======     =====     ======      ======     =====     ======

                   PRIVATE FIXED MATURITIES BY CREDIT QUALITY

                                                        AS OF DECEMBER 31, 1999          AS OF DECEMBER 31, 1998
                                                     ------------------------------   ------------------------------
       NAIC                  RATING AGENCY           AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
      RATING             EQUIVALENT DESIGNATION        COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
      ------         ------------------------------  ---------   -----   ----------   ---------   -----   ----------
                                                                             ($ IN MILLIONS)
1..................  Aaa/Aa/A                         $156.4      29.8%    $151.7      $132.6      30.0%    $137.2
2..................  Baa                               327.8      62.5      318.1       277.3      62.8      287.4
3..................  Ba                                 37.3       6.8       34.5        29.3       5.8       26.7
4..................  B                                   5.0       0.9        4.6         3.0       0.6        2.7
5..................  Caa and lower                       0.3       0.0        0.3         3.6       0.8        3.8
                                                      ------     -----     ------      ------     -----     ------
                     Total private fixed maturities   $526.8     100.0%    $509.2      $445.8     100.0%    $457.8
                                                      ======     =====     ======      ======     =====     ======

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY

                                                       AS OF DECEMBER 31, 1999          AS OF DECEMBER 31, 1998
                                                    ------------------------------   ------------------------------
NAIC                         RATING AGENCY          AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
RATING                  EQUIVALENT DESIGNATION        COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
------               -----------------------------  ---------   -----   ----------   ---------   -----   ----------
                                                                            ($ IN MILLIONS)
1..................  Aaa/Aa/A                       $  503.2     46.9%   $  492.2    $  478.7     47.3%   $  494.5
2..................  Baa                               514.9     47.9       501.6       480.4     47.6       497.4
3..................  Ba                                 53.4      4.8        50.1        48.5      4.4        45.8
4..................  B                                   5.0      0.4         4.6         3.0      0.3         2.7
5..................  Caa and lower                       0.3      0.0         0.3         3.6      0.4         3.8
                                                    --------    -----    --------    --------    -----    --------
                     Total fixed maturities         $1,076.8    100.0%   $1,048.8    $1,014.2    100.0%   $1,044.2
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

     At December 31, 1999, the percentage, based on estimated fair value, of total public and private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 94.8% compared to 94.9% for December 31, 1998. The fixed maturities portfolio was comprised, based on estimated fair value, of 51.4% in public fixed maturities and 48.6% in private fixed maturities at December 31, 1999 and 56.2% in public fixed maturities and 43.8% in private fixed maturities at December 31, 1998.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

     The Company defines problem securities in the fixed maturity category as securities which, (i) are in default as to principal or interest payments (ii) are to be restructured pursuant to commenced negotiations (iii) went into bankruptcy subsequent to acquisition or (iv) are deemed to have other than temporary impairments to value. The fair value of problem fixed maturities was $4.8 million and $4.4 million at December 31, 1999 and 1998, respectively. For the years ended December 31, 1999, 1998 and 1997 $0.0 million, $0.0 million and $0.1 million of interest income was not accrued on problem fixed maturities.

     The Company defines potential problem securities in the fixed maturity category as securities of companies that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these securities are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk. The fair value of potential problem fixed maturities was $6.4 million and $16.4 million at December 31, 1999 and 1998, respectively.

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. The fair value of restructured fixed maturities was $0.0 million and $2.7 million at December 31, 1999 and 1998, respectively.

     The following table sets forth the total carrying values of the Company's fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities.

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
Total fixed maturities (public and private).................  $1,048.8    $1,044.2
                                                              ========    ========
Problem fixed maturities....................................       4.8         4.4
Potential problem fixed maturities..........................       6.4        16.4
Restructured fixed maturities...............................       0.0         2.7
                                                              --------    --------
Total problem, potential problem & restructured fixed
  maturities................................................  $   11.2    $   23.5
                                                              ========    ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........       1.1%        2.3%
                                                              ========    ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1999 and 1998 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                            AS OF DECEMBER 31, 1999    AS OF DECEMBER 31, 1998
                                                            -----------------------    -----------------------
                                                            AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                              COST       FAIR VALUE      COST       FAIR VALUE
                                                            ---------    ----------    ---------    ----------
                                                                             ($ IN MILLIONS)
Due in one year or less...................................  $   75.8      $   76.2     $   90.0      $   90.4
Due after one year through five years.....................     275.8         274.9        306.8         315.5
Due after five years through ten years....................     383.8         366.5        284.7         299.2
Due after ten years.......................................     119.9         113.7        105.2         106.3
                                                            --------      --------     --------      --------
  Subtotal................................................     855.3         831.3        786.7         811.4
Mortgage-backed and other asset-backed securities.........     221.5         217.5        227.5         232.8
                                                            --------      --------     --------      --------
  Total...................................................  $1,076.8      $1,048.8     $1,014.2      $1,044.2
                                                            ========      ========     ========      ========

     The Company held approximately $217.5 million and $232.8 million of mortgage-backed and asset-backed securities as of December 31, 1999 and 1998, respectively. Of such amounts, $82.4 million and $108.3 million or 37.9% and 46.5%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 1999 and 1998, 81.9% and 91.2%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
CMOs........................................................  $117.0     $147.7
Asset-backed securities.....................................    95.9       79.6
Commercial MBSs.............................................     4.5        5.4
Pass-through securities.....................................     0.1        0.1
                                                              ------     ------
  Total MBS's and asset-backed securities...................  $217.5     $232.8
                                                              ======     ======

     CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company's investment portfolio have relatively low cash flow variability. In addition, approximately 70.4% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

     The Company manages this prepayment and extension risk by investing in CMO tranches that provide for greater stability of cash flows. The mix of CMO tranches was as follows as of the dates indicated.

                 COLLATERALIZED MORTGAGE OBLIGATIONS BY TRANCHE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Planned Amortization Class..................................  $101.9     $121.8
Sequential..................................................    15.1       25.9
                                                              ------     ------
  Total CMO's...............................................  $117.0     $147.7
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

     Asset-backed securities ("ABS") are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 6.3% and 10.8%, of the ABS portfolio as of December 31, 1999 and 1998, respectively), the ABS portfolio is in general insensitive to changes in interest rates. As of December 31, 1999 and 1998, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

     The following table presents the types of ABS held by the Company as of the dates indicated.

                        ASSET-BACKED SECURITIES BY TYPE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
                                                               ($ IN MILLIONS)
Credit cards................................................  $44.5       $42.1
Public Utilities Rate Reduction receivables.................   13.8         0.0
Automobile receivables......................................   11.3        12.0
Collateralized bond obligations/Collateralized loan
  obligations...............................................    9.8         0.0
Home equity.................................................    6.1         8.6
Lease receivables...........................................    5.0         5.0
Manufactured Housing........................................    3.0         3.5
Miscellaneous...............................................    2.4         8.4
                                                              -----       -----
  Total ABS.................................................  $95.9       $79.6
                                                              =====       =====

MORTGAGE LOANS

     Mortgage loans comprise 12.6% and 8.8% of total invested assets at December 31, 1999 and 1998, respectively. Mortgage loans consist of commercial and agricultural loans. As of December 31, 1999 and 1998, commercial mortgage loans comprised $52.8 million and $27.6 million or 32.0% and 23.0% of total mortgage loan investments, respectively. Agricultural loans comprised $112.2 million and $92.5 million or 68.0% and 77.0% of total mortgage loan investments, respectively.

  Commercial Mortgage Loans

     In 1992, the Company discontinued making new commercial mortgage loans, except to honor outstanding commitments or safeguard the values of existing investments. In 1999, due to improved market conditions, the need to maintain a diversified investment portfolio and advantageous yields, the Company began to originate new commercial mortgage loans.

     Following is a summary of the Company's commercial mortgage loans by geographic area and property type as of December 31, 1999 and 1998.

 COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY GEOGRAPHIC AREA AND BY PROPERTY TYPE

                            AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------

                      GEOGRAPHIC AREA
-----------------------------------------------------------
                        NUMBER        CARRYING        % OF
REGION                 OF LOANS         VALUE         TOTAL
------                 --------       --------        -----
                                   ($ IN MILLIONS)
Southeast............      3            $36.6          69.3%
Northeast............      5             10.7          20.3
West.................      3              5.5          10.4
Mountain.............      0                0            --
Midwest..............      0                0            --
                          --            -----         -----
  Total..............     11            $52.8         100.0%
                          ==            =====         =====

                       PROPERTY TYPE
-----------------------------------------------------------
                        NUMBER        CARRYING        % OF
TYPE                   OF LOANS         VALUE         TOTAL
----                   --------       --------        -----
                                   ($ IN MILLIONS)
Office...............      7            $45.3          85.8%
Industrial...........      1              2.3           4.3
Retail...............      1              2.0           3.8
Other................      1              1.8           3.4
Apartments...........      1              1.4           2.7
                          --            -----         -----
  Total..............     11            $52.8         100.0%
                          ==            =====         =====

 COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY GEOGRAPHIC AREA AND BY PROPERTY TYPE

                            AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------

                      GEOGRAPHIC AREA
-----------------------------------------------------------
                        NUMBER        CARRYING        % OF
REGION                 OF LOANS         VALUE         TOTAL
------                 --------       --------        -----
                                   ($ IN MILLIONS)
Northeast............      7            $13.9          50.3%
West.................      4              7.9          28.6
Southeast............      2              3.0          10.9
Mountain.............      1              1.6           5.8
Midwest..............      1              1.2           4.4
                          --            -----         -----
  Total..............     15            $27.6         100.0%
                          ==            =====         =====

                       PROPERTY TYPE
-----------------------------------------------------------
                        NUMBER        CARRYING        % OF
TYPE                   OF LOANS         VALUE         TOTAL
----                   --------       --------        -----
                                   ($ IN MILLIONS)
Office...............      7            $13.4          48.5%
Retail...............      3              4.6          16.7
Industrial...........      2              4.6          16.7
Other................      2              3.6          13.0
Apartments...........      1              1.4           5.1
                          --            -----         -----
  Total..............     15            $27.6         100.0%
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

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                   AS OF DECEMBER 31,
                                                      ---------------------------------------------
                                                             1999                      1998
                                                      ------------------        -------------------
                                                      CARRYING     % OF         CARRYING      % OF
                                                       VALUE       TOTAL         VALUE       TOTAL
                                                      --------     -----        --------     ------
                                                                     ($ IN MILLIONS)
Due in one year or less.............................   $ 2.2         4.2%        $ 9.2         33.3%
Due after one year through five years...............    41.6        78.8           9.4         34.1
Due after five years through ten years..............     7.0        13.2           7.0         25.4
Due after ten years.................................     2.0         3.8           2.0          7.2
                                                       -----       -----         -----       ------
  Total.............................................   $52.8       100.0%        $27.6        100.0%
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

     The carrying value of commercial mortgage loans at December 31, 1999 was $52.8 million, which amount is net of valuation allowances aggregating $1.1 million which represents management's best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company's financial position and results of operations.

     At December 31, 1999, the carrying value of restructured loans was $11.0 million, net of valuation allowances of $0.5 million. There were no problem or potential problem loans at December 31, 1999.

     Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans' original terms was approximately $1.1 million and $1.4 million at December 31, 1999 and 1998. As a result of the restructurings, the gross interest income recognized in net income at December 31, 1999 and 1998 was $0.9 million and $1.0 million.

     The following table presents the carrying amounts of problem and restructured commercial mortgages relative to the carrying value of all commercial mortgages as of the dates indicated. The table also presents the valuation allowances and writedowns recorded by the Company relative to commercial mortgages defined as problem and restructured as of each of the aforementioned dates.

        PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
                                                               ($ IN MILLIONS)
Total commercial mortgages..................................  $52.8       $27.6
                                                              =====       =====
Problem commercial mortgages................................  $  --       $  --
Restructured commercial mortgages...........................   11.0        13.5
                                                              -----       -----
Total problem and restructured commercial mortgages.........  $11.0       $13.5
                                                              =====       =====
Valuation allowances/writedowns:
Problem loans...............................................  $  --       $  --
Restructured loans..........................................    0.5         0.5
                                                              -----       -----
Total valuation allowances/writedowns.......................  $ 0.5       $ 0.5
                                                              =====       =====
Total valuation allowances/writedowns as a percent of
  problem and restructured commercial mortgages at carrying
  value before valuation allowances and writedowns..........    4.3%        3.6%
                                                              =====       =====

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-asset specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 1999 and 1998, such reserves were $0.6 million and $0.4 million, respectively.

  Agricultural Mortgage Loans

     The carrying value of the Company's agricultural mortgage loans was $112.2 million and $92.5 million at December 31, 1999 and 1998, respectively, representing 68.0% and 77.0% of total mortgage assets. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 1.0% and 0.0% of total agricultural loans outstanding at December 31, 1999 and 1998, respectively, were delinquent or in process of foreclosure.

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

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                ($ IN MILLIONS)
Total agricultural mortgages................................   $112.2      $92.5
                                                               ======      =====
Problem agricultural mortgages(1)...........................   $  1.1      $ 0.0
Potential problem agricultural mortgages....................      0.4        0.4
Restructured agricultural mortgages.........................      0.9        0.8
                                                               ------      -----
Total problem, potential problem & restructured agricultural
  mortgages(2)..............................................   $  2.4      $ 1.2
                                                               ======      =====
Total problem, potential problem & restructured agricultural
  mortgages as a percent of total agricultural mortgages....      2.1%       1.3%
                                                               ======      =====

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $1.1 million and $0.0 million at December 31, 1999 and 1998, respectively, and there were no mortgage loans in the process of foreclosure at such dates.

(2) As of December 31, 1999 and 1998, there were $0.1 million and $0.0 million valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

     In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-asset specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 1999 and 1998, such reserves were $1.1 million and $0.9 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 1999 and 1998, the carrying value of the Company's real estate investments was $6.9 million and $8.3 million, respectively, or 0.5% and 0.6%, respectively, of general account invested assets. The Company owns real estate of $5.3 million and $0.3 million as of December 31, 1999 and 1998 respectively, and real estate acquired upon foreclosure of commercial and agricultural mortgage loans of $1.6 million and $8.0 million as of December 31, 1999 and 1998, respectively.

     Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $5.3 million and $8.3 million as of December 31, 1999 and 1998, respectively. The carrying value of real estate to be disposed of aggregated $1.6 million and $0.0 million as of December 31, 1999 and 1998, respectively.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1999         1998
                                                              ------       ------
                                                                ($ IN MILLIONS)
Fixed maturities............................................   $0.5         $0.5
Real estate(1)..............................................    1.4          1.9
                                                               ----         ----
  Total.....................................................   $1.9         $2.4
                                                               ====         ====

---------------
(1) Includes $1.2 million and $1.6 million at December 31, 1999 and 1998, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                              1999         1998
                                                              -----        -----
                                                               ($ IN MILLIONS)
Mortgages...................................................  $2.3         $1.9
Real estate.................................................   0.3          0.0
                                                              ----         ----
  Total.....................................................  $2.6         $1.9
                                                              ====         ====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                              1999         1998
                                                              -----        -----
                                                               ($ IN MILLIONS)
Fixed maturities............................................  $0.5         $0.5
Mortgages...................................................   2.3          1.9
Real estate.................................................   1.7          1.9
                                                              ----         ----
  Total.....................................................  $4.5         $4.3
                                                              ====         ====

     All of the Company's fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 1999, 1998 and 1997 such writedowns aggregated $0.0 million, $0.4 million and $0.9 million, respectively.

     At December 31, 1999 and 1998, 4.0% ($52.8 million) and 2.0% ($27.6 million), respectively, of the Company's general account invested assets consisted of commercial mortgage loans. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1999, 1998 and 1997, such increases (decreases) in valuation allowances aggregated $0.2 million, $(0.4) million and $(0.3) million, respectively. The carrying value of commercial mortgage loans at December 31, 1999 was $52.8 million, which amount is net of $1.1 million representing management's best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

     The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. There were no impairment adjustments for the years ended December 31, 1999, 1998 and 1997. At December 31, 1999 and 1998, the carrying value of real estate held for investment was $5.3 million and $8.3 million, or 0.4% and 0.6% of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $1.0 million and $1.9 million, respectively, and net of accumulated depreciation of $1.9 million and $1.9 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

     The carrying value of real estate to be disposed of at December 31, 1999 and 1998 was $1.6 million and $0.0 million, net of impairment adjustments of $0.4 million and $0.0 million, valuation allowances of $0.3 million and $0.0 million, and accumulated depreciation of $0.2 million and $0.0 million, respectively. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs (See Note 2 to the Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1999, 1998 and 1997, such increases (decreases) in valuation allowances aggregated $0.3 million, $(0.1) million and $1.0 million, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had total assets at December 31, 1999 of approximately $6.2 billion of which $1.8 billion represented assets held in the Company's general account and $4.4 billion represented assets held in the Company's separate accounts, for which the Company does generally bear investment risk.

     The Company's exposure to market risk in its general account relates to the market price and/or cash flow variability associated with changes in market interest rates. Set forth below is an overview of the Company's primary exposure to market risk, and its objectives and strategies relating to such risk. The following is a more detailed discussion of: (i) the Company's exposure to interest rate risk, (ii) liability characteristics of the Company's business, and (iii) asset/liability management techniques used by the Company to manage market risks:

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

INTEREST RATE RISK --

     The Company's exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans. The carrying value of investments in fixed maturity securities and mortgage loans represents 92.6% at December 31, 1999, of the total carrying value of the Company's invested assets at such date. Substantially all of the Company's fixed maturity securities are U.S. dollar denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates (see "Investments -- General" for a more detailed discussion of these analyses). The table below shows the Company's potential exposure, measured in terms of fair value, to an immediate 100 basis point decrease in interest rates from levels prevailing at December 31, 1999. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company's portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

       ASSETS WITH INTEREST RATE RISK -- FAIR VALUE AT DECEMBER 31, 1999

                                                                 BASE        -100 BASIS
                                                              FAIR VALUE    POINT CHANGE
                                                              ----------    ------------
                                                                   ($ IN MILLIONS)
ASSETS
Fixed maturities............................................   $1,048.8        $39.9
Mortgage loans..............................................      162.5          5.1
                                                               --------        -----
  Total.....................................................   $1,211.3        $45.0
                                                               ========        =====

     In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to the note payable to an affiliate which has a fixed interest rate (see Note 3 of the Financial Statements). At December 31, 1999, the fair value of the note payable was $49.0 million. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates at December 31, 1999.

                           NOTE PAYABLE -- FAIR VALUE

                                                                 BASE        -100 BASIS
                                                              FAIR VALUE    POINT CHANGE
                                                              ----------    ------------
                                                                   ($ IN MILLIONS)
ASSETS
Fixed rate debt.............................................    $49.0           $2.8

POLICYHOLDERS' LIABILITY CHARACTERISTICS --

     Policyholders' liabilities at December 31, 1999 consisted of future policy benefits, policyholders' account balances, and other policyholders' liabilities of $123.4 million, $1,154.1 million, $54.0 million, respectively. These liabilities were backed, at such date, by approximately $1.8 billion of assets (total assets excluding "Separate account assets"), including invested assets of approximately $1.3 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company's asset/liability management strategy. Following is a discussion of the Company's policyholders' policy and annuity liabilities at December 31, 1999.

  Future Policy Benefits

     Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, and supplementary contracts with life contingencies. Future policy benefit liabilities on such business aggregated approximate $121.2 million at December 31, 1999. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $82.1 million at December 31, 1999, is 6.0%.

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

ASSET/LIABILITY MANAGEMENT TECHNIQUES --

     Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See
"Investments" -- "General". Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. See "Life Insurance Liability Characteristics". On the basis of these analyses, management believes there is no material risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 1999.

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

ITEM 11.  EXECUTIVE COMPENSATION

       None of the directors or officers receives any compensation from the Company. All compensation is being paid by MONY Life, with an allocation of their compensation to be made for services rendered to the Company pursuant to a cost allocation agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       See Note 3 to the Financial Statements beginning at page F-1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

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

ITEM 8.  FINANCIAL STATEMENTS

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                         INDEX TO FINANCIAL STATEMENTS

Report of independent accountants...........................  F-2
Balance sheets as of December 31, 1999 and 1998.............  F-3
Statements of income and comprehensive income for the years
  ended December 31, 1999, 1998 and 1997....................  F-4
Statements of changes in shareholder's equity for the years
  ended December 31, 1999, 1998 and 1997....................  F-5
Statements of cash flows for the years ended December 31,
  1999, 1998 and 1997.......................................  F-6
Notes to financial statements...............................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of MONY Life Insurance Company of America

     In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, changes in shareholder's equity and cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
February 10, 2000

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
                                      ASSETS
INVESTMENTS:
Fixed maturity securities available-for-sale, at fair
  value.....................................................  $1,048.8    $1,044.2
Mortgage loans on real estate (Note 8)......................     165.0       120.1
Policy loans................................................      58.8        52.1
Real estate (Note 8)........................................       6.9         8.3
Other invested assets.......................................       2.3         4.7
                                                              --------    --------
                                                               1,281.8     1,229.4
Cash and cash equivalents...................................      28.9       133.4
Accrued investment income...................................      20.4        19.5
Amounts due from reinsurers.................................      18.6        24.4
Deferred policy acquisition costs...........................     406.4       318.6
Other assets................................................      24.9        15.3
Separate account assets.....................................   4,387.2     4,148.8
                                                              --------    --------
  Total assets..............................................  $6,168.2    $5,889.4
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................  $  123.4    $  112.0
Policyholders' account balances.............................   1,154.1     1,187.1
Other policyholders' liabilities............................      54.0        56.9
Accounts payable and other liabilities......................      79.5        67.9
Note payable to affiliate...................................      49.0         0.0
Current federal income taxes payable........................      (2.3)       13.2
Deferred federal income taxes (Note 5)......................      19.4        13.7
Separate account liabilities................................   4,387.2     4,148.8
                                                              --------    --------
  Total liabilities.........................................   5,864.3     5,599.6
Commitments and contingencies (Notes 12)
  Common stock $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding..........................       2.5         2.5
Capital in excess of par....................................     199.7       189.7
Retained earnings...........................................     109.0        89.6
Accumulated other comprehensive income/(loss)...............      (7.3)        8.0
                                                              --------    --------
  Total shareholder's equity................................     303.9       289.8
                                                              --------    --------
  Total liabilities and shareholder's equity................  $6,168.2    $5,889.4
                                                              ========    ========

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $143.1    $122.0    $100.8
Premiums....................................................     9.2       1.7       0.1
Net investment income (Note 6)..............................    94.7      94.6      99.1
Net realized gains (losses) on investments (Note 6).........    (0.3)      7.1       2.7
Other income................................................     7.6       7.6       5.5
                                                              ------    ------    ------
                                                               254.3     233.0     208.2
                                                              ------    ------    ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    43.6      34.9      30.6
Interest credited to policyholders' account balances........    63.5      65.1      72.5
Amortization of deferred policy acquisition costs...........    43.5      35.5      46.3
Other operating costs and expenses..........................    73.8      75.6      46.0
                                                              ------    ------    ------
                                                               224.4     211.1     195.4
                                                              ------    ------    ------
Income before income taxes..................................    29.9      21.9      12.8
Income tax expense..........................................    10.5       7.7       4.5
                                                              ------    ------    ------
Net income..................................................    19.4      14.2       8.3
Other comprehensive income/(loss), net (Note 6).............   (15.3)      1.1       3.3
                                                              ------    ------    ------
Comprehensive income........................................  $  4.1    $ 15.3    $ 11.6
                                                              ======    ======    ======

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                       ACCUMULATED      TOTAL
                                                              CAPITAL                     OTHER         SHARE-
                                                   COMMON    IN EXCESS    RETAINED    COMPREHENSIVE    HOLDER'S
                                                   STOCK      OF PAR      EARNINGS    INCOME/(LOSS)     EQUITY
                                                   ------    ---------    --------    -------------    --------
Balance, December 31, 1996.......................   $2.5      $166.4       $ 67.1        $  3.6         $239.6
Capital contribution.............................               10.8                                      10.8
Comprehensive income:
  Net income.....................................                             8.3                          8.3
  Other comprehensive income:
     Unrealized gains on investments, net of
       unrealized losses, reclassification
       adjustments, and taxes (Note 6)...........                                           3.3            3.3
                                                    ----      ------       ------        ------         ------
Comprehensive income.............................                                                         11.6
                                                                                                        ------
Balance, December 31, 1997.......................    2.5       177.2         75.4           6.9          262.0
Capital contribution.............................               12.5                                      12.5
Comprehensive income:
  Net income.....................................                            14.2                         14.2
  Other comprehensive income:
     Unrealized gains on investments, net of
       unrealized losses, reclassification
       adjustments, and taxes (Note 6)...........                                           1.1            1.1
                                                    ----      ------       ------        ------         ------
Comprehensive income.............................                                                         15.3
                                                                                                        ------
Balance, December 31, 1998.......................    2.5       189.7         89.6           8.0          289.8
Capital contribution.............................               10.0                                      10.0
Comprehensive income:
  Net income.....................................                            19.4                         19.4
  Other comprehensive income:
     Unrealized losses on investments, net of
       unrealized gains, reclassification
       adjustments, and taxes (Note 6)...........                                         (15.3)         (15.3)
                                                    ----      ------       ------        ------         ------
Comprehensive income/(loss)......................                                                        (15.3)
                                                                                                        ------
Balance, December 31, 1999.......................   $2.5      $199.7       $109.0        $ (7.3)        $303.9
                                                    ====      ======       ======        ======         ======

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     ($ IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES (SEE NOTE 2):
Net income..................................................  $  19.4    $  14.2    $   8.3
Adjustments to reconcile net income to net cash (used in)
  operating activities:
  Interest credited to policyholders' account balances......     65.5       64.1       71.5
  Universal life and investment-type product policy fee
     income.................................................   (102.9)    (107.0)     (98.1)
  Capitalization of deferred policy acquisition costs.......    (96.8)     (74.9)     (73.8)
  Amortization of deferred policy acquisition costs.........     43.5       35.5       46.3
  Provision for depreciation and amortization...............      0.2        1.0        0.4
  Provision for deferred federal income taxes...............     13.9       (1.1)     (13.4)
  Net realized gains on investments.........................      0.3       (7.1)      (2.7)
  Change in other assets and accounts payable and other
     liabilities............................................      6.3       45.3       29.6
  Change in future policy benefits..........................      4.4        5.9        0.2
  Change in other policyholders' liabilities................     (2.8)      15.7        5.0
  Change in current federal income taxes payable............    (15.6)      (4.6)     (11.2)
                                                              -------    -------    -------
Net cash (used in) operating activities.....................    (64.6)     (13.0)     (37.9)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayments of:
  Fixed maturities..........................................    289.6      171.4      130.6
  Equity securities.........................................      0.0        0.8        1.0
  Mortgage loans on real estate.............................     24.5       37.6       37.7
  Real estate...............................................      1.2       17.0       18.6
  Other invested assets.....................................      3.9        0.6        1.5
Acquisitions of investments:
  Fixed maturities..........................................   (352.3)    (109.2)    (157.6)
  Equity securities.........................................     (0.2)      (0.1)      (0.1)
  Mortgage loans on real estate.............................    (69.7)     (24.3)     (13.6)
  Real estate...............................................     (0.7)      (0.6)      (1.5)
  Other invested assets.....................................     (0.5)      (0.3)      (0.1)
  Policy loans, net.........................................     (6.6)      (6.2)      (4.4)
  Other, net................................................      0.5       (0.5)       0.3
                                                              -------    -------    -------
Net cash (used in)/provided by investing activities.........  $(110.3)   $  86.2    $  12.4
                                                              -------    -------    -------

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                1999        1998       1997
                                                              ---------    -------    -------
                                                                      ($ IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Note payable to affiliate..............................  $    50.5    $   0.0    $   0.0
     Repayments of note to affiliate........................       (1.5)       0.0        0.0
     Receipts from annuity and universal life policies
      credited to policyholders' account balances...........    1,395.4      811.8      810.4
     Return of policyholders' account balances on annuity
      policies and universal life policies..................   (1,384.0)    (797.6)    (829.1)
     Capital contribution...................................       10.0        0.0        0.0
                                                              ---------    -------    -------
Net cash provided by/(used in) financing activities.........       70.4       14.2      (18.7)
                                                              ---------    -------    -------
Net increase/(decrease) in cash and cash equivalents........     (104.5)      87.4      (44.2)
Cash and cash equivalents, beginning of year................      133.4       46.0       90.2
                                                              ---------    -------    -------
Cash and cash equivalents, end of year......................  $    28.9    $ 133.4    $  46.0
                                                              =========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes................................................  $    12.1    $  13.4    $  29.1
Interest....................................................  $     2.5    $    --    $    --

                See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS:

     MONY Life Insurance Company of America (the "Company"), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company of New York ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company (the "Demutualization"). MONY Life is a wholly-owned subsidiary of The MONY Group, Inc. (the "MONY Group").

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

     During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which was issued by the Financial Accounting Standards Board ("FASB") in June of 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in general purpose financial statements. All periods presented herein reflect the provisions of SFAS No. 130.

  Valuation of Investments and Realized Gains and Losses

     All of the Company's fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on fixed maturity securities are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of fixed maturity securities is adjusted for impairments in value deemed to be other than temporary. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

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

     Real estate held for investment, as well as related improvements, is generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset (which may range from 5 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected from real estate investments, including the proceeds on disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the real estate, an impairment loss is recognized. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Real estate that management intends to sell is classified as "to be disposed of". Real estate to be disposed of is reported at the lower of its current carrying value or estimated fair value less estimated sales costs. Changes in reported values

                     MONY LIFE INSURANCE COMPANY OF AMERICA
relating to real estate to be disposed of and impairments of real estate held for investment are reported as realized gains or losses on investments.

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

     For universal life products and investment-type products, DAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked-in discount rate. The discount rate for all products is 8%. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

     For non-participating term policies, DAC is amortized over the expected life of the contracts (ranging from 5 to 20 years) in proportion to premium revenue recognized.

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

  Policyholders' Account Balances and Future Policy Benefits

     Policyholders' account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.8%, 5.7%, and 5.8% for the years ended December 31, 1999, 1998, and 1997, respectively. The weighted average interest crediting rate for investment-type products was approximately 5.4%, 5.5% and 5.7% for each of the years ended December 31, 1999, 1998, and 1997, respectively.

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

                     MONY LIFE INSURANCE COMPANY OF AMERICA

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

     In determining whether a reinsurance contract qualifies for reinsurance accounting, SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" requires that there be a "reasonable possibility" that the reinsurer may realize a "significant loss" from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a "reasonable possibility" as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a "significant loss", the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the "aggregate projected loss"), to an estimate of the reinsurer's investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

     The reinsurer's investment in a reinsurance contract consists of amounts paid to the ceding company at the inception of the contract (e.g. expense allowances and the excess of liabilities assumed by the reinsurer over the assets transferred to the reinsurer under the contract) plus the amount of capital required to support such business consistent with prudent business practices, regulatory requirements, and the reinsurer's credit rating. The Company estimates the capital required to support such business based on what it considers to be an appropriate level of risk-based capital in light of regulatory requirements and prudent business practices.

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

  Statements of Cash Flows -- Non-cash Transactions

     For the years ended December 31, 1999, 1998, and 1997, respectively, real estate of $0.0 million, $0.5 million, and $0.0 million was acquired in satisfaction of debt. At December 31, 1999 and 1998, the Company owned real estate acquired in satisfaction of debt of $6.9 million and $8.0 million, respectively.

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. SFAS 137 delayed the effective date of SFAS 133 by one year. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial condition or results of operations.

3.  RELATED PARTY TRANSACTIONS:

     MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that states.

     At December 31, 1999 and 1998, approximately 11% and 23% of the Company's investments in mortgages were held through joint participation with MONY Life, respectively. In addition, 100% of the Company's real estate and joint venture investments were held through joint participation with MONY Life at December 31, 1999 and 1998.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     The Company and MONY Life are parties to an agreement whereby MONY Life agrees to reimburse the Company to the extent that the Company's recognized loss as a result of mortgage loan default or foreclosure or subsequent sale of the underlying collateral exceeds 75% of the appraised value of the loan at origination for each such mortgage loan. Pursuant to the agreement, the Company received payments from MONY Life of $0.0 million, $0.1 million and $0.1 million for the years ending December 31, 1999, 1998 and 1997.

     The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the years ended December 31, 1999, 1998, and 1997, the Company incurred expenses of $51.0 million, $59.8 million and $30.5 million as a result of such allocations. Accordingly, the Company recorded capital contributions from MONY Life of $10.0 million, $12.5 million, and $10.8 million during 1999, 1998 and 1997 respectively. At December 31, 1999 and 1998 the Company had a payable to MONY Life in connection with this service agreement of $10.3 million and $9.0 million, respectively, which is reflected in Accounts Payable and Other Liabilities.

     The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company's investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.8 million, $0.9 million and $1.0 million for 1999, 1998 and 1997, respectively. In addition, the Company recorded an intercompany payable of $66,816 and $88,401 at December 31, 1999 and 1998, respectively, related to this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

     In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $4.0 million, $2.0 million and $2.6 million for 1999, 1998 and 1997, respectively. In addition, the Company recorded an intercompany (receivable)/payable of $0.2 million and $(0.2) million at December 31, 1999 and 1998, respectively, related to these agreements.

     The Company has purchased bonds issued by the New York City Industrial Development Agency for the benefit of MONY Life for its consolidation of site locations to New York City in 1997, and subsequent spending on tenant improvements, and furniture, fixtures, and equipment related to the New York City site. Debt service under the bonds is funded by lease payments by MONY Life to the bond trustee for the benefit of the fond holder (the Company). The bonds are held by the Company and are listed as affiliated bonds. The carrying value of these bonds is $10.9 million and $14.7 million as of December 31, 1999, and December 31, 1998, respectively. The bonds outstanding as of December 31, 1999 mature on December 31, 2013, and have interest rates from 6.40% to 7.25%.

     The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At December 31, 1999, the Company recorded a payable of $7.8 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

     On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of December 31, 1999 is $49.0 million.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

4.  DEFERRED POLICY ACQUISITION COSTS:

     Policy acquisition costs deferred and amortized in 1999, 1998 and 1997 are as follows:

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
Balance, beginning of year..................................  $318.6    $281.6    $262.3
Cost deferred during the year...............................    96.8      75.0      73.8
Amortized to expense during the year........................   (43.5)    (35.5)    (46.3)
Effect on DAC from unrealized gains (losses) (see Note 2)...    34.5      (2.5)     (8.2)
                                                              ------    ------    ------
Balance, end of year........................................  $406.4    $318.6    $281.6
                                                              ======    ======    ======

5.  FEDERAL INCOME TAXES:

     The Company files a consolidated federal income tax return with MONY Life and MONY Life's other subsidiaries. Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the Federal income tax expense (benefit) is presented below:

                                                              1999     1998      1997
                                                              -----    -----    ------
                                                                  ($ IN MILLIONS)
Federal income tax expense (benefit):
  Current...................................................  $(3.4)   $ 8.8    $ 17.9
  Deferred..................................................   13.9     (1.1)    (13.4)
                                                              -----    -----    ------
     Total..................................................  $10.5    $ 7.7    $  4.5
                                                              =====    =====    ======

     Federal income taxes reported in the statements of income may be different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                  ($ IN MILLIONS)
Tax at statutory rate.......................................  $10.5    $ 7.7    $ 4.5
Dividends received deduction................................   (1.1)    (1.1)    (1.2)
Other.......................................................    1.1      1.1      1.2
                                                              -----    -----    -----
Provision for income taxes..................................  $10.5    $ 7.7    $ 4.5
                                                              =====    =====    =====

     The Company's federal income tax returns for years through 1993 have been examined by the Internal Revenue Service ("IRS"). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

     The components of deferred tax liabilities and assets at December 31, 1999 and 1998 are as follows:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Deferred policy acquisition costs...........................  $117.0    $ 91.8
Fixed maturities............................................     0.0      12.0
Other, net..................................................     7.8       4.4
                                                              ------    ------
Total deferred tax liabilities..............................   124.8     108.2
                                                              ------    ------
Policyholder and separate account liabilities...............    96.5      93.7
Real estate and mortgages...................................     0.7       0.8
Fixed maturities............................................     8.2       0.0
                                                              ------    ------
Total deferred tax assets...................................   105.4      94.5
                                                              ------    ------
Net deferred tax asset/(liability)..........................  $(19.4)   $(13.7)
                                                              ======    ======

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

6. INVESTMENT INCOME, REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES), AND OTHER COMPREHENSIVE INCOME:

     Net investment income for the years ended December 31, 1999, 1998 and 1997 was derived from the following sources:

                                                              1999     1998      1997
                                                              -----    -----    ------
                                                                  ($ IN MILLIONS)
NET INVESTMENT INCOME
Fixed maturities............................................  $77.0    $77.2    $ 78.4
Mortgage loans..............................................   11.6     11.0      12.1
Real estate.................................................    0.5      0.5       2.0
Policy loans................................................    3.8      3.6       3.5
Other investments (including cash & cash equivalents).......    6.6      5.3       6.4
                                                              -----    -----    ------
Total investment income.....................................   99.5     97.6     102.4
Investment expenses.........................................    4.8      3.0       3.3
                                                              -----    -----    ------
Net investment income.......................................  $94.7    $94.6    $ 99.1
                                                              =====    =====    ======

     Net realized gains (losses) on investments for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                              1999     1998    1997
                                                              -----    ----    -----
                                                                 ($ IN MILLIONS)
NET REALIZED GAINS (LOSSES) ON INVESTMENTS
Fixed maturities............................................  $(0.2)   $2.6    $(0.7)
Mortgage loans..............................................   (0.3)    1.4      2.4
Real estate.................................................   (0.5)    2.5      0.5
Other invested assets.......................................    0.7     0.6      0.5
                                                              -----    ----    -----
Net realized gains/(losses) on investments..................  $(0.3)   $7.1    $ 2.7
                                                              =====    ====    =====

     The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 1999, 1998, and 1997. Following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 2), which are reflected in Accumulated Other Comprehensive Income for the periods presented:

                                                               1999     1998     1997
                                                              ------    -----    -----
                                                                  ($ IN MILLIONS)
CHANGE IN UNREALIZED GAINS (LOSSES) ON INVESTMENTS, NET
Fixed maturities............................................  $(58.0)   $ 4.8    $13.2
Other.......................................................     0.0     (0.6)     0.1
                                                              ------    -----    -----
Subtotal....................................................   (58.0)     4.2     13.3
Effect on unrealized gains (losses) on investments
  attributable to:
  DAC.......................................................    34.5     (2.5)    (8.2)
  Deferred federal income taxes.............................     8.2     (0.6)    (1.8)
                                                              ------    -----    -----
Change in unrealized gains (losses) on investments, net.....  $(15.3)   $ 1.1    $ 3.3
                                                              ======    =====    =====

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     The following table sets forth the reclassification adjustments required for the years ended December 31, 1999, 1998, and 1997 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

                                                               1999     1998     1997
                                                              ------    -----    ----
                                                                  ($ IN MILLIONS)
RECLASSIFICATION ADJUSTMENTS
Unrealized gains (losses) on investments arising during
  period....................................................  $(15.4)   $ 1.9    $3.3
Reclassification adjustment for gains included in net
  income....................................................     0.1     (0.8)    0.0
                                                              ------    -----    ----
Unrealized gains (losses) on investments, net of
  reclassification adjustments..............................  $(15.3)   $ 1.1    $3.3
                                                              ======    =====    ====

     Unrealized gains (losses) on investments arising during the period reported in the above table for the years ended December 31, 1999, 1998 and 1997 are net of income tax expense (benefit) of $(8.2) million, $0.1 million, and $1.8 million, respectively, and $34.3 million, $(0.5) million, and $(8.2) million, respectively, relating to the effect of such unrealized gains (losses) on DAC.

     Reclassification adjustments reported in the above table for the years ended December 31, 1999, 1998 and 1997 are net of income tax expense (benefit) of $0.0 million, $0.5 million and $0.0 million, respectively, and $0.2 million, $(2.0) million and $0.0 million, respectively, relating to the effect of such amounts on DAC.

7.  INVESTMENTS:

  Fixed Maturity Securities Available-for-Sale:

     The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 1999 and December 31, 1998 are as follows:

                                                                   GROSS            GROSS
                                                                UNREALIZED       UNREALIZED            ESTIMATED
                                          AMORTIZED COST           GAINS           LOSSES              FAIR VALUE
                                       --------------------    -------------    -------------    ----------------------
                                         1999        1998      1999    1998     1999     1998      1999         1998
                                       --------    --------    ----    -----    -----    ----    --------    ----------
                                                                       ($ IN MILLIONS)
US Treasury securities and
  obligations of US government
  agencies...........................  $   26.6    $    5.3    $0.0    $ 0.0    $ 1.1    $0.0    $   25.5     $    5.3
Collateralized mortgage obligations:
  Government agency-backed...........      82.4       106.3     0.3      1.9      0.4     0.0        82.3        108.2
  Non-agency backed..................      34.4        37.7     0.6      1.8      0.3     0.0        34.7         39.5
Other asset-backed securities:
  Government agency-backed...........       0.1         0.1     0.0      0.0      0.0     0.0         0.1          0.1
  Non-agency backed..................     104.6        83.4     0.2      1.9      4.4     0.3       100.4         85.0
Utilities............................     113.2       101.9     0.2      3.4      3.4     2.7       110.0        102.6
Corporate bonds......................     704.2       664.8     2.7     24.8     22.0     0.8       684.9        688.8
Affiliates...........................      11.3        14.7     0.0      0.0      0.4     0.0        10.9         14.7
                                       --------    --------    ----    -----    -----    ----    --------     --------
         Total.......................  $1,076.8    $1,014.2    $4.0    $33.8    $32.0    $3.8    $1,048.8     $1,044.2
                                       ========    ========    ====    =====    =====    ====    ========     ========

     The carrying value of the Company's fixed maturity securities at December 31, 1999 and 1998 is net of adjustments for impairments in value deemed to be other than temporary of $0.5 million and $0.5 million, respectively.

     At December 31, 1999 and 1998, there were no fixed maturity securities which were non-income producing for the twelve months preceding such dates.

     The Company classifies fixed maturity securities which, (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition or
(iv) are deemed to have other than temporary impairments to value, as "problem fixed maturity securities." At December 31, 1999 and 1998, the carrying value of problem fixed maturities held by the Company was $4.8 million and $4.4 million, respectively. In addition, at December 31, 1999 and 1998, the Company held $0.0 million and $2.7 million of fixed maturity securities which had been restructured. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturity securities amounted to $0.0 million and $0.3 million for the year ended December 31, 1999 and 1998. Gross interest income on these fixed maturity securities included in net investment income aggregated $0.0 million and $0.5 million for the year ended December 31, 1999 and 1998.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1999 are as follows:

                                                                       1999
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                                  ($ IN MILLIONS)
Due in one year or less.....................................  $   75.8      $   76.2
Due after one year through five years.......................     275.8         274.9
Due after five years through ten years......................     383.8         366.5
Due after ten years.........................................     119.9         113.7
                                                              --------      --------
          Subtotal..........................................     855.3         831.3
Mortgage-backed and other asset-backed securities...........     221.5         217.5
                                                              --------      --------
          Total.............................................  $1,076.8      $1,048.8
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

     Proceeds from sales of fixed maturity securities during 1999, 1998 and 1997 were $80.1 million, $45.1 million and $31.3 million, respectively. Gross gains of $0.2 million, $0.7 million, and $0.5 million and gross losses of $2.0 million, $0.1 million, and $1.1 million were realized on these sales, respectively.

8.  MORTGAGE LOANS ON REAL ESTATE AND REAL ESTATE

     Mortgage loans on real estate at December 31, 1999 and 1998 consist of the following:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Commercial mortgage loans...................................  $ 53.9    $ 28.5
Agricultural and other loans................................   113.4      93.5
                                                              ------    ------
Total loans.................................................   167.3     122.0
Less: valuation allowances..................................    (2.3)     (1.9)
                                                              ------    ------
Mortgage loans, net of valuation allowances.................  $165.0    $120.1
                                                              ======    ======

     An analysis of the valuation allowances for 1999, 1998 and 1997 is as follows:

                                                              1999    1998     1997
                                                              ----    -----    -----
                                                                 ($ IN MILLIONS)
Balance, beginning of year..................................  $1.9    $ 2.5    $ 4.6
Increase (decrease) in allowance............................   0.4     (0.4)    (0.3)
Reduction due to pay downs and pay offs.....................   0.0      0.0     (1.8)
Transfers to real estate....................................   0.0     (0.2)     0.0
                                                              ----    -----    -----
Balance, end of year........................................  $2.3    $ 1.9    $ 2.5
                                                              ====    =====    =====

     Impaired mortgage loans along with related valuation allowances were as follows:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Investment in impaired mortgage loans (before valuation
  allowances):
  Loans that have valuation allowances......................  $ 9.6     $ 9.4
  Loans that do not have valuation allowances...............    4.3       5.8
                                                              -----     -----
     Subtotal...............................................   13.9      15.2
Valuation allowances........................................   (0.5)     (0.5)
                                                              -----     -----
     Impaired mortgage loans, net of valuation allowances...  $13.4     $14.7
                                                              =====     =====

                     MONY LIFE INSURANCE COMPANY OF AMERICA

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

     During 1999 and 1998, the average recorded investment in impaired mortgage loans was approximately $14.1 million and $15.1 million, respectively. During 1999, 1998, and 1997, the Company recognized $1.0 million, $1.1 million, and $1.1 million, respectively, of interest income on impaired loans.

     At December 31, 1999 and 1998, there were no mortgage loans which were non-income producing for the twelve months preceding such dates.

     At December 31, 1999 and 1998, the Company had restructured mortgage loans of $11.9 million and $14.3 million, respectively. Interest income of $1.0 million, $1.0 million, and $1.0 million was recognized on restructured mortgage loans in 1999, 1998, and 1997, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.2 million in 1999, 1998 and 1997.

     The carrying value of real estate is $6.9 million and $8.3 million as of December 31, 1999 and 1998, respectively. Real estate is categorized are either real estate to be disposed of or real estate held for investment.

     The carrying value of real estate to be disposed of as of December 31, 1999 was $1.6 million, net of $0.5 million relating to impairments taken upon foreclosure of mortgage loans and $0.2 million of accumulated depreciation. There was no real estate to be disposed of as of December 31, 1998.

     The carrying value of real estate held for investment as of December 31, 1999 was $5.3 million, net of $0.7 million relating to impairments taken upon foreclosure of mortgage loans and $1.9 million of accumulated depreciation. The carrying value of real estate held for investment as of December 31, 1998 was $8.3 million, net of $1.6 million relating to impairments taken upon foreclosure of mortgage loans and $1.9 million of accumulated depreciation.

     At December 31, 1999 and 1998, there was no real estate which was non-income producing for the twelve months preceding such dates.

     The carrying value of impaired real estate as of December 31, 1999 and 1998 was $4.4 million and $8.3 million, respectively. The depreciated cost of such real estate as of December 31, 1999 and 1998 was $5.8 million and $10.2 million before impairment writedowns of $1.4 million and $1.9 million, respectively. The aforementioned impairments occurred primarily as a result of low occupancy levels and other market related factors. There were no losses recorded during 1999, 1998, and 1997 related to impaired real estate.

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

                     MONY LIFE INSURANCE COMPANY OF AMERICA

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

     The following table summarizes the effect of reinsurance for the years indicated:

                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                  ($ IN MILLIONS)
Direct premiums.............................................  $ 7.1    $ 2.5    $ 0.1
Reinsurance assumed.........................................    4.0      0.0      0.0
Reinsurance ceded...........................................   (1.9)    (0.8)     0.0
                                                              -----    -----    -----
  Net premiums..............................................  $ 9.2    $ 1.7    $ 0.1
                                                              =====    =====    =====
Universal life and investment type product policy fee income
  ceded.....................................................  $19.7    $17.4    $16.1
                                                              =====    =====    =====
Policyholders' benefits ceded...............................  $27.8    $21.8    $12.1
                                                              =====    =====    =====
Policyholders' benefits assumed.............................  $ 0.1    $ 0.0    $ 0.0
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

11.  OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK:

  Financial Instruments with Off-Balance Sheet Risk:

     Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 1999 and 1998, securities loaned by the Company under this agreement had a carrying value of approximately $18.0 million and $4.1 million, respectively. The minimum collateral on securities loaned is 102% of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

  Concentration of Credit Risk:

     At December 31, 1999 and 1998, the Company had no single investment or series of investments with a single issuer, (excluding US Treasury securities and obligations of US government agencies) exceeding 1.7% of total cash and invested assets.

     The Company's fixed maturity securities are diversified by industry type. The industries that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 1999 are Consumer Goods and Services of $173.0 million (16.5%), Energy of $137.9 million (13.2%), Non-Government Asset/Mortgage-Backed of $135.1 million (12.9%), Public Utilities of $110.0 million (10.5%) and Government and Agencies of $107.9 million (10.3%).

     At December 31, 1998 the industries that comprise 10% or more of the carrying value Company's fixed maturity securities were Consumer Goods and Services of $138.5 million (13.3%), Non-Government Asset/Mortgage Backed of $124.5 million (11.9%), Financial Services of $119.8 million (11.5%), Other Manufacturing $116.4 million (11.1%), Government and Agencies $113.6 million (10.9%) and Energy $112.1 (10.7%).

                     MONY LIFE INSURANCE COMPANY OF AMERICA

     The Company holds below investment grade fixed maturity securities with a carrying value of $55.0 million at December 31, 1999. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 1998, the carrying value of the Company's investments in below investment grade fixed maturity securities amounted to $52.3 million.

     The Company has investments in commercial and agricultural mortgage loans and real estate. The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 1999 and 1998 are as follows ($ in millions):

                                                                    1999               1998
                                                              ----------------    ---------------
GEOGRAPHIC REGION
West........................................................  $ 58.9      34.3%   $ 54.9     42.7%
Southeast...................................................    45.4      26.4       5.9      4.6
Mountain....................................................    28.4      16.5      25.9     20.2
Southwest...................................................    14.3       8.3      14.6     11.4
Midwest.....................................................    14.2       8.3      13.2     10.3
Northeast...................................................    10.7       6.2      13.9     10.8
                                                              ------    ------    ------    -----
  Total.....................................................  $171.9     100.0%   $128.4    100.0%
                                                              ======    ======    ======    =====

     The states with the largest concentrations of mortgage loans and real estate investments at December 31, 1999 are: California, $32.8 million (19.1%); District of Columbia, $28.4 million (16.5%); Washington, $16.0 million (9.3%); Texas, $11.5 million (6.7%); New York, $10.7 million (6.2%); Oregon, $10.1 million (5.9%); Arizona, $9.1 million (5.3%); Idaho, $8.9 million (5.2%); and Missouri, $8.5 million (4.9%).

     As of December 31, 1999 and 1998, the real estate and mortgage loan portfolio by property type were as follows ($ in millions):

                                                                    1999                1998
                                                              ----------------    ----------------
PROPERTY TYPE
Agricultural................................................  $112.2      65.3%   $ 92.5      72.0%
Office buildings............................................    46.9      27.3      14.9      11.6
Hotel.......................................................     5.3       3.1       5.1       4.0
Industrial..................................................     2.3       1.3       4.6       3.6
Retail......................................................     2.0       1.2       6.0       4.7
Other.......................................................     1.8       1.0       3.9       3.0
Apartment buildings.........................................     1.4       0.8       1.4       1.1
                                                              ------    ------    ------    ------
  Total.....................................................  $171.9     100.0%   $128.4     100.0%
                                                              ======    ======    ======    ======

12.  COMMITMENTS AND CONTINGENCIES:

     In late 1995 and thereafter a number of purported class actions have been commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies in the 1980s and 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one being voluntarily held in abeyance). The Company has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole life or universal life insurance policy issued by the Company

                     MONY LIFE INSURANCE COMPANY OF AMERICA
and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgement on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgement and dismissed all claims filed in the Goshen case against the Company. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The Company intends vigorously to defend that litigation. There can be no assurance that the present or future litigation relating to sales practices will not have a material adverse effect on the Company.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its business. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the financial statements at December 31, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the financial position and the results of operations of the Company.

     At December 31, 1999, the Company had commitments outstanding of $3.7 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such agricultural loans range from 7.90% to 8.44%. There were no outstanding commitments for private fixed maturity securities or commercial mortgages as of December 31, 1999.

13.  STATUTORY FINANCIAL INFORMATION AND REGULATORY RISK-BASED CAPITAL:

     Statutory net income reported by the Company for the years ended December 31, 1999, 1998, and 1997 was $(18.2) million, $11.1 million, and $9.7 million, respectively. The combined statutory surplus of the Company as of December 31, 1999 and 1998 was $140.2 million and $146.8 million, respectively.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as "codification"). Codification is a modified form of statutory accounting principles that will result in changes to the current NAIC Accounting Practices and Procedures Manual applicable to insurance enterprises. Although adoption of codification by all states is not a certainty, the NAIC has recommended that all states enact codification as soon as practicable with an effective date of January 1, 2001. It is currently anticipated that codification will become a NAIC state accreditation requirement starting in 2002. In addition, the American Institute of Certified Public Accountants and the NAIC have agreed to continue to allow the use of certain permitted accounting practices when codification becomes effective in 2001. Any accounting differences from codification principles, however, must be disclosed and quantified in the footnotes to the audited financial statements. Therefore, codification will likely result in changes to what are currently considered prescribed statutory insurance accounting practices.

     Each insurance company's state of domicile imposes minimum risk-based capital requirements. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Company exceeded the minimum risk-based capital requirements.

     As part of their routine regulatory oversight, the Arizona State Insurance Department completed an examination of the Company for each of the three years in the period ended December 31, 1996. The report, which became available March 17, 1998, did not cite any matters which will result in a material effect on the Company's financial condition or results of operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York on March 30, 2000.

                                      MONY LIFE INSURANCE COMPANY OF AMERICA

                                      By: /s/ MICHAEL ISOR ROTH
                                        ----------------------------------------
                                        Name: Michael Isor Roth
                                        Title: Director, Chairman of the Board
                                               and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

                   SIGNATURES                                              TITLE
                   ----------                                              -----

              /s/ MICHAEL ISOR ROTH                  Director, Chairman of the Board and Chief
-------------------------------------------------    Executive Officer
                Michael Isor Roth

             /s/ SAMUEL JOSEPH FOTI                  Director, President and Chief Operating Officer
-------------------------------------------------
               Samuel Joseph Foti

              /s/ RICHARD DADDARIO                   Director, Vice President and Controller
-------------------------------------------------    (Principal Financial and Accounting Officer)
                Richard Daddario

             /s/ KENNETH MARC LEVINE                 Director and Executive Vice President
-------------------------------------------------
               Kenneth Marc Levine

            /s/ PHILLIP A. EISENBERG                 Director, Vice President and Actuary
-------------------------------------------------
              Phillip A. Eisenberg

              /s/ MARGARET G. GALE                   Director and Vice President
-------------------------------------------------
                Margaret G. Gale

              /s/ CHARLES P. LEONE                   Director, Vice President and Chief Compliance
-------------------------------------------------    Officer
                Charles P. Leone

             /s/ RICHARD E. CONNORS                  Director
-------------------------------------------------
               Richard E. Connors

               /s/ STEPHEN J. HALL                   Director
-------------------------------------------------
                 Stephen J. Hall

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
    27.       Financial Data Schedule