Form 10-Q
period 2000-09-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2000-11-14
CIK 835357

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2000, there were 2,271 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I  FINANCIAL INFORMATION
  ITEM 1:  Unaudited interim condensed balance sheets as of September
           30, 2000 and December 31, 1999..............................     2
           Unaudited interim condensed statements of income and
           comprehensive income for the three-month periods ended
           September 30, 2000 and 1999.................................     3
           Unaudited interim condensed statement of income and
           comprehensive income for the nine-month periods ended
           September 30, 2000 and 1999.................................     4
           Unaudited interim condensed statement of changes in
           shareholder's equity for the nine-month period ended
           September 30, 2000..........................................     5
           Unaudited interim condensed statements of cash flows for the
           nine-month periods ended September 30, 2000 and 1999........     6
           Notes to unaudited interim condensed financial statements...     7
  ITEM 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    10
           Investments.................................................    16
  ITEM 3:  Quantitative and Qualitative Disclosures About Market
           Risk........................................................    22
PART II..  OTHER INFORMATION
  ITEM 1:  Legal Proceedings...........................................  II-1
  ITEM 2:  Changes in Securities.......................................  II-1
  ITEM 3:  Defaults upon Senior Securities.............................  II-1
  ITEM 4:  Submission of Matters to a Vote of Security Holders.........  II-1
  ITEM 5:  Other Information...........................................  II-2
  ITEM 6:  Exhibits and Reports on Form 8-K............................  II-2
SIGNATURES.............................................................   S-1

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

ITEM 1:

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
                                          ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair
  value.....................................................    $  994.3         $1,048.8
Mortgage loans on real estate...............................       115.1            165.0
Policy loans................................................        67.7             58.8
Real estate.................................................         7.5              6.9
Other invested assets.......................................         8.1              2.3
                                                                --------         --------
                                                                 1,192.7          1,281.8
                                                                --------         --------
Cash and cash equivalents...................................        71.6             28.9
Accrued investment income...................................        21.4             20.4
Amounts due from reinsurers.................................        17.3             18.6
Deferred policy acquisition costs...........................       471.8            406.4
Current federal income taxes receivable.....................        12.8              2.3
Other assets................................................         7.2             24.9
Separate account assets.....................................     4,252.6          4,387.2
                                                                --------         --------
          Total assets......................................    $6,047.4         $6,170.5
                                                                ========         ========
                           LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................    $  133.6         $  123.4
Policyholders' account balances.............................    $1,157.2          1,154.1
Other policyholders' liabilities............................        57.7             54.0
Accounts payable and other liabilities......................        38.0             79.5
Note payable to affiliate (Note 5)..........................        47.4             49.0
Deferred federal income taxes...............................        38.5             19.4
Separate account liabilities................................     4,252.6          4,387.2
                                                                --------         --------
          Total liabilities.................................    $5,725.0         $5,866.6
                                                                ========         ========
Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding..........................    $    2.5         $    2.5
Capital in excess of par....................................       199.7            199.7
Retained earnings...........................................       126.3            109.0
Accumulated other comprehensive loss........................        (6.1)            (7.3)
                                                                --------         --------
          Total shareholder's equity........................       322.4            303.9
                                                                --------         --------
          Total liabilities and shareholder's equity........    $6,047.4         $6,170.5
                                                                ========         ========

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               2000      1999
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $44.2     $33.7
Premiums....................................................    7.2       1.1
Net investment income.......................................   22.3      23.1
Net realized (losses)/gains on investments..................   (1.1)      0.0
Other income................................................    2.2       1.3
                                                              -----     -----
          Total revenues....................................   74.8      59.2
                                                              -----     -----
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   18.7      12.0
Interest credited to policyholders' account balances........   15.9      15.5
Amortization of deferred policy acquisition costs...........    8.9      12.3
Other operating costs and expenses..........................   17.3      12.9
                                                              -----     -----
          Total benefits and expense........................   60.8      52.7
                                                              -----     -----
Income before income taxes..................................   14.0       6.5
Income tax expense..........................................    4.7       2.3
                                                              -----     -----
Net income..................................................    9.3       4.2
Other comprehensive income (loss), net......................    2.5      (2.3)
                                                              -----     -----
Comprehensive income........................................  $11.8     $ 1.9
                                                              =====     =====

  See accompanying notes to unaudited interim condensed financial statements.

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

              NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               2000     1999
                                                              ------   ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $126.2   $105.0
Premiums....................................................    19.5      3.4
Net investment income.......................................    69.3     71.4
Net realized (losses)/gains on investments..................    (2.9)     1.2
Other Income................................................     9.7      4.4
                                                              ------   ------
Total revenues..............................................   221.8    185.4
                                                              ------   ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    51.0     32.0
Interest credited to policyholders' account balances........    46.8     48.1
Amortization of deferred policy acquisition costs...........    37.0     32.3
Other operating costs and expenses..........................    61.6     52.1
                                                              ------   ------
Total benefited and expenses................................   196.4    164.5
                                                              ------   ------
Income before income taxes..................................    25.4     20.9
Income tax expense..........................................     8.1      7.3
                                                              ------   ------
Net income..................................................    17.3     13.6
Other comprehensive income (loss), net......................     1.2    (11.8)
                                                              ------   ------
Comprehensive income........................................  $ 18.5   $  1.8
                                                              ======   ======

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                       OF CHANGES IN SHAREHOLDER'S EQUITY
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                                                            ACCUMULATED
                                                     CAPITAL                   OTHER           TOTAL
                                           COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                           STOCK     OF PAR     EARNINGS   INCOME/(LOSS)      EQUITY
                                           ------   ---------   --------   -------------   -------------
Balance, December 31, 1999...............   $2.5     $199.7      $109.0        $(7.3)         $303.9
Comprehensive income:
  Net income.............................                          17.3                         17.3
  Other comprehensive income(1)..........                                        1.2             1.2
                                                                                              ------
     Comprehensive income................                                                       18.5
                                            ----     ------      ------        -----          ------
Balance, September 30, 2000..............   $2.5     $199.7      $126.3        $(6.1)         $322.4
                                            ====     ======      ======        =====          ======

---------------
(1) Represents unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes.

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

              UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                2000        1999
                                                              ---------    -------
                                                                ($ IN MILLIONS)
NET CASH (USED IN) OPERATING ACTIVITIES.....................  $   (71.6)   $ (45.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayments of:
  Fixed maturities..........................................      151.7      209.9
  Mortgage loans on real estate.............................       60.6       15.5
  Real Estate...............................................        0.0        1.2
  Other invested assets.....................................        0.0        3.8
Acquisitions of investments:
  Fixed maturities..........................................     (100.7)    (267.8)
  Equity securities.........................................       (0.3)       0.0
  Mortgage loans on real estate.............................      (10.6)     (63.7)
  Real estate...............................................       (0.7)      (0.3)
  Other invested assets.....................................       (0.9)      (0.7)
  Policy loans, net.........................................       (9.0)      (4.6)
  Other, net................................................        0.0        0.3
                                                              ---------    -------
Net cash provided by/(used in) investing activities.........  $    90.1    $(106.4)
                                                              ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to affiliate...................................         --       50.5
Repayment of note to affiliate..............................       (1.6)      (1.0)
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................    1,257.2      929.3
Return of policyholders' account balances on annuity and
  universal life policies...................................   (1,231.4)    (912.2)
                                                              ---------    -------
Net cash provided by financing activities...................       24.2       66.6
                                                              ---------    -------
Net decrease in cash and cash equivalents...................       42.7      (85.4)
Cash and cash equivalents, beginning of year................       28.9      133.4
                                                              ---------    -------
Cash and cash equivalents, end of period....................  $    71.6    $  48.0
                                                              =========    =======

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

2. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 1999 in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. In 2000, the effective tax rate was revised to reflect higher dividends received deductions.

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

     On June 7, 1996, the New York State Supreme Court certified one of those cases, the Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, (now known

                     MONY LIFE INSURANCE COMPANY OF AMERICA
as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, and/or are being held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted MONY's motion for summary judgment and dismissed all claims filed in the Goshen case against us. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only (and plaintiffs have appealed this aspect of the ruling), and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY intends to defend itself vigorously against the sole remaining claim.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its business. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any liability resulting from the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations. There can be no assurance, however, that the present litigation relating to sales practices will not have a material effect on MONY.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the financial position and the results of operations of the Company.

     At September 30, 2000, the Company had commitments outstanding of $4.4 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on the agricultural loans range from 7.9% to 8.3%. There was a fixed rate commercial mortgage commitment of $5.8 million outstanding as of September 30, 2000. The interest rate on this commercial loan is 8.0%. The Company had commitments outstanding to purchase $24.5 million of private fixed maturity securities as of September 30, 2000 with interest rates ranging from 7.6% to 9.1%.

5. NOTE PAYABLE TO AFFILIATE

     On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of September 30, 2000 is $47.4 million.

6. INTERCOMPANY REINSURANCE AGREEMENTS

     The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage,

                     MONY LIFE INSURANCE COMPANY OF AMERICA
after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. In the third quarter of 2000 the treaty was amended to include new sales of universal life business written by USFL. At September 30, 2000 the Company recorded a payable of $5.6 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

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

7. NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company is a stock life insurance company organized in the state of Arizona. The Company is a wholly-owned subsidiary of MONY Life Insurance Company, a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York converted from a mutual life insurance company to a stock life insurance company (the "Demutualization"). MONY Life is a wholly-owned subsidiary of The MONY Group, a Delaware Corporation organized to be the parent holding company of MONY Life.

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

     The following table presents the Company's results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999.

                             RESULTS OF OPERATIONS

                                                        FOR THE                      FOR THE
                                                  THREE-MONTH PERIODS          NINE-MONTH PERIODS
                                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                  -------------------         ---------------------
                                                  2000          1999           2000           1999
                                                  -----         -----         ------         ------
                                                                   ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product
  policy fees...................................  $44.2         $33.7         $126.2         $105.0
Premiums........................................    7.2           1.1           19.5            3.4
Net investment income...........................   22.3          23.1           69.3           71.4
Net realized gains on investments...............   (1.1)          0.0           (2.9)           1.2
Other income....................................    2.2           1.3            9.7            4.4
                                                  -----         -----         ------         ------
          Total revenues........................   74.8          59.2          221.8          185.4
BENEFITS AND EXPENSES:
Benefits to policyholders.......................   18.7          12.0           51.0           32.0
Interest credited to policyholders' account
  balances......................................   15.9          15.5           46.8           48.1
Amortization of deferred policy acquisition
  costs.........................................    8.9          12.3           37.0           32.3
Other operating costs and expenses..............   17.3          12.9           61.6           52.1
                                                  -----         -----         ------         ------
          Total benefits and expenses...........   60.8          52.7          196.4          164.5
                                                  -----         -----         ------         ------
Income before income taxes......................  $14.0         $ 6.5         $ 25.4         $ 20.9
                                                  =====         =====         ======         ======

  For the Three-Month Period Ended September 30, 2000 Compared to the Three-Month Period Ended September 30, 1999

     Universal life ("UL") and investment-type product fees were $44.2 million for the three-month period ended September 30, 2000, an increase of $10.5 million, or 31.2%, from $33.7 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

        Variable universal life ("VUL") and corporate sponsored variable universal life ("CSVUL") product fees were $14.2 million, for the three-month period ended September 30, 2000, an increase of $4.7 million, from $9.5 million reported in the comparable prior year period. The increase in VUL and CSVUL fees resulted primarily from the increase in new sales of such business and the growing in-force block.

        In the third quarter of 2000, under the amended modified coinsurance agreement ("MODCO") treaty between USFL and the Company, the Company assumed $5.2 million of UL business in addition to term life insurance. (See note 6 in Unaudited Interim Condensed Financial Statements).

     Premium revenue was $7.2 million for the three-month period ended September 30, 2000, an increase of $6.1 million, from $1.1 million reported in the comparable prior year period. The increase was primarily the result of a MODCO agreement between U.S. Financial Life and the Company, which went into effect in the fourth quarter 1999 (see Note 6 in Unaudited Interim Condensed Financial Statements).

     Net investment income was $22.3 million for the three-month period ended September 30, 2000, a decrease of $0.8 million, or 3.5%, from $23.1 million reported in the comparable prior year period. The decrease was primarily related to a decrease in the average balances of invested assets of $76.9 million, which was partially offset by a 18 basis point increase in portfolio yields.

     Net realized losses on investments were $1.1 million for the three-month period ended September 30, 2000, a decrease of $1.1 million, from a net realized gain of $0.0 million reported in the comparable prior year period. The decrease was a result of higher other than temporary impairment losses on fixed maturities of $1.0 million, higher losses on mortgage sales and prepayments of $0.8 million, partially offset by a higher mortgage gain due to allowance releases of $0.7 million.

                                                              FOR THE THREE-MONTH PERIODS
                                                                  ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                2000                1999
                                                              --------            --------
Fixed securities............................................   $(1.0)              $ 0.4
Mortgage loans..............................................    (0.2)               (0.2)
Real estate.................................................     0.1                (0.0)
Other.......................................................    (0.0)               (0.2)
                                                               -----               -----
                                                               $(1.1)              $ 0.0
                                                               =====               =====

     Other income was $2.2 million for the three-month period ended September 30, 2000, an increase of $0.9 million, or 69.2%, as compared to $1.3 million in the comparable prior year period. The increase was primarily due to higher revenues from supplementary contracts. Income from supplementary contracts increased due to increased interest rates on new supplementary contracts making them more attractive.

     Benefits to policyholders were $18.7 million for the three-month period ended September 30, 2000, an increase of $6.7 million, or 55.8%, from $12.0 million reported in the comparable prior year period. The increase was primarily a result of (i) increased assumed benefits of $3.1 million from the new MODCO reinsurance treaty with USFL (see Note 6 in Unaudited Interim Condensed Financial Statements), (ii) lower reinsurance credits of $1.9 million as a result of higher retention limits in 2000 as compared to 1999, and (iii) higher death benefits of $1.4 million in the Company's protection products.

     Interest credited to policyholders' account balances was $15.9 million for the three-month period ended September 30, 2000, an increase of $0.4 million, or 2.6%, from $15.5 million reported in the comparable prior year period. The increase was primarily the result of an increase of $1.3 million in interest crediting on corporate sponsored variable universal life business ("CSVUL"), offset by decreases in single premium deferred annuities ("SPDA") and other annuity products of $1.3 million due to the continued runoff of these products.

     Amortization of deferred policy acquisition costs ("DAC") was $8.9 million for the three-month period ended September 30, 2000, a decrease of $3.4 million, or 27.6%, from $12.3 million reported in the comparable prior year period. The decrease was a result of lower amortization on VUL and CSVUL business of $1.1 million and $2.0 million, respectively, due to higher death claims, and a decrease in amortization on FPVA of $0.9 million, as a direct result of the growing levels of exchange activity to the new variable annuity and related expectation of better future persistency, offset by an increase of $1.2 million as a result of the new MODCO treaty with USFL (See Note 6 in Unaudited Interim Condensed Financial Statements).

     Other operating costs and expenses were $17.3 million for the three-month period ended September 30, 2000, an increase of $4.4 million, or 34.1%, from $12.9 million reported in the comparable prior year period. The increase was due primarily to higher direct expenses, administration of level term business and printing costs.

 For the Nine-month Period Ended September 30, 2000 Compared to the Nine-month Period Ended September 30, 1999

     Universal life ("UL") and investment-type product fees were $126.2 million for the nine-month period ended September 30, 2000, an increase of $21.2 million, or 20.2 %, from $105.0 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

        Flexible premium variable annuity ("FPVA") product fees were $48.4 million for the nine-month period ended September 30, 2000, an increase of $1.3 million, from $47.1 million reported in the comparable prior year period. The increase in FPVA fees was primarily due to higher surrender charges of $2.2 million.

        Variable universal life and corporate sponsored variable universal life ("CSVUL") product fees were $43.1 million for the nine-month period ended September 30, 2000, an increase of $15.8 million, from $27.3 million reported in the comparable prior year period. The increase in fees resulted primarily from new sales of such business and the growing in-force block.

        In the third quarter of 2000, under the amended modified coinsurance agreement ("MODCO") treaty between USFL and the Company, the Company assumed $5.2 million of UL business. (See note 6 in Unaudited Interim Condensed Financial Statements).

     Premium revenue was $19.5 million for the nine-month period ended September 30, 2000, an increase of $16.1 million, from $3.4 million reported in the comparable prior year period. The increase was primarily the result of a modified coinsurance treaty ("MODCO") between U.S. Financial Life and the Company, which went into effect in the fourth quarter 1999 (see Note 6 in Unaudited Interim Condensed Financial Statements).

     Net investment income was $69.3 million for the nine-month period ended September 30, 2000, a decrease of $2.1 million, or 2.9%, from $71.4 million reported in the comparable prior year period. The decrease was primarily related to a decrease in the average balances of invested assets of $44.5 million, which was partially offset by a 2 basis point increase in portfolio yields.

     Net realized losses on investments were $2.9 million for the nine-month period ended September 30, 2000, a decrease of $4.1 million, from a net realized gain of $1.2 million reported in the comparable prior year period. The decrease was a result of lower sales/prepayment gains on fixed maturities of $1.8 million, and higher other than temporary impairment losses on fixed maturities of $2.5 million.

                                                              FOR THE NINE-MONTH PERIODS
                                                                 ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000               1999
                                                              -------            -------
Fixed securities............................................   $(3.1)             $ 1.1
Mortgage loans..............................................     0.1               (0.4)
Real estate.................................................     0.1               (0.2)
Other.......................................................    (0.0)               0.7
                                                               -----              -----
                                                               $(2.9)             $ 1.2
                                                               =====              =====

     Other income was $9.7 million for the nine-month period ended September 30, 2000, an increase of $5.3 million, as compared to $4.4 million in the comparable prior year period. The increase was primarily due to higher revenues from supplementary contracts and an increase in reinsurance expense allowance on a new reinsurance treaty. Income from supplementary contracts increased due to higher interest rates on new supplementary contracts making them more attractive.

     Benefits to policyholders were $51.0 million for the nine-month period ended September 30, 2000, an increase of $19.0 million, or 59.4%, from $32.0 million reported in the comparable prior year period. The increase was a result of (i) higher assumed benefits related to the MODCO treaty with USFL of $8.3 million (see Note 6 in Unaudited Interim Condensed Financial Statements) (ii) lower reinsurance credits of $11.1 million as a result of higher retention limits and (iii) an increase of $4.5 million related to supplementary contracts, offset by lower death benefits of $4.7 million on the Company's protection segment.

     Interest credited to policyholders' account balances was $46.8 million for the nine-month period ended September 30, 2000, a decrease of $1.3 million, or 2.7%, from $48.1 million reported in the comparable prior year period. The decrease was primarily the result of lower interest crediting on single premium deferred annuities ("SPDA") of $2.5 million due to the continued runoff of such business offset by higher interest crediting of $1.8 million in CSVUL business due to the increased general account fund values.

     Amortization of deferred policy acquisition costs ("DAC") was $37.0 million for the nine-month period ended September 30, 2000, an increase of $4.7 million, or 14.6%, from $32.3 million reported in the comparable prior year period. The increase primarily resulted from an increase of $3.4 million in VUL due to growth of variable business, and $2.9 million of higher amortization as a result of the MODCO treaty with USFL (See Note 6 in Unaudited Interim Condensed Financial Statements), offset by lower amortization related to FPVA of $1.3 million due to the growing levels of exchange activity to the Company's new variable annuity and related expectation of better future persistency.

     Other operating costs and expenses were $61.6 million for the nine-month period ended September 30, 2000, an increase of $9.5 million, or 18.2%, from $52.1 million reported in the comparable year. The increase was due primarily to higher direct expenses, administration of level term business and printing costs.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at September 30, 2000 and December 31, 1999.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                        AMOUNT AT                 AMOUNT AT
                                                      SEPTEMBER 30,   PERCENT    DECEMBER 31,   PERCENT
                                                          2000        OF TOTAL       1999       OF TOTAL
                                                      -------------   --------   ------------   --------
                                                                       ($ IN MILLIONS)
Not subject to discretionary withdrawal
  provisions........................................    $   53.0         1.2%      $   57.8        1.3%
Subject to discretionary withdrawal -- with market
  value adjustment or at carrying value less
  surrender charge..................................     3,786.3        89.2%       4,025.5       88.7
                                                        --------       -----       --------      -----
Subtotal............................................     3,839.3        90.4        4,083.3       90.0
Subject to discretionary withdrawal -- without
  adjustment at carrying value......................       406.4         9.6%         451.8       10.0
                                                        --------       -----       --------      -----
Total annuity reserves and deposit liabilities
  (gross of reinsurance)............................    $4,245.7       100.0%      $4,535.1      100.0%
                                                        ========       =====       ========      =====

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                            FOR THE THREE-MONTH PERIOD        FOR THE NINE-MONTH PERIOD
                                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                            --------------------------        --------------------------
                                              2000              1999            2000             1999
                                            --------          --------        ---------        ---------
                                                                  ($ IN MILLIONS)
PRODUCT LINE:
Variable and universal life.............     $  8.4            $  8.3          $ 26.8           $ 27.7
Annuities(1)............................      143.4             165.6           537.1            498.4
                                             ------            ------          ------           ------
          TOTAL.........................     $151.8            $173.9          $563.9           $526.1
                                             ======            ======          ======           ======

---------------
(1) Excludes amounts relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have increased for the nine-month period ended September 30, 2000 as compared to the comparable prior year period primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. The Company responded to this trend by enhancing its variable annuity products by offering new investment fund choices. In addition, the Company has established a special conservation unit and offers policyholders the opportunity to exchange their contracts for a new product series. The positive effects of these conservation efforts are reflected in the decrease in surrender activity in the third quarter of 2000 as compared to the comparable prior year period.

     During the nine-month period ended September 30, 2000, the Company reported cash used in operations of $71.6 million. For the nine-month period ended September 30, 2000, net cash flow used in financing activities was $24.2 million, a decrease of $42.4 million as compared to the prior year. This decrease is primarily due to the issuance of a note payable to MBMC in the amount of $50.5 million in 1999 (see Note 5 in Unaudited Interim Condensed Financial Statements). The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of September 30, 2000, the Company had readily marketable fixed maturity securities with a carrying value of $994.3 million, which were comprised of $488.5 million of public and $505.8 million of private fixed maturity securities. At that date, approximately 93.3% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at September 30, 2000, the Company had cash and cash equivalents of $71.6 million.

     At September 30, 2000, the Company had commitments outstanding of $4.4 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on the agricultural loans range between 7.9% and 8.3%. There was a fixed rate commercial mortgage of $5.8 million outstanding as of September 30, 2000. The interest rate on the commercial loan is 8.0%. The Company had commitments outstanding to purchase $24.5 million of private fixed maturity securities as of September 30, 2000 with interest rates ranging from 7.6% to 9.1%.

     Of the $52.4 million commercial mortgage loans in the Company's investment portfolio at September 30, 2000, $2.0 million, $4.6 million, $8.7 million, and $0.0 million are scheduled to mature in 2000, 2001, 2002 and 2003, respectively.

     At September 30, 2000, aggregate maturities of long-term debt based on required remaining principal payments for 2000 and the succeeding four years are $0.5 million, $2.3 million, $2.4 million, $2.6 million and $2.8 million, respectively, and $36.8 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at September 30, 2000, for the remainder of 2000 and the succeeding four years are $1.3 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million, respectively and $49.8 million thereafter.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The Company's adjusted RBC capital ratio at September 31, 2000 and December 31, 1999, was in excess of the minimum required RBC.

YEAR 2000

     The Company successfully completed its Year 2000 Project (the "Project") to ensure Year 2000 readiness. The Company developed and implemented an enterprise-wide plan to prepare for the Year 2000 issue by ensuring compliance of all applications, operating systems and hardware of mainframe, PC and local area network ("LAN") platforms; ensuring the compliance of voice and data network software and hardware; addressing the compliance of key vendors and other third parties.

     The total cost of the Project was $2.4 million. The Company does not expect to incur any material future cost on the Project.

     The Company has not experienced any significant Year 2000 related problems post-December 31, 1999 with its operations of with any external parties with which business is conducted. Based on this experience and the amount of work and testing previously performed, the Company believes the likelihood of a Year 2000 issue that would have a material effect on the Company's consolidated financial position and results of its operations continues to be remote as the Company performs month-end, leap year, quarter-end, and year-end processing. However, there is still the possibility that future Year 2000 related failures in the Company's systems of equipment and/or failure of external parties to achieve Year 2000 compliance could have a material adverse effect on the Company's financial position and results of its operations.

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

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                      AS OF THE THREE-MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                                         2000                             1999
                                            ------------------------------   ------------------------------
                                            NET INVESTMENT   AVERAGE ASSET   NET INVESTMENT   AVERAGE ASSET
                                             INCOME YIELD      BALANCES       INCOME YIELD      BALANCES
                                            --------------   -------------   --------------   -------------
Fixed Maturities..........................        7.2%         $1,016.7            7.2%         $1,089.4
Mortgage loans on real estate.............        7.3             139.7            8.2             161.7
Policy loans..............................        6.0              66.4            5.8              55.7
Real estate...............................        7.1               7.4            5.3               7.5
Cash and other invested assets............        8.3              57.7            5.5              50.7
                                                               --------                         --------
  Total invested assets before investment
     expenses.............................        7.2%         $1,287.9            7.2%         $1,365.0
                                                               ========                         ========
  Investment expenses.....................       (0.2)                           (0.4)
                                                 ----                             ----
  Total invested assets after investment
     expenses.............................        7.0%                             6.8%
                                                 ====                             ====

                                                       AS OF THE NINE-MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                                         2000                             1999
                                            ------------------------------   ------------------------------
                                            NET INVESTMENT   AVERAGE ASSET   NET INVESTMENT   AVERAGE ASSET
                                             INCOME YIELD      BALANCES       INCOME YIELD      BALANCES
                                            --------------   -------------   --------------   -------------
Fixed Maturities..........................        7.1%         $1,047.2            7.4%         $1,043.8
Mortgage loans on real estate.............        8.6             140.0            8.0             144.0
Policy loans..............................        7.1              63.3            7.1              54.4
Real estate...............................        6.2               7.2            7.0               7.6
Cash and other invested assets............        7.6              42.0            4.7              94.4
                                                               --------                         --------
  Total invested assets before investment
     expenses.............................        7.2%         $1,299.7            7.2%         $1,344.2
                                                               ========                         ========
  Investment expenses.....................       (0.1)                           (0.1)
                                                 ----                             ----
  Total invested assets after investment
     expenses.............................        7.1%                             7.1%
                                                 ====                             ====

     The yield on general account invested assets (including net realized gains and losses on investments) was 6.6% and 6.8% for the three-month period ended September 30, 2000 and 1999, respectively and 6.8% and 7.2% for the nine-month period ended September 30, 2000 and 1999, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities and privately placed debt securities, and represented 78.6% and 80.0% of total invested assets at September 30, 2000 and December 31, 1999, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at September 30, 2000, 93.3% were investment grade and 6.7% were below investment grade.

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

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Total fixed maturities (public and private).................     $994.3         $1,048.8
                                                                 ======         ========
Problem fixed maturities....................................        4.9              4.8
Potential problem fixed maturities..........................        7.7              6.4
Restructured fixed maturities...............................        0.0              0.0
                                                                 ------         --------
Total problem, potential problem & restructured fixed
  maturities................................................     $ 12.6         $   11.2
                                                                 ======         ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........        1.3%             1.1%
                                                                 ======         ========

     At September 30, 2000, the Company's largest unaffiliated single concentration of fixed maturities was $51.6 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 5.2% of total invested assets. No other individual non-government issuer represents more than 2.3% of invested assets.

     The Company held approximately $199.9 million and $217.5 million of mortgage-backed and asset-backed securities as of September 30, 2000 and December 31, 1999, respectively. Of such amounts, $66.8 million and $82.4 million, or 33.4% and 37.9%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC and Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 2000 and December 31, 1999, 82.8% and 81.9%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation of
1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
CMOs........................................................     $100.6           $117.0
Asset-backed securities.....................................       94.7             95.9
Commercial MBSs.............................................        4.5              4.5
Pass-through securities.....................................        0.1              0.1
                                                                 ------           ------
          Total MBSs and asset-backed securities............     $199.9           $217.5
                                                                 ======           ======

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds), as of September 30, 2000 and December 31, 1999 is as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                         AS OF                    AS OF
                                                   SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                 ----------------------   ----------------------
                                                 AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                   COST      FAIR VALUE     COST      FAIR VALUE
                                                 ---------   ----------   ---------   ----------
                                                                 ($ IN MILLIONS)
Due in one year or less........................  $   48.2      $ 48.0     $   75.8     $   76.2
Due after one year through five years..........     265.1       263.4        275.8        274.9
Due after five years through ten years.........     415.7       396.7        383.8        366.5
Due after ten years............................      88.8        86.3        119.9        113.7
                                                 --------      ------     --------     --------
          Subtotal.............................     817.8       794.4        855.3        831.3
Mortgage-backed and other asset-backed
  securities...................................     199.8       199.9        221.5        217.5
                                                 --------      ------     --------     --------
          Total................................  $1,017.6      $994.3     $1,076.8     $1,048.8
                                                 ========      ======     ========     ========

MORTGAGE LOANS

     Mortgage loans comprised 9.1% and 12.6% of total invested assets as of September 30, 2000 and December 31, 1999, respectively. Mortgage loans consist of commercial and agricultural loans. As of September 30, 2000 and December 31, 1999, commercial mortgage loans comprised $52.4 million and $52.8 million or 45.5% and 32.0% of total mortgage loan investments, respectively. Agricultural loans comprised

$62.7 million and $112.2 million, or 54.5% and 68.0% of total mortgage loan investments at September 30, 2000 and December 31, 1999, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $28.4 million and represented 2.2% of general account invested assets as of September 30, 2000. No other mortgage loan represents more than 0.5% of invested assets. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for 82.6% of the total carrying value of the commercial loan portfolio and less than 3.5% of total invested assets at September 30, 2000.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                          AS OF                AS OF
                                                      SEPTEMBER 30,        DECEMBER 31,
                                                          2000                 1999
                                                    -----------------    -----------------
                                                    CARRYING    % OF     CARRYING    % OF
                                                     VALUE      TOTAL     VALUE      TOTAL
                                                    --------    -----    --------    -----
                                                               ($ IN MILLIONS)
Due in one year or less...........................   $ 6.6       12.6%    $ 2.2        4.2%
Due after one year through five years.............    39.3       75.0      41.6       78.8
Due after five years through ten years............     4.6        8.7       7.0       13.2
Due after ten years...............................     1.9        3.7       2.0        3.8
                                                     -----      -----     -----      -----
          Total...................................   $52.4      100.0%    $52.8      100.0%
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

        PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Total commercial mortgages..................................      $52.4          $52.8
                                                                  =====          =====
Problem commercial mortgages................................      $  --          $  --
Restructured commercial mortgages...........................       11.2           11.0
                                                                  -----          -----
Total problem and restructured commercial mortgages.........      $11.2          $11.0
                                                                  =====          =====
Valuation allowances/writedowns(1):
Problem loans...............................................      $  --          $  --
Restructured loans..........................................        0.2            0.5
                                                                  =====          =====
Total valuation allowances/writedowns.......................      $ 0.2          $ 0.5
                                                                  =====          =====
Total valuation allowances/writedowns as a percent of
  problem and restructured commercial mortgages at carrying
  value before valuation allowances and writedowns..........        1.8%           4.3%
                                                                  =====          =====

---------------
(1) As of September 30, 2000 and December 31, 1999, there were $0.2 million and $0.5 million of valuation allowances/writedowns relating to restructured commercial mortgages.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2000 and December 31, 1999, such reserves were $0.6 million and $0.6 million, respectively.

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

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Total agricultural mortgages................................      $62.7           $112.2
                                                                  =====           ======
Problem agricultural mortgages(1)...........................      $ 6.6           $  1.1
Potential problem agricultural mortgages....................        0.0              0.4
Restructured agricultural mortgages.........................        0.9              0.9
                                                                  -----           ------
Total problem, potential problem & restructured agricultural
  mortgages(2)..............................................      $ 7.5           $  2.4
                                                                  =====           ======
Total problem, potential problem & restructured agricultural
  mortgages as a percent of total agricultural mortgages....      12.0%             2.1%
                                                                  =====           ======

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $4.2 million and $1.1 million at September 30, 2000 and December 31, 1999, respectively. There were mortgage loans in the process of foreclosure of $2.4 million and $0.0 million at September 30, 2000 and December 31, 1999, respectively.

(2) As of September 30, 2000 and December 31, 1999, there were $0.0 million and $0.0 million valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 2000 and December 31, 1999, such reserves were $0.6 million and $1.1 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of September 30, 2000 and December 31, 1999, the carrying value of the Company's real estate investments was $7.4 million and $6.9 million, respectively, or 0.5% and 0.5%, respectively, of general account invested assets. The Company owns investment real estate, real estate acquired upon foreclosure and minority owned joint ventures.

     Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $5.6 million and $5.3 million as of September 30, 2000 and December 31, 1999, respectively. The carrying value of real estate to be disposed of was $1.9 million and $1.6 million as of September 30, 2000 and December 31, 1999, respectively.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Fixed maturities............................................      $3.0             $0.5
Real estate(1)..............................................       1.4              1.4
                                                                  ----             ----
          Total.............................................      $4.4             $1.9
                                                                  ====             ====

---------------
(1) Includes $1.2 million and $1.2 million as of September 30, 2000 and December 31, 1999, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Mortgages...................................................      $1.4             $2.3
Real estate.................................................       0.2              0.3
                                                                  ----             ----
          Total.............................................      $1.6             $2.6
                                                                  ====             ====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Fixed maturities............................................      $3.0             $0.5
Mortgages...................................................       1.4              2.3
Real estate.................................................       1.6              1.7
                                                                  ----             ----
          Total.............................................      $6.0             $4.5
                                                                  ====             ====

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1999 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2000 is not materially different from that presented in the Company's 1999 Annual Report on Form 10-K at December 31, 1999.

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

     On June 7, 1996, the New York State Supreme Court certified one of those cases, the Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, and/or are being held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted MONY's motion for summary judgment and dismissed all claims filed in the Goshen case against us. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only (and plaintiffs have appealed this aspect of the ruling), and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY intends to defend itself vigorously against the sole remaining claim.

     In addition to the foregoing, from time to time the Company is party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on MONY.

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

Date: November 13, 2000.