Form 10-K
period 2000-12-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2001-04-02
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-65423

MONY LIFE INSURANCE

COMPANY OF AMERICA
(Exact name of Registrant as specified in its charter)

Arizona	86-0222062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Broadway

New York, New York 10019
(212) 708-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of December 31, 2000, there were 2,621 holders of the Registrant’s guaranteed interest account with market value adjustment contracts.

	Item	Description	Page

PART I	1	Business of MONY Life Insurance Company of America	2

	1A	Directors and Executive Officers	7

	2	Properties	8

	3	Legal Proceedings	8

	4	Submission of Matters to a Vote of Security Holders	8

PART II	5	Market for Registrant’s Common Equity and Related Stockholder Matters	8

	6	Selected Financial Information	8

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	7A	Quantitative and Qualitative Disclosures About Market Risk	25

	8	Financial Statements	27

	9	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure	27

PART III	10	Directors and Executive Officers of the Registrant	27

	11	Executive Compensation	27

	12	Security Ownership of Certain Beneficial Owners and Management	27

	13	Certain Relationships and Related Transactions	27

PART IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	27

		Index to Financial Statements	F-1

		Exhibit Index	E-1

		Signatures	S-1

Forward-Looking Statements

      The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company’s other public filings, press releases, oral presentations and discussions and the following: fees from assets under management could be significantly higher or lower than we have assumed if there are further major movements in the equity markets; the value of our overall investment portfolio could fluctuate significantly as a result of additional major changes in the equity and debt markets generally; actual death claims experience could differ significantly from our mortality assumptions; we may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from our assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect our earnings; we could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than we anticipate; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company’s products and the Company’s net income after tax; the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

      All financial data of the Company (as defined below) presented herein has been prepared in accordance with generally accepted accounting principles (“GAAP”) unless otherwise indicated.

PART I

ITEM 1.  Business of MONY Life Insurance Company of America

Organization and Business

      MONY Life Insurance Company of America (the “Company” or “MLOA”) is a stock life insurance company organized in the state of Arizona. The Company is a wholly owned subsidiary of MONY Life Insurance Company (“MONY Life”), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company (the “Demutualization”) and is domiciled in the state of New York. MONY Life is a wholly owned subsidiary of The MONY Group, Inc. (the “MONY Group”); a Delaware Corporation organized to be the parent holding company of MONY Life.

      The Company’s primary business is to provide term, variable life insurance, variable annuity, and group universal life products to business owners, growing families, and pre-retirees. The Company’s insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life’s career agency sales force and complimentary distribution channels. These products are sold in 49 states (not including New York), the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

      The Company had total assets and equity at December 31, 2000 of approximately $5.9 billion and $379.5 million, respectively. Of the Company’s total assets at such date, $1.8 billion represented assets held in the Company’s general account and $4.1 billion represented assets held in the Company’s separate accounts, for which the Company does not generally bear investment risk (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

      Total revenues reported in the Company’s Financial Statements for the year ended December 31, 2000, 1999 and 1998 were $295.2 million, $254.3 million and $233.0 million, respectively. Income before income taxes reported in the Company’s Financial Statements for the year ended December 31, 2000, 1999 and 1998 was $27.3 million, $29.9 million and $21.9 million, respectively.

  Information About Life Insurance Products

      The Company offers a portfolio of life insurance products consisting of variable universal life insurance, several term life insurance products and group universal life insurance products.

      Variable universal life insurance is a universal life insurance type of product that features the ability of the policyholder to allocate premiums among sub-accounts of the Company’s separate accounts, allowing a choice among a wide variety of investment objectives. These sub-accounts have the same investment objectives and investment advisors as the sub-accounts that support the Company’s variable annuities.

      The Company’s term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a variable number of years.

      The Company’s last survivor variable universal life product is designed to meet the needs of clients for estate planning vehicles. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured.

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

      A variety of policy riders are available for the Company’s life insurance products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that, subject to their terms and conditions, waive premium payments upon total disability of the insured, pay additional benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance to provide additional death benefit protection for either the insured or the insured’s spouse or dependent children.

  Annuity Products

      Information about the Company’s annuity products focus on the accumulation and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers flexible payment variable annuities (“FPVA”). This product offers numerous investment alternatives to meet the customer’s individual investment objectives. As of December 31, 2000, the Company had $4.7 billion of assets under management with respect to its fixed and variable annuity products.

      Sales of variable annuities were approximately $371.1 million in 2000. Variable annuity sales figures exclude $767.1 million of exchanges relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

      Variable annuity contractholders have a range of investment accounts in which to place the assets held under their contracts, including an account with interest rates guaranteed by the Company. More than 93% of the aggregate amount held under these contracts and policies is presently in investment accounts not guaranteed by the Company.

      The Company emphasizes the sale of its separate account variable annuities over its general account annuities. The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company’s investment risks (by shifting such risks to the separate account contractholder) and capital requirements because the assets are held in the Company’s separate accounts, while enabling the Company to earn fee income from the management of assets held in the separate accounts. The selection of sub-accounts of separate accounts also permits contractholders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company’s general account. The following table illustrates the growth in individual variable annuity account value from the beginning to the end of each period presented and the principal factors which caused the increase in account value for such periods.

Annuity Products — Individual Variable Annuity Account Value

	As of and for the Year Ended December 31,

	2000	1999	1998	1997	1996

	($ in millions)

Account Value

Beginning total account value	$4,279.6	$4,176.1	$3,771.9	$2,743.3	$1,915.0

Sales and other deposits(1)	371.1	378.5	529.3	624.5	594.7

Market appreciation	(179.9)	450.4	264.0	647.2	391.9

Surrenders and withdrawals(1)	(654.0)	(725.4)	(389.1)	(243.1)	(158.3)

Ending total account value	$3,816.8	$4,279.6	$4,176.1	$3,771.9	$2,743.3

(1)	Excludes approximately $767.1 million and $724.9 million in 2000 and 1999 respectively relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

Marketing and Distribution

      The Company’s marketing strategy focuses on small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company’s key strengths, namely its annuity and individual life insurance products, MONY Life’s career agency sales force, and its complementary distribution channels.

  Career Agency Sales Force —

      The Company believes that its managerial agency system and career agency sales force is a competitive advantage in the marketplace. Distribution through career agents allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

      MONY Life’s career agency sales force consisted of approximately 2,191 domestic field agents at December 31, 2000. The sales force is organized as a managerial agency system under which 57 agency managers as of December 31, 2000 supervise the marketing and sales activities of agents in defined marketing territories in the United States and Europe. The agency managers are all employees of MONY Life, while the career agents are all independent contractors and not employees of MONY Life. The contract with each career agent requires the agent to submit to MONY Life applications for policies of insurance issued by the Company. MONY Life and the Company’s compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and the Company and for products issued by insurance companies not affiliated with MONY Life or the Company, made available by MONY Life’s insurance brokerage operations, MONY Brokerage, Inc. and its broker-dealer, MONY Securities Corporation (“MSC”). Those incentives include counting first year commissions for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MONY Brokerage, Inc. and MSC make available products issued by other insurance companies that neither MONY Life nor the Company issues.

      In 2000, MONY Life had 645 agents who were members of Million Dollar Round Table (“MDRT”), an industry designation based on sales which result in annual first-year commissions of $57,000 or more, up from 475 in 1999. The Company believes that the percentage of its career agents who are MDRT members is among the highest in the industry.

      MONY Life’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers designed to more closely align the interests of the managers with those of MONY Life.

      MONY Life has several programs to recruit and train its career agents. As a result of its recruiting programs, MONY Life hired 1,012 new agents in 2000. These agents participate in the redesigned training programs.

      MONY Life segments its career agency sales force into four groups according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new agents with little or no experience in the industry; a tier for experienced agents who are producing at superior levels; and two tiers in between.

      MONY Life believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, MONY Life is able to increase the number and quality of new agents recruited each year. MONY Life believes that the tiering system allows MONY Life to attract and retain already established and successful agents by providing an environment in which such agents can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other agents by providing marketing and training support that is responsive to such agents’ career development needs.

      The Company also derives part of its sales through MONY Life’s complementary distribution channels. During 2000, these channels included sales to corporations and direct marketing focusing on contacting middle income and other customers through direct marketing and the Internet.

Pricing and Underwriting

      Insurance underwriting involves a determination of the type and amount of risk, which an insurer is willing to accept. The Company’s underwriters evaluate each policy application on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of the Company’s products is affected by the degree to which future experience deviates from these assumptions.

Reinsurance

      The Company uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse The Company for the ceded amount in the event the claim is paid. However, the Company remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to the Company.

      Life insurance business is ceded under various reinsurance contracts. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $7.2 billion, $4.8 billion, and $4.5 billion at December 31, 2000, 1999, and 1998, respectively.

      The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the Company’s financial statements at December 31, 2000 that was due from each reinsurer, including reinsurance recoverable reported in the financial statements under the caption “Amounts Due From Reinsurers” (which amounted to $30.7 million).

Reinsurers:

Lincoln National Life Insurance Company	28.0%

Swiss Re Life Insurance Company of America	23.2

RGA Reinsurance Co.	16.9

Allianz Life Insurance Company	16.2

Transamerica Occidental LIC	7.8

All Other	7.9

100.0%

      The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL after January 1, 2000. At December 31, 2000 and 1999, the Company recorded a payable $6.2 million and $7.7 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet. See Note 3 of the Financial Statements.

Competition

      The Company believes that competition in the Company’s lines of business is based on service, product features, price, compensation structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher claims paying ability ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance and investment products.

      The Gramm-Leach-Bliley Act of 1999 permits business combinations of commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurance companies and to offer annuity products of life insurance companies may materially adversely affect all of the Company’s product lines by substantially increasing the number, size and financial strength of potential competitors.

      The Company must attract and retain productive agents to sell its insurance and annuity products. Strong competition exists among insurance companies for agents with demonstrated ability. Management believes that key bases of competition among insurance companies for agents with demonstrated ability include a company’s financial position and the services provided to, and relationships developed with, these agents in addition to compensation and product structure.

Regulation

  General Regulation at the State Level

      MONY Life Insurance Company of America (“MLOA”) is licensed and regulated in all states other than New York and is subject to extensive regulation and supervision in the jurisdictions in which it does business.

      The laws of the various states establish state insurance departments with broad administrative powers to approve policy forms and, for certain lines of insurance, rates, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In addition, the New York Insurance Department imposes additional regulations including restrictions on certain selling expenses. The aforementioned regulation by the state insurance departments is for the benefit of policyholders, not stockholders.

      In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See the notes to the financial statements. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations.

      The Company and MONY Life continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

  Risk-Based Capital Requirements

      To enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement Risk Based Capital (“RBC”) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

      The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level RBC and its total adjusted capital. The model law sets forth the points at which a superintendent of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level RBC, which is set at twice the Authorized Control Level RBC. The second level is the Regulatory Action Level RBC, set at 1.5 times the Authorized Control Level RBC. The third is the Authorized Control Level RBC, and the fourth is the Mandatory Control Level RBC, set at 70% of the Authorized Control Level RBC.

      If an insurance company’s adjusted capital is higher than the Regulatory Action Level but below the Company Action Level, the insurance company must submit to its superintendent of insurance a comprehensive financial plan. If an insurance company’s adjusted capital is higher than the Authorized Control level but lower than the Regulatory Action Level, the superintendent of insurance shall perform such examination or analysis as he or she deems necessary of the insurer’s business and operations and issue any appropriate corrective orders to address the insurance company’s financial problems. If an insurer’s adjusted capital is higher than the Mandatory Control Level but lower than the Authorized Control Level, the superintendent may place the insurer under regulatory control. If the insurance company’s adjusted capital falls below the Mandatory Control Level, the superintendent will be required to place the insurer under regulatory control. The adjusted RBC capital ratios of all the Company’s insurance subsidiaries at December 31, 2000 and 1999 were in excess of the Company Action Levels.

  Assessments Against Insurers

      Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. These arrangements provide certain levels of protection to policyholders from losses under insurance policies (and certificates issued under group insurance policies issued by life insurance companies) issued by insurance companies that become impaired or insolvent. Typically, assessments are levied (up to prescribed limits) on member insurers on a basis that is related to the member insurer’s proportionate share of the business written by all member insurers in the appropriate state.

  Securities Laws

      The Company is subject to various levels of regulation under the federal securities laws administrated by the Securities and Exchange Commission (the “Commission”) and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Certain annuity contracts and insurance policies issued by the Company are registered under the Securities Act of 1933, as amended (the “Securities Act”).

      The Company is an investment advisor, registered under the Investment Advisors Act of 1940, as amended (the “Investment Advisers Act”). The Investment Company managed by the Company is registered with the Commission under the Investment Company Act.

      The Company may also be subject to similar laws and regulations in the states in which it provides investment advisory services, offer the products described above or conduct other securities related activities.

  Potential Tax Legislation

      Congress has, from time to time, considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. Any such legislation could also adversely affect purchases of annuities and life insurance. Additionally, legislation has been proposed to repeal the federal estate tax that could adversely affect the purchase of life insurance.

  Environmental Considerations

      As owners and operators of real property, MONY Life and certain of its subsidiaries are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, MONY Life and certain of its subsidiaries hold equity stakes in companies that could potentially be subject to environmental liabilities. MONY Life assesses the business and properties and its level of involvement in the operation and management of such companies. MONY Life routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by MONY Life. While there can be no assurance that unexpected environmental liabilities will not arise, based on these environmental assessments and compliance with MONY Life’s internal procedures, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not have a material adverse effect on the Company’s financial position or results of operations.

Employees

      The Company has no employees. The Company has entered into a service agreement with its parent, MONY Life, pursuant to which MONY Life provides services necessary to operate the business of the Company.

ITEM 1A.  Directors and Executive Officers

The names of the executive officers of the MONY Group and MONY Life Insurance Company and their respective ages and positions are as follows:

Name	Age	Position

Michael I. Roth	55	Director, Chairman and Chief Executive Officer

Samuel J. Foti	49	Director, President and Chief Operating Officer

Richard E. Conners	48	Director

Richard Daddario	53	Director, Vice President and Controller

Phillip A. Eisenberg	58	Director, Vice President and Actuary

Margaret G. Gale	49	Director and Vice President

Stephen J. Hall	53	Director

Charles P. Leone	61	Director, Vice President and Chief Compliance Officer Insurance Company

Kenneth M. Levine	54	Director and Executive Vice President

David S. Waldman	52	Secretary

Dave Weigel	54	Treasurer

Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company and MONY Life Insurance Company.

Mr. Roth is Director, Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board (since July 1993) and Chief Executive Officer (since January 1993) of MONY Life and has been a Trustee since May 1991. He has also served as MONY Life’s President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from January 1991 to January 1993) and Executive Vice President and Chief Financial Officer (from March 1989 to January 1991). Mr. Roth has been with MONY Life for 11 years. Mr. Roth serves on the board of directors of the American Council of Life Insurance, The Life Insurance Council of New York, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., Lincoln Center for the Performing Arts Leadership Committee, Life Office Management Association, New York City Partnership and Chamber of Commerce, Inc., and Committee for Economic Development. He is also Chairman of the Board of Insurance Marketplace Standards Association.

Samuel J. Foti is Director, President and Chief Operating Officer of the Company. He is President and Chief Operating Officer (since February 1994) of MONY Life Insurance Company and has been a Director since January 1993. He has also served as MONY Life Insurance Company’s Executive Vice President (from January 1991 to February 1994) and Senior Vice President (from April 1989 to January 1991). Mr. Foti has been with MONY Life Insurance Company for 12 years. Mr. Foti previously served on the board of directors of the Life Insurance Marketing and Research Association, where he served as Chairman from October 1996 through October 1997, and currently serves on the boards of Enterprise Group of Funds, Inc., Enterprise Accumulation Trust and The American College.

Richard E. Connors is Director of the Company. He is Senior Vice President of MONY Life Insurance Company (since February 1994). He has also served as MONY Life Insurance Company’s Regional Vice President — Western Region (from June 1991 to February 1994), Vice President — Small Business Marketing (from January 1990 to June 1991) and Vice President — Manpower Development (from March 1988 to January 1990). Mr. Connors has been with MONY Life Insurance Company for 12 years.

Richard Daddario is Director, Vice President and Controller of the Company. He is Executive Vice President and Chief Financial Officer (since April 1994) of MONY Life. He has also served as MONY Life Insurance Company’s Chief Financial Officer (from January 1991 to present) and Senior Vice President (from July 1989 to April 1994). Mr. Daddario has been with MONY Life Insurance Company for 11 years.

Phillip A. Eisenberg is Director, Vice President and Actuary of the Company. He is Senior Vice President and Chief Actuary of MONY Life (since April 1993). He has also served as MONY Life’s Vice President — Individual Financial Affairs, (from January 1989 to March 1993). Prior to that time, Mr. Eisenberg held various positions within MONY Life Insurance Company. Mr. Eisenberg has been with MONY Life Insurance Company for 36 years.

Margaret G. Gale is Director and Vice President of the Company. She is Vice President of MONY Life (since February 1991). She has also served as Vice President — Policyholder Services (from 1988 to 1991). Ms. Gale has been with MONY Life for 22 years.

Stephen J. Hall is Director of the Company. He is Senior Vice President of MONY Life Insurance Company (since February 1994). He has also served as MONY Life Insurance Company’s Vice President & Chief Marketing Officer (from November 1990 to February 1994) and prior to that time was manager of MONY Life Insurance Company’s Boise, Idaho insurance agency. Mr. Hall has been with MONY Life Insurance Company for 27 years.

Charles P. Leone is Director, Vice President and Chief Compliance Officer of the Company. He is Vice President and Chief Corporate Compliance Officer of MONY Life (since 1996). He has also served as Vice President of MONY Life (from 1987 to 1996); Mr. Leone has been with MONY Life for 32 years.

Kenneth M. Levine is Director and Executive Vice President of the Company. He is Executive Vice President (since February 1990) and Chief Investment Officer (since January 1991) of MONY Life Insurance Company. He has also served as MONY Life Insurance Company’s Senior Vice President — Pensions (from January 1988 to February 1990). Prior to that time, Mr. Levine held various management positions within MONY Life Insurance Company. Mr. Levine has been with MONY Life Insurance Company for 28 years.

David S. Waldman is Secretary of the Company. He is Assistant Vice President and Senior Counsel — Operations (since 1992). He has also served as Assistant General Counsel of MONY Life (from 1986 to 1992). Mr. Waldman has been with MONY Life for 18 years.

David V. Weigel is Treasurer of the Company. He is Vice President-Treasurer of MONY Life (since 1994). He has also served as Assistant Treasurer of MONY Life (from 1986 to 1994). Mr. Weigel has been with the Company for 32 years.

ITEM 2.  Properties

      The Company’s administrative offices are located at MONY Life’s office, located at 1740 Broadway, New York, New York and consists of approximately 264,570 square feet. MONY Life also has office facilities in Syracuse, New York, for use in its insurance operations, which consist of approximately 578,970 square feet in the aggregate. MONY Life also leases all 110 of its agency and its subsidiary offices, which consist of approximately 573,636 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.  Legal Proceedings

      See Note 12 of the Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

ITEM 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      None

ITEM 6.  Selected Financial Information

      The following table sets forth selected financial information for the Company. The selected financial information as of and for each of the years presented has been derived from the Company’s audited financial statements and in the opinion of management, presents fairly such financial information in conformity with GAAP except as described in Note 1 to the Selected Financial Information. The selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial statements and the notes thereto and the other financial information included elsewhere herein.

	As of and for the Year December 31,

	2000	1999	1998	1997(1)	1996(1)

	($ in millions)

Income Statement Data:

Revenues:

Universal life and investment-type product policy fees	$158.2	$143.1	$122.0	$100.8	$80.8

Premiums	37.3	9.2	1.7	0.1	0.0

Net investment income	92.7	94.7	94.6	99.1	102.0

Net realized gains (losses) on investments(2)	(5.1)	(0.3)	7.1	2.7	0.9

Other income	12.1	7.6	7.6	5.5	4.8

Total revenues	295.2	254.3	233.0	208.2	188.5

Total benefits and expenses	267.9	224.4	211.1	195.4	175.4

Income before income taxes	27.3	29.9	21.9	12.8	13.1

Income tax expense	8.0	10.5	7.7	4.5	4.6

Net income	$19.3	$19.4	$14.2	$8.3	$8.5

Balance Sheet Data:

Total assets	$5,930.9	$6,170.5	$5,889.4	$5,291.5	$4,234.9

Total debt	46.9	49.0	—	—	—

Total liabilities	5,551.4	5,866.6	5,599.6	5,029.5	3,995.3

Shareholders’ equity	379.5	303.9	289.8	262.0	239.6

(1)	The balance sheet data presented as of December 31, 1996 was derived from unaudited financial information not included elsewhere herein.

(2)	Includes writedowns for impairment and net changes in valuation allowances on real estate, mortgage loans and investment securities aggregating $5.5 million, $0.9 million, $(0.1) million, $(0.3) million, and $0.4 million for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results presented below should be read in conjunction with the “Selected Financial Information” and the Financial Statements and related footnotes and other financial information included elsewhere herein.

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

      The Company’s primary business is to provide asset accumulation and life insurance products to business owners, growing families, and pre-retirees. The Company’s insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life’s career agency sales force and its complementary distribution channels. These products are sold in 49 states (not including New York), the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

Results of Operations

	As of and for the Year Ended
	December 31,

	2000	1999	1998

	($ in millions)

Revenues:

Universal life and investment-type product policy fees	$158.2	$143.1	$122.0

Premiums	37.3	9.2	1.7

Net investment income	92.7	94.7	94.6

Net realized gains (losses) on investments	(5.1)	(0.3)	7.1

Other income	12.1	7.6	7.6

Total revenues	295.2	254.3	233.0

Benefits and expenses:

Benefits to policyholders	68.1	43.6	34.9

Interest credited to policyholders’ account balances	62.4	63.5	65.1

Amortization of deferred policy acquisition costs	48.8	43.5	35.5

Other operating costs and expenses	88.6	73.8	75.6

Total benefits and expenses	267.9	224.4	211.1

Income before income taxes	27.3	29.9	21.9

Income tax expense	8.0	10.5	7.7

Net income	19.3	19.4	14.2

Other comprehensive income (loss), net	6.3	(15.3)	1.1

Comprehensive income	$25.6	$4.1	$15.3

Factors Affecting Profitability

      The Company derives its revenues principally from: (i) insurance, administrative and surrender charges on universal life and annuity products, (ii) asset management fees from separate account products, (iii) premiums on non-participating term life insurance, and (iv) net investment income and realized capital gains on general account assets. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals), and general business expenses.

      The Company’s profitability depends in large part upon (i) the amount of its assets, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iii) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy) and (v) its ability to manage the market and credit risks associated with its invested assets. External factors, such as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Universal life (“UL”) and investment-type product fees were $158.2 million for 2000, an increase of $15.1 million, or 10.6%, from $143.1 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

Variable universal life (“VUL”) and corporate sponsored variable universal life (“CSVUL”) product fees were $54.4 million for 2000, an increase of $17.5 million, from $36.9 million reported in the comparable prior year period. The increase in fees is primarily due to higher charges for the cost of insurance, administrative charges and loading charges of $5.1 million, $5.1 million and $4.5 million.

UL product fees were $50.4 million for 2000, a decrease of $0.5 million, from $50.9 million reported in the comparable prior year period. The decrease is primarily due to reduced administrative charges, loading and surrender charges of $1.1 million and an increased cost of insurance charges and lower unearned revenue (amount assigned to the policyholders for future services) of $0.6 million.

The increases in VUL and UL were partially offset by a decrease in flexible premium variable annuity (“FPVA”) product fees which were $63.1 million for 2000, a decrease of $1.3 million, from $64.4 million reported in the comparable prior year period, due to declines and fund values. The decline in annuity fund values was primarily due to increased competition in the marketplace, the introduction by some companies of bonus annuities, which the Company elected not to offer, and the aging of the block of business. The Company has taken actions to reverse this trend, including changes in agent compensation plans, the establishment of a conservation unit, introduction of an exchange program which allows policyholders to exchange their old policies to a new product series, and increased education and training of the Company’s career agency sales force to emphasize the value of our annuity line compared to the competition.

      Premium revenue was $37.3 million for 2000, an increase of $28.1 million from $9.2 million reported in the comparable prior year period. Approximately $22.2 million of the increase was a result of increased cessions under a modified co-insurance agreement between U.S. Financial Life (“USFL”) and the Company. The additional increase is a result of renewal premiums relating to level term business, which has been trending upward since the Company began offering this product during the fourth quarter of 1997.

      Net investment income was $92.7 million for 2000, a decrease of $2.0 million, or 2.1%, from $94.7 million reported in the comparable prior year period. The decrease was primarily related to a decrease in the average balances of invested assets of $31.9 million, which was partially offset by a 2 basis point increase in portfolio yields.

      Net realized losses on investments were $5.1 million for 2000, a increase of $4.8 million, from a net realized loss of $0.3 million reported in the comparable prior year period. The following table sets forth the components of net realized loss by investment category for 2000 compared to 1999.

	For the Years Ended
	December 31,

	2000	1999

Fixed maturities	$(5.3)	$(0.2)

Mortgage loans	0.1	(0.3)

Real estate	0.1	(0.5)

Other	0.0	0.7

	$(5.1)	$(0.3)

      Other income was $12.1 million for the year ended December 31, 2000 compared to and $ 7.6 million for the year ended December 31, 1999, an increase of $4.5 million, or 59.2%. The increase is primarily due to higher funds received on supplementary contracts.

      Benefits to policyholders were $68.1 million for 2000, an increase of $24.5 million, or 56.2%, from $43.6 million reported in the comparable prior year period. The increase is primarily a result of (i) higher assumed benefits from USFL of $12.4 million, (ii) an increase in traditional death benefits of $8.9 million, and (iii) higher death benefits related to COLI business of $3.7 million in 2000.

      Interest credited to policyholders’ account balances was $62.4 million for 2000, a decrease of $1.1 million, or 1.7%, from $63.5 million reported in the comparable prior year period. The decrease was primarily due to lower interest credited on single premium deferred annuity (“SPDA”) account balances and other declining lines of business and modest declines in crediting rates which reduced interest crediting by approximately $4.5 million, offset by increases in interest crediting on COLI of $3.6 million.

      Amortization of deferred policy acquisition costs (“DAC”) was $48.8 million for 2000, an increase of $5.3 million, or 12.2%, from $43.5 million reported in the comparable prior year period. The increase in DAC amortization was primarily due to $4.7 million higher amortization related to the Company’s VUL business as a result of improved mortality, and higher amortization of $2.6 million related to the modified co-insurance agreement between USFL and the Company. This was offset in part by a $2.4 million reduction if FPVA amortization, due to the growing levels of exchange activity to the new variable annuity products where better persistency is expected.

      Other operating costs and expenses were $88.6 million for 2000, an increase of $14.8 million, or 20.1%, from $73.8 million reported in the comparable prior year period. The increase is due to higher general expenses, commissions and expenses related to assumed business from USFL.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Universal life (“UL”) and investment-type product fees were $143.1 million for 1999, an increase of $21.1 million, or 17.3%, from $122.0 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

Flexible premium variable annuity (“FPVA”) product fees were $64.4 million for 1999, an increase of $8.4 million, from $56.0 million reported in the comparable prior year period. The increase in FPVA fees is primarily due to surrender charges, which were $7.1 million higher than in 1998. FPVA account value increased $103.5 million during 1999 to $4,279.6 million, as compared to $4,176.1 million in 1998. The increase in account value in 1999 resulted from new sales and other deposits of $378.5 million and market appreciation of $450.4 million, offset by approximately $725.4 million in withdrawals and surrenders. New sales of variable annuities during 1999 were $379 million, a decrease of $151 million, or 28.5%, from $529 million reported for 1998. The decline in annuity sales was primarily due to: (i) increased competition in the marketplace, (ii) the introduction by some companies of bonus annuities, which the Company elected not to offer, and (iii) delays in obtaining approval of the Company’s new annuity products in certain key states. During 1999, the Company took actions to reverse this trend, including changes in agent compensation plans, product improvements (including the addition of new fund options offered through the Company’s annuities), and increased education and training of the Company’s career agency sales force to emphasize the value of our annuity line compared to the competition.

Variable universal life (“VUL”) and corporate sponsored variable universal life (“CSVUL”) product fees were $36.9 million for 1999, an increase of $16.2 million, from $20.7 million reported in the comparable prior year period. The increase in fees is primarily due to higher charges for the cost of insurance, loading and surrender charges of $8.8 million, $3.5 million and $1.6 million, respectively, and reduced unearned revenue (amounts assigned to the policyholders for future services) of $2.9 million.

UL product fees were $50.9 million for 1999, a decrease of $2.4 million, from $53.3 million reported in the comparable prior year period. The decrease is primarily due to reduced loading and surrender charges of $2.0 million and lower unearned revenue (amount assigned to the policyholders for future services) of $0.5 million.

      Premium revenue was $9.2 million for 1999, an increase of $7.5 million from $1.7 million reported in the comparable prior year period. Approximately $4.0 million of the increase was a result of a modified co-insurance agreement between U.S. Financial Life (“USFL”) and the Company. The additional increase is a result of renewal premiums and new premiums relating to level term business, which has been trending upward since the Company began offering this product during the fourth quarter of 1997.

      Net investment income was $94.7 million for 1999, an increase of $0.1 million, or 0.1%, from $94.6 million reported in the comparable prior year period. The increase is primarily related to an increase in the average balances of invested assets of $6.5 million between the periods, which was partially offset by a 7 basis point decrease in portfolio yields.

      Net realized losses on investments were $0.3 million for 1999, a decrease of $7.4 million or 104.2%, compared to a net realized gain of $7.1 million reported in the comparable prior year period. The decrease is primarily due to lower sales/prepayments gains on fixed maturities of $3.2 million, lower sales gains on real estate and real estate partnerships of $2.0 million, higher losses on provisions for allowances on mortgage loans and real estate of $1.2 million and lower mortgage sales gains of $1.0 million. The following table sets forth the components of net realized losses by investment category for 2000 compared to 1999.

	For the Years Ended
	December 31,

	1999	1998

Fixed maturities	$(0.2)	$2.6

Mortgage loans	(0.3)	1.4

Real estate	(0.5)	2.5

Other	0.7	0.6

	$(0.3)	$7.1

      Other income was $7.6 million for 1999 and 1998, which consists mostly of fees for supplementary contracts.

      Benefits to policyholders were $43.6 million for 1999, an increase of $8.7 million, or 24.9%, from $34.9 million reported in the comparable prior year period. The increase is primarily a result of higher UL death claims of $5.1 million to $30.8 million in 1999 from $25.7 million in 1998. Corporate-owned life insurance (“COLI”), a new product introduced in 1998, death claims (before reinsurance) increased to $2.9 million in 1999 from $0.0 million in 1998.

      Interest credited to policyholders’ account balances was $63.5 million for 1999, a decrease of $1.6 million, or 2.5%, from $65.1 million reported in the comparable prior year period. The decrease was primarily due to lower single premium deferred annuity (“SPDA”) account balances and modest declines in crediting rates which reduced interest crediting amounts by approximately $3.4 million. During 1999, SPDA account value decreased $55.3 million to $248.4 million at December 31, 1999 from $303.7 million at December 31, 1998 as a result of continued withdrawals in 1999. This was offset by a $1.1 million increase in FPVA interest credited due to increases in general account fund balances for this product.

      Amortization of deferred policy acquisition costs (“DAC”) was $43.5 million for 1999, an increase of $8.0 million, or 22.5%, from $35.5 million reported in the comparable prior year period. The increase in DAC amortization was the result of $4.5 million higher amortization related to the Company’s VUL business as a result of better mortality and rapid growth in the product, $1.6 million related to the modified co-insurance agreement between USFL and the Company for traditional life products and an increase of $1.4 million due to higher expected gross profits in the FPVA business offset by the effect of the FPVA exchange program.

      Other operating costs and expenses were $73.8 million for 1999, a decrease of $1.8 million, or 2.4%, from $75.6 million reported in the comparable prior year period. The decrease is due to higher capitalized slightly offset by higher general expenses and commissions.

Liquidity and Capital Resources

      The Company’s cash inflows are provided mainly from annuity considerations and deposit funds, investment income and maturities and sales of invested assets and term life insurance premiums. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, operating expenses and income taxes. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates.

      The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes.

      The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2000 and 1999.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at		Amount at
	December 31,	Percent	December 31,	Percent
	2000	of Total	1999	of Total

	($ in millions)

Not subject to discretionary withdrawal provisions	$54.5	1.4%	$57.8	1.3%

Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	3,577.7	89.1%	4,025.5	88.7

Subtotal	3,632.2	90.5%	4,083.3	90.0

Subject to discretionary withdrawal — without adjustment at carrying value	382.2	9.5%	451.8	10.0

Total annuity reserves and deposit liabilities (gross of reinsurance)	$4,014.4	100.0%	$4,535.1	100.0%

      The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Year Ended December 31,

	2000	1999	1998

	($ in millions)

Product Line:

Variable and universal life	$37.2	$36.0	$28.3

Annuities(1)	665.0	739.5	406.5

Total	$702.2	$775.5	$434.8

(1)	Excludes approximately $767.1 million and $724.9 million in 2000 and 1999 respectively relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

      Annuity surrenders have decreased for the year ended December 31, 2000 and 1999 as compared to the comparable prior year periods primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. In July, 1999, the Company responded to this trend by enhancing its variable annuity products by offering new investment fund choices. The Company has also embarked on a conservation program. In addition, the Company has established a special conservation unit and offers policyholders the opportunity to exchange their contracts for a new product series. The positive efforts are reflected in the decrease in surrender activity in 2000 as compared to 1999. See “New Business Information.”

      During 2000, the Company reported cash used in operations of $94.2 million, as compared to $64.6 million during 1999, an increase of $29.6 million between the periods. The decrease in net cash flow from operations resulted primarily from higher operating expense, higher benefits payment and lower cash net investment income. In 2000, net cash flow provided by financing activities was $78.3 million, an increase of $7.9 million from $70.4 million in the prior year. This increase is primarily due to a $50.5 million note payable issued in 1999 offset by a $40 million increase in capital contributions and a $19 million increase in deposits on interest-sensitive products. The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of December 31, 2000, the Company had readily marketable fixed maturity securities with a carrying value of $1,014.7 million, which were comprised of $477.0 million public and $537.7 million private fixed maturity securities. At that date, approximately 88.8% of the Company’s fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at December 31, 2000, the Company had cash and cash equivalents of $104.8 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

      At December 31, 2000, the Company had commitments to issue $4.8 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 7.35% to 8.20%. The Company had no commitments outstanding for private fixed maturity securities as of December 31, 2000. In addition, at that date the Company had no outstanding commitments to issue any fixed rate commercial mortgage loans.

      Of the $49.0 million of currently outstanding commercial mortgage loans in the Company’s investment portfolio at December 31, 2000, $3.6 million, $8.7 million and $0.0 million are scheduled to mature in 2001, 2002 and 2003, respectively. See “Investments — Mortgage Loans — Commercial Mortgage Loans”.

      At December 31, 2000, aggregate maturities of long-term debt based on required remaining principal payments for 2001 and the succeeding four years are $2.3 million, $2.4 million, $2.6 million, $2.8 million and $3.0 million, respectively, and $33.8 million thereafter.

      Aggregate contractual debt service payments on the Company’s debt at December 31, 2000, for 2001 and the succeeding four years are $5.4 million each year and $44.4 million thereafter.

      The National Association of Insurance Commissioners (“NAIC”) established Risk Based Capital (“RBC”) requirements to help state regulators monitor and safeguard life insurers’ financial strength by identifying those companies that may be inadequately capitalized. The RBC guidelines provide a method to measure the adjusted capital (statutory-basis capital and surplus plus the Asset Valuation Reserve (“AVR”) and other adjustments) that a life insurance company should have for regulatory purposes, taking into consideration the risk characteristics of such company’s investments and products. A life insurance company’s RBC ratio will vary over time depending upon many factors, including its earnings, the nature, mix and credit quality of its investment portfolio and the nature and volume of the products that it sells.

      While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The Company’s adjusted RBC capital ratio at December 31, 1998 and December 31, 1997 were in excess of the minimum required RBC.

Effects of Inflation

      The Company does not believe that inflation has had a material effect on its results of operations except insofar as inflation affects interest rates.

INVESTMENTS

General

      The Company’s investment operations are managed by MONY Life’s investment area pursuant to an agreement between the Company and MONY Life dated January 1, 1982. The investment area reports directly to the Chief Investment Officer of MONY Life. The investment area, in consultation with the product actuaries of MONY Life is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration and other characteristics of the Company’s investment portfolio.

      The Company had total assets at December 31, 2000 of approximately $5.9 billion. Of the Company’s total assets at such date, approximately $1.8 billion represented assets held in the Company’s general account and approximately $4.1 billion were held in the Company’s separate accounts, for which the Company does not generally bear investment risk.

      Separate account assets are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company’s consolidated statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

      The following table summarizes the invested assets held in the general account of the Company at the dates indicated.

Invested Assets

	As of December 31,

	2000		1999

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	($ in millions)

Fixed maturities	$1,014.7	77.2%	$1,048.8	80.0%

Mortgage loans on real estate	116.1	8.8	165.0	12.6

Policy loans	69.4	5.3	58.8	4.5

Real estate(1)	5.4	0.4	6.9	0.5

Other invested assets	3.4	0.3	2.3	0.2

Cash and cash equivalents	104.8	8.0	28.9	2.2

Total invested assets	$1,313.8	100.0%	$1,310.7	100.0%

(1)	Real estate to be disposed of was $2.3 million and $1.6 million for 2000 and 1999, respectively. Real estate held for investment was $3.1 million and $5.3 million for 2000 and 1999, respectively.

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

Investment Results by Asset Category

	2000	1999	1998

Fixed maturities	7.2%	7.4%	7.4%

Mortgage loans on real estate	7.9	8.1	8.7

Policy loans	7.0	6.9	7.4

Real estate	7.1	6.6	3.3

Other invested assets	5.6	14.3	6.1

Cash and cash equivalents	7.8	4.3	3.0

Total invested assets before investment expenses	7.3	7.3	7.2

Investment expenses	(0.1)	(0.2)	(0.1)

Total invested assets after investment expenses	7.2%	7.1%	7.1%

      The yield on general account invested assets (including net realized gains and losses on investments) was 6.7%, 7.1%, and 7.6% for the years ended December 31, 2000, 1999, and 1998 respectively.

Fixed Maturities

      Fixed maturities consist of publicly traded debt securities and privately placed debt securities and represented 77.2% and 80.0% of total invested assets at December 31, 2000 and 1999, respectively.

      The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations”. The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations’ credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

      The following table presents the Company’s fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 2000 and 1999, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturities by Credit Quality

		As of December 31, 2000			As of December 31, 1999

NAIC	Rating Agency	Amortized	% of	Estimated	Amortized	% of	Estimated
Rating	Equivalent Designation	Cost	Total	Fair Value	Cost	Total	Fair Value

		($ in millions)

1	Aaa/Aa/A	$456.7	45.3%	$460.2	$503.2	46.9%	$492.2

2	Baa	441.0	43.5	441.2	514.9	47.9	501.6

3	Ba	88.6	8.5	85.9	53.4	4.8	50.1

4	B	22.0	2.0	19.8	5.0	0.4	4.6

5	Caa and lower	11.0	0.7	7.6	0.3	0.0	0.3

	Total fixed maturities	$1,019.3	100.0%	$1,014.7	$1,076.8	100.0%	$1,048.8

      The Company utilizes its investments in privately placed fixed maturities to exchange the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. These privately placed securities are also used to enhance cash flow as a result of sinking fund payments. Generally, private placements provide the Company with broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

      At December 31, 2000, the percentage, based on estimated fair value, of total public and private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 88.8% compared to 94.8% for December 31, 1999. The fixed maturities portfolio was comprised, based on estimated fair value, of 47.0% in public fixed maturities and 53.0% in private fixed maturities at December 31, 2000 and 51.4% in public fixed maturities and 48.6% in private fixed maturities at December 31, 1999. Generally, private placements provide the Company with broader access to management information, negotiated loan covenants, call protection features and, where applicable, a high level of collateral. Nevertheless, privately placed securities are generally not freely tradable because of restrictions under federal and state securities laws and the absence of a liquid trading market.

      The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

      The Company defines problem securities in the fixed maturity category as securities which, (i) are in default as to principal or interest payments (ii) are to be restructured pursuant to commenced negotiations (iii) went into bankruptcy subsequent to acquisition or (iv) are deemed to have other than temporary impairments to value. The fair value of problem fixed maturities was $12.5 million and $4.8 million at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, interest income was not accrued on problem fixed maturities.

      The Company defines potential problem securities in the fixed maturity category as securities of companies that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these securities are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk. The fair value of potential problem fixed maturities was $6.2 million and $6.4 million at December 31, 2000 and 1999, respectively.

      The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at December 31, 2000 and 1999, respectively.

      The following table sets forth the total carrying values of the Company’s fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities.

Problem, Potential Problem and Restructured Fixed Maturities at Fair Value

	As of December 31,

	2000	1999

	($ in millions)

Total fixed maturities (public and private)	$1,014.7	$1,048.8

Problem fixed maturities	12.5	4.8

Potential problem fixed maturities	6.2	6.4

Restructured fixed maturities	0.0	0.0

Total problem, potential problem & restructured fixed maturities	$18.7	$11.2

Total problem, potential problem & restructured fixed maturities as a percent of total fixed maturities	1.8%	1.1%

      The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 2000 and 1999 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2000		As of December 31, 1999

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	($ in millions)

Due in one year or less	$46.6	$46.8	$75.8	$76.2

Due after one year through five years	263.4	263.2	275.8	274.9

Due after five years through ten years	414.0	406.1	383.8	366.5

Due after ten years	79.2	79.0	119.9	113.7

Subtotal	$803.2	795.1	855.3	831.3

Mortgage-backed and other asset-backed securities	216.1	219.6	221.5	217.5

Total	$1,019.3	$1,014.7	$1,076.8	$1,048.8

Fixed Maturities Portfolio by Industry as of December 31, 2000

	Publicly Traded		Privately Placed		Total

	Fair	% of	Fair	% of	Fair	% of
Industry Class	Value	Total	Value	Total	Value	Total

	($ in millions)

Consumer Goods & Services	$27.6	5.8%	$171.8	31.9%	$199.4	19.7%

Non-Government — Asset/ Mortgage Backed	82.6	17.3	77.7	14.5	160.3	15.8

Energy	37.4	7.8	86.6	16.0	124.0	12.2

Financial Services	58.6	12.3	28.0	5.2	86.6	8.5

Public Utilities	44.2	9.3	40.7	7.6	84.8	8.4

Other Manufacturing	9.6	2.0	53.9	10.0	63.5	6.3

Banks	54.6	11.5	8.6	1.6	63.2	6.2

Transportation/ Aerospace	39.4	8.3	21.4	4.0	60.9	6.0

Mortgage-Backed — Government & Agency(1)	59.3	12.4	—	—	59.3	5.8

Nat/ Res/ Manuf (non-energy)	6.8	1.4	40.1	7.5	46.9	4.6

Government & Agency	38.4	8.0	—	—	38.4	3.8

Telecommunications	18.4	3.9	—	—	18.4	1.8

Media/ Adver/ Printing	—	—	5.2	1.0	5.2	0.5

Cable Television	—	—	3.8	0.7	3.8	0.4

Total	$476.9	100.0%	$537.8	100.0%	$1,014.7	100.0%

Fixed Maturities Portfolio by Industry as of December 31, 1999

	Publicly Traded		Privately Placed		Total

	Fair	% of	Fair	% of	Fair	% of
Industry Class	Value	Total	Value	Total	Value	Total

	($ in millions)

Consumer Goods & Services	$40.6	7.5%	132.4	26.0%	$173.0	16.5%

Energy	37.0	6.9	100.9	19.8	137.9	13.2

Non-Government — Asset/ Mortgage Backed	76.4	14.1	58.7	11.5	135.1	12.9

Public Utilities	62.2	11.5	47.8	9.4	110.0	10.5

Financial Services	75.0	13.9	24.3	4.8	99.3	9.5

Mortgage-Backed — Government & Agency(1)	82.4	15.3	—	—	82.4	7.9

Other Manufacturing	13.3	2.5	60.0	11.8	73.3	7.0

Transportation/ Aerospace	47.4	8.8	24.1	4.7	71.5	6.8

Banks	53.1	9.8	3.0	0.6	56.1	5.3

Nat/ Res/ Manuf (non-energy)	8.9	1.7	42.0	8.3	50.9	4.9

Government & Agency	25.4	4.7	—	—	25.4	2.4

Telecommunications	17.9	3.3	0.4	0.1	18.3	1.7

Cable Television	—	—	8.9	1.7	8.9	0.8

Media/ Adver/ Printing	—	—	5.1	1.0	5.1	0.5

Bank Holding Companies	—	—	1.6	0.3	1.6	0.1

Total	$539.6	100.0%	$509.2	100.0%	$1,048.8	100.0%

(1)	Mortgage-Backed — Government & Agency industry are bonds collateralized by mortgages backed by the Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corp., or Canadian Housing Authority.

      At December 31, 2000, the Company’s largest unaffiliated single concentration of fixed maturities consisted of $46.1 million of carrying value of Federal Home Loan Mortgage Corporation (FHLMC) fixed maturities which represented approximately 3.5% of total invested assets at December 31, 2000. The largest non-government issuer consists of $21.0 million of Acuson notes. These notes represented approximately 1.6% of total invested assets at December 31, 2000. (See Note 10 to the Consolidated Financial Statements.) No other individual non-government issuer represents more than 1.5% of invested assets.

      The Company held approximately $219.6 million and $217.5 million of mortgage-backed and asset-backed securities as of December 31, 2000 and 1999, respectively. Of such amounts, $59.3 million and $82.4 million or 27.0% and 37.9%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2000 and 1999, 75.3% and 81.9%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned a NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

      The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of December 31,

	2000	1999

	($ in millions)

CMOs	$103.4	$117.0

Asset-backed securities	111.7	95.9

Commercial MBSs	4.6	4.5

Pass-through securities	0.0	0.1

Total MBS’s and asset-backed securities	$219.7	$217.5

      CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, approximately 57.4% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

      The principal risks inherent in holding CMOs (as well as pass-through securities) are prepayment and extension risks arising from changes in market interest rates. In declining interest rate environments, the mortgages underlying the CMOs are prepaid more rapidly than anticipated, causing early repayment of the CMOs. In rising interest rate environments, the underlying mortgages are prepaid at a slower rate than anticipated, causing CMO principal repayments to be extended. Although early CMO repayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at lower current yields, resulting in a net +reduction of future investment income.

      The Company manages this prepayment and extension risk by investing in CMO tranches that provide for greater stability of cash flows. The following table presents the mix of CMO tranches as of the dates indicated.

Collateralized Mortgage Obligations by Tranche

	As of December 31,

	2000	1999

	($ in millions)

Planned Amortization Class	$79.3	$101.9

Sequential	24.1	15.1

Total CMO’s	$103.4	$117.0

      The Planned Amortization Class (“PAC”) tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other CMO tranches. In general, the Company’s PACs are structured to provide average life stability for increases and decreases in interest rates of 100 to 200 basis points. PACs derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the PACs’ originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the PAC if the PACs’ actual cash flows are received later than originally anticipated.

      The prepayment and extension risk associated with a Sequential tranche can vary as interest rates fluctuate, since this tranche is not supported by other tranches.

      The majority of the securities contained in the Company’s CMO portfolio are traded in the open market. As such, the Company obtains market prices from outside vendors. Any security price not received from such vendors is obtained from the originating broker or internally calculated.

      Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 4.3% and 6.3%, of the ABS portfolio as of December 31, 2000 and 1999, respectively), the ABS portfolio is in general insensitive to changes in interest rates. As of December 31, 2000 and 1999, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

      The following table presents the types of ABS held by the Company as of the dates indicated.

Asset-Backed Securities by Type

	As of December 31,

	2000	1999

	($ in millions)

Credit cards	$62.0	$44.5

Public Utilities Rate Reduction receivables	14.8	13.8

Automobile receivables	9.4	11.3

Collateralized bond obligations/ Collateralized loan obligations	17.7	9.8

Home equity	4.8	6.1

Lease receivables	0.0	5.0

Manufactured Housing	2.8	3.0

Miscellaneous	0.2	2.4

Total ABS	$111.7	$95.9

Mortgage Loans

      Mortgage loans comprised 8.8% and 12.6% of total invested assets at December 31, 2000 and 1999, respectively. Mortgage loans consisted of commercial and agricultural loans. As of December 31, 2000 and 1999, commercial mortgage loans comprised $49.0 million and $52.8 million or 42.2% and 32.0% of total mortgage loan investments, respectively. Agricultural loans comprised $67.1 million and $112.2 million or 57.8% and 68.0% of total mortgage loan investments, respectively.

  Commercial Mortgage Loans

      In 1992, the Company discontinued making new commercial mortgage loans, except to honor outstanding commitments or safeguard the values of existing investments. In 1999, due to improved market conditions, the need to maintain a diversified investment portfolio and advantageous yields, the Company began to originate new commercial mortgage loans.

      Following is a summary of the Company’s commercial mortgage loans by geographic area and property type as of December 31, 2000 and 1999.

Commercial Mortgage Loan Distribution by Geographic Area and by Property Type

As of December 31, 2000

Geographic Area

	Number	Carrying	% of
Region	of Loans	Value	Total

	($ in millions)

Southeast	3	$35.9	73.3%

Northeast	4	7.8	15.8

West	3	5.3	10.9

Total	10	$49.0	100.0%

Property Type

	Number	Carrying	% of
Type	of Loans	Value	Total

	($ in millions)

Office	6	$41.9	85.6%

Industrial	1	2.4	4.9

Retail	1	1.7	3.4

Other	1	1.6	3.3

Apartments	1	1.4	2.8

Total	10	$49.0	100.0%

As of December 31, 1999

Geographic Area

	Number	Carrying	% of
Region	of Loans	Value	Total

	($ in millions)

Southeast	3	$36.6	69.3%

Northeast	5	10.7	20.3

West	3	5.5	10.4

Total	11	$52.8	100.0%

Property Type

	Number	Carrying	% of
Type	of Loans	Value	Total

	($ in millions)

Office	7	$45.3	85.8%

Industrial	1	2.3	4.3

Retail	1	2.0	3.8

Other	1	1.8	3.4

Apartments	1	1.4	2.7

Total	11	$52.8	100.0%

      The Company’s commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company’s real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

Commercial Mortgage Loan Portfolio Maturity Profile

	As of December 31,

	2000		1999

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	($ in millions)		($ in millions)

Due in one year or less	$3.7	7.4%	$2.2	4.2%

Due after one year through five years	39.1	79.9	41.6	78.8

Due after five years through ten years	6.2	12.7	7.0	13.2

Due after ten years	0.0	0.0	2.0	3.8

Total	$49.0	100.0%	$52.8	100.0%

      Problem, Potential Problem and Restructured Commercial Mortgages. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s observable market price or the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

      The Company reviews its mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on “watchlist”, or which currently has a valuation allowance. Loans which are delinquent and loans in process of foreclosure are categorized by the Company as “problem” loans. Loans with valuation allowances, but which are not currently delinquent, and loans which are on the watchlist are categorized by the Company as “potential problem” loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as “restructured” loans.

      The carrying value of commercial mortgage loans at December 31, 2000 was $49.0 million, which amount is net of valuation allowances aggregating $0.8 million, which represents management’s, best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

      At December 31, 2000, the carrying value of restructured loans was $8.2 million, net of valuation allowances of $0.2 million. There were no problem or potential problem loans at December 31, 2000.

      Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $0.8 million and $1.1 million at December 31, 2000 and 1999. As a result of the restructurings, the gross interest income recognized in net income at December 31, 2000 and 1999 was $0.7 million and $0.9 million.

      The following table presents the carrying amounts of problem and restructured commercial mortgages relative to the carrying value of all commercial mortgages as of the dates indicated. The table also presents the valuation allowances and writedowns recorded by the Company relative to commercial mortgages defined as problem and restructured as of each of the aforementioned dates.

Problem and Restructured Commercial Mortgages at Carrying Value

	As of December 31,

	2000	1999

	($ in millions)

Total commercial mortgages	$49.0	$52.8

Problem commercial mortgages	$—	$—

Restructured commercial mortgages	8.2	11.0

Total problem and restructured commercial mortgages	$8.2	$11.0

Valuation allowances/writedowns:

Problem loans	$—	$—

Restructured loans	0.2	0.5

Total valuation allowances/writedowns	$0.2	$0.5

Total valuation allowances/writedowns as a percent of problem and restructured commercial mortgages at carrying value before valuation allowances and writedowns	2.4%	4.3%

      In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-asset specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2000 and 1999, such reserves were $0.6 million and $0.6 million, respectively.

  Agricultural Mortgage Loans

      The carrying value of the Company’s agricultural mortgage loans was $67.1 million and $112.2 million at December 31, 2000 and 1999, respectively, representing 57.8% and 68.0% of total mortgage assets. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 6.0% of total agricultural loans outstanding at both December 31, 2000 and 1999 were delinquent or in process of foreclosure.

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

Problem, Potential Problem and Restructured Agricultural Mortgages at Carrying Value

	As of December 31,

	2000	1999

	($ in millions)

Total agricultural mortgages	$67.1	$112.2

Problem agricultural mortgages(1)	$4.0	$1.1

Potential problem agricultural mortgages	0.0	0.4

Restructured agricultural mortgages	0.9	0.9

Total problem, potential problem & restructured agricultural mortgages(2)	$4.9	$2.4

Total problem, potential problem & restructured agricultural mortgages as a percent of total agricultural mortgages	7.3%	2.1%

(1)	Problem agricultural mortgages included delinquent mortgage loans of $4.0 million and $1.1 million at December 31, 2000 and 1999, respectively, and there were no mortgage loans in the process of foreclosure at such dates.

(2)	As of December 31, 2000 and 1999, there were $0.0 million and $0.1 million valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

      In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-asset specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 2000 and 1999, such reserves were $0.6 million and $1.1 million, respectively.

Equity Real Estate

      The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 2000 and 1999, the carrying value of the Company’s real estate investments was $5.4 million and $6.9 million, respectively, or 0.4% and 0.5%, respectively, of general account invested assets. The Company owns real estate of $5.4 million and $5.3 million as of December 31, 2000 and 1999 respectively, and real estate acquired upon foreclosure of commercial and agricultural mortgage loans of $0.0 million and $1.6 million as of December 31, 2000 and 1999, respectively.

      Equity real estate is categorized as either “Real estate held for investment” or “Real estate to be disposed of”. Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $3.1 million and $5.3 million as of December 31, 2000 and 1999, respectively. The carrying value of real estate to be disposed of aggregated $2.3 million and $1.6 million as of December 31, 2000 and 1999, respectively.

Investment Impairments and Valuation Allowances

      The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of December 31, 2000 and 1999 are shown in the table below.

Cumulative Impairment Adjustments and Provisions

For Valuation Allowances on Investments
For the Year Ended December 31,

	2000			1999

	Impairment	Valuation		Impairment	Valuation
	Adjustments	Allowances	Total	Adjustments	Allowances	Total

Fixed maturities	$3.1	$0.0	$3.1	$0.5	$0.0	$0.5

Mortgages	0.0	1.4	1.4	0.0	2.3	2.3

Real estate(1)	1.0	0.2	1.2	1.4	0.3	1.7

Total	$4.1	$1.6	$5.7	$1.9	$2.6	$4.5

(1)	Includes $0.7 million and $1.2 million at December 31, 2000 and 1999, respectively, relating to impairments taken upon foreclosure of mortgage loans.

      All of the Company’s fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2000, 1999 and 1998 such writedowns aggregated $2.6 million, 0.0 million and $0.4 million, respectively.

      At December 31, 2000 and 1999, 3.7% ($49.0 million) and 4.0% ($52.8 million), respectively, of the Company’s general account invested assets consisted of commercial mortgage loans. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the years ended December 31, 2000, 1999 and 1998, such increases (decreases) in valuation allowances aggregated $(0.3) million, $0.2 million, and $(0.4) million, respectively. The carrying value of commercial mortgage loans at December 31, 2000 was $49.0 million, which amount is net of $0.8 million representing managements best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

      The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. There were no impairment adjustments for the years ended December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, the carrying value of real estate held for investment was $3.1 million and $5.3 million, or 0.2% and 0.4% of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $1.0 million and $1.0 million, respectively, and net of accumulated depreciation of $1.0 million and $1.9 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

      The carrying value of real estate to be disposed of at December 31, 2000 and 1999 was $2.3 million and $1.6 million, net of impairment adjustments of $0.0 million and $0.4 million, valuation allowances of $0.2 million and $0.3 million, and accumulated depreciation of $1.2 million and $0.2 million, respectively. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs (See Note 2 to the Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the years ended December 31, 2000, 1999 and 1998, such increases (decreases) in valuation allowances aggregated $(0.1) million and $0.3 million, and $ (0.1) million, respectively.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company had total assets at December 31, 2000 of approximately $5.9 billion of which $1.8 billion represented assets held in the Company’s general account and $4.1 billion represented assets held in the Company’s separate accounts, for which the Company does not generally bear investment risk.

      The Company’s exposure to market risk in its general account relates to the market price and/or cash flow variability associated with changes in market interest rates. Set forth below is an overview of the Company’s primary exposure to market risk, and its objectives and strategies relating to such risk. The following is a more detailed discussion of: (i) the Company’s exposure to interest rate risk, (ii) liability characteristics of the Company’s business, and (iii) asset/liability management techniques used by the Company to manage market risks:

Overview —

      The Company’s results of operations significantly depend on profit margins between general account invested assets and interest credited on insurance and annuity products. Changes in interest rates can potentially impact the Company’s profitability. Management believes the Company’s liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into consideration the aforementioned factors. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the Company’s fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage loan investments are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Interest Rate Risk —

      The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans. The carrying value of investments in fixed maturity securities and mortgage loans represents 86.0% at December 31, 2000, of the total carrying value of the Company’s invested assets at such date. Substantially all of the Company’s fixed maturity securities are U.S. dollar denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates (see “Investments — General” for a more detailed discussion of these analyses). The table below shows the Company’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 2000. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

Assets with Interest Rate Risk — Fair Value at December 31, 2000

	2000		1999

	Base	+100 Basis	Base	+100 Basis
	Fair Value	Point Change	Fair Value	Point Change

	($ in millions)

Assets

Fixed maturities	$1,014.7	$(3.6)	$1,048.8	$39.9

Mortgage loans	118.1	(3.0)	162.5	5.1

Total	$1,132.8	$(36.6)	$1,211.3	$45.0

      In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to the note payable to an affiliate which has a fixed interest rate (see Note 3 of the Financial Statements). At December 31, 2000, the fair value of the note payable was $47.9 million. The table below shows the potential fair value exposure to an immediate 100 basis point increase in interest rates at December 31, 2000.

Note Payable — Fair Value

	2000		1999

	Base	+100 Basis	Base	+100 Basis
	Fair Value	Point Change	Fair Value	Point Change

	($ in millions)

Assets

Fixed rate debt	$47.9	$(2.6)	$49.0	$2.8

Policyholders’ Liability Characteristics —

      Policyholders’ liabilities at December 31, 2000 consisted of future policy benefits, policyholders’ account balances, and other policyholders’ liabilities of $134.8 million, $1,154.9 million, $68.9 million, respectively. These liabilities were backed, at such date, by approximately $1.8 billion of assets (total assets excluding “Separate account assets”), including invested assets of approximately $1.3 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2000.

  Future Policy Benefits

      Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, and supplementary contracts with life contingencies. Future policy benefit liabilities on such business aggregated approximate $139.7 million at December 31, 2000. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $82.9 million at December 31, 2000, is 6.0%.

  Policyholders’ Account Balances and Other Policyholders’ Liabilities

      Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category may be subject to surrender charges for an initial period. Product examples include, single premium deferred annuities, variable life, universal life contracts, and the general account portion of the Company’s variable annuity products. In general, the Company’s investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholders’ account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset/ Liability Management Techniques —

      Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See “Investments” — “General”. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. See “Life

Insurance Liability Characteristics”. On the basis of these analyses, management believes there is no material risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2000.

ITEM 8.  Financial Statements

      See the Financial Statements beginning at page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      The information called for by Item 10 is set forth in Item 1A hereof under the caption “Directors and Executive Officers” and is incorporated herein by reference.

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

ITEM 8.  Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of

MONY Life Insurance Company of America

      In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, changes in shareholder’s equity and cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York

February 8, 2001

MONY LIFE INSURANCE COMPANY OF AMERICA

BALANCE SHEETS

December 31, 2000 and 1999

	2000	1999

	($ in millions)

ASSETS

Investments:

Fixed maturity securities available-for-sale, at fair value	$1,014.7	$1,048.8

Mortgage loans on real estate (Note 8)	116.1	165.0

Policy loans	69.4	58.8

Real estate (Note 8)	5.4	6.9

Other invested assets	3.4	2.3

	1,209.0	1,281.8

Cash and cash equivalents	104.8	28.9

Accrued investment income	19.2	20.4

Amounts due from reinsurers	30.7	18.6

Deferred policy acquisition costs	483.5	406.4

Current Federal Income Taxes	14.9	2.3

Other assets	4.4	24.9

Separate account assets	4,064.4	4,387.2

Total assets	$5,930.9	$6,170.5

LIABILITIES AND SHAREHOLDER’S EQUITY

Future policy benefits	$134.8	$123.4

Policyholders’ account balances	1,154.9	1,154.1

Other policyholders’ liabilities	68.9	54.0

Accounts payable and other liabilities	33.2	79.5

Note payable to affiliate	46.9	49.0

Deferred federal income taxes (Note 5)	48.3	19.4

Separate account liabilities	4,064.4	4,387.2

Total liabilities	5,551.4	5,866.6
Commitments and contingencies (Notes 12)

Common stock $1.00 par value; 5,000,000 shares authorized, 2,500,000 issued and outstanding	2.5	2.5

Capital in excess of par	249.7	199.7

Retained earnings	128.3	109.0

Accumulated other comprehensive income/(loss)	(1.0)	(7.3)

Total shareholder’s equity	379.5	303.9

Total liabilities and shareholder’s equity	$5,930.9	$6,170.5

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2000, 1999, and 1998

	2000	1999	1998

	($ in millions)

Revenues:

Universal life and investment-type product policy fees	$158.2	$143.1	$122.0

Premiums	37.3	9.2	1.7

Net investment income (Note 6)	92.7	94.7	94.6

Net realized gains (losses) on investments (Note 6)	(5.1)	(0.3)	7.1

Other income	12.1	7.6	7.6

	295.2	254.3	233.0

Benefits and Expenses:

Benefits to policyholders	68.1	43.6	34.9

Interest credited to policyholders’ account balances	62.4	63.5	65.1

Amortization of deferred policy acquisition costs	48.8	43.5	35.5

Other operating costs and expenses	88.6	73.8	75.6

	267.9	224.4	211.1

Income before income taxes	27.3	29.9	21.9

Income tax expense	8.0	10.5	7.7

Net income	19.3	19.4	14.2

Other comprehensive income/(loss), net (Note 6)	6.3	(15.3)	1.1

Comprehensive income	$25.6	$4.1	$15.3

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

Years Ended December 31, 2000, 1999 and 1998,

				Accumulated
		Capital		Other	Total
	Common	In Excess	Retained	Comprehensive	Shareholder’s
	Stock	of Par	Earnings	Income/(Loss)	Equity

Balance, December 31, 1997	2.5	177.2	75.4	6.9	262.0

Capital contribution		12.5			12.5

Comprehensive income:

Net income			14.2		14.2

Other comprehensive income:

Unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 6)				1.1	1.1

Comprehensive income					15.3

Balance, December 31, 1998	2.5	189.7	89.6	8.0	289.8

Capital contribution		10.0			10.0

Comprehensive income:

Net income			19.4		19.4

Other comprehensive income:

Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 6)				(15.3)	(15.3)

Comprehensive income/(loss)					4.1

Balance, December 31, 1999	$2.5	$199.7	$109.0	$(7.3)	$303.9

Capital contribution		50.0			50.0

Comprehensive income:

Net income			19.3		19.3

Other comprehensive income:

Unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 6)				6.3	6.3

Comprehensive income					25.6

Balance, December 31, 2000	$2.5	$249.7	$128.3	$(1.0)	$379.5

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

	($ in millions)

Cash flows from operating activities (see Note 2):

Net income	$19.3	$19.4	$14.2

Adjustments to reconcile net income to net cash (used in) operating activities:

Interest credited to policyholders’ account balances	57.5	65.5	64.1

Universal life and investment-type product policy fee income	(87.0)	(102.9)	(107.0)

Capitalization of deferred policy acquisition costs	(130.3)	(96.8)	(74.9)

Amortization of deferred policy acquisition costs	48.8	43.5	35.5

Provision for depreciation and amortization	(0.4)	0.2	1.0

Provision for deferred federal income taxes	25.6	13.9	(1.1)

Net realized gains on investments	5.1	0.3	(7.1)

Change in other assets and accounts payable and other liabilities	(46.5)	6.3	45.3

Change in future policy benefits	11.4	4.4	5.9

Change in other policyholders’ liabilities	14.9	(2.8)	15.7

Change in current federal income taxes payable	(12.6)	(15.6)	(4.6)

Net cash (used in) operating activities	(94.2)	(64.6)	(13.0)

Cash flows from investing activities:

Sales, maturities or repayments of:

Fixed maturities	223.2	289.6	171.4

Equity securities	0.0	0.0	0.8

Mortgage loans on real estate	68.2	24.5	37.6

Real estate	2.3	1.2	17.0

Other invested assets	0.0	3.9	0.6

Acquisitions of investments:

Fixed maturities	(170.0)	(352.3)	(109.2)

Equity securities	(0.3)	(0.2)	(0.1)

Mortgage loans on real estate	(19.3)	(69.7)	(24.3)

Real estate	(0.9)	(0.7)	(0.6)

Other invested assets	(0.8)	(0.5)	(0.3)

Policy loans, net	(10.6)	(6.6)	(6.2)

Other, net	—	0.5	(0.5)

Net cash (used in)/provided by investing activities	$91.8	$(110.3)	$86.2

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

	($ in millions)

Cash flows from financing activities:

Note payable to affiliate	$0.0	$50.5	$0.0

Repayments of note to affiliate	(2.1)	(1.5)	0.0

Receipts from annuity and universal life policies credited to policyholders’ account balances	1,538.6	1,395.4	811.8

Return of policyholders’ account balances on annuity policies and universal life policies	(1,508.2)	(1,384.0)	(797.6)

Capital contribution	50.0	10.0	0.0

Net cash provided by/(used in) financing activities	78.3	70.4	14.2

Net increase/(decrease) in cash and cash equivalents	75.9	(104.5)	87.4

Cash and cash equivalents, beginning of year	28.9	133.4	46.0

Cash and cash equivalents, end of year	$104.8	$28.9	$133.4

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$(5.0)	$12.1	$13.4

Interest	$3.3	$2.5	$—

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS

1.  Organization and Description of Business:

      MONY Life Insurance Company of America (the “Company”), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company of New York (“MONY Life”), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company (the “Demutualization”). MONY Life is a wholly-owned subsidiary of The MONY Group, Inc. (the “MONY Group”).

      The Company’s primary business is to provide asset accumulation and life insurance products to business owners, growing families, and pre-retirees. The Company’s insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life’s career agency sales force. These products are sold throughout the United States (except New York) and Puerto Rico.

2.  Summary of Significant Accounting Policies:

  Basis of Presentation

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, and (iii) valuation allowances for mortgage loans and real estate to be disposed of, and impairment writedowns for real estate held for investment.

  Valuation of Investments and Realized Gains and Losses

      All of the Company’s fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on fixed maturity securities are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of fixed maturity securities is adjusted for impairments in value deemed to be other than temporary. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

      Mortgage loans on real estate are stated at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. The provision for loss is reported as a realized loss on investment. Loans in foreclosure and loans considered to be impaired, other than restructured loans, are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in investment income in the period received. Interest income on restructured mortgage loans is accrued at the restructured loans’ interest rate.

      Real estate held for investment, as well as related improvements, is generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset (which may range from 5 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected from real estate investments, including the proceeds on disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the real estate, an impairment loss is recognized. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Real estate that management intends to sell is classified as “to be disposed of”. Real estate to be disposed of is reported at the lower of its current carrying value or estimated fair value less estimated sales costs. Changes in reported values relating to real estate to be disposed of and impairments of real estate held for investment are reported as realized gains or losses on investments.

      Policy loans are carried at their unpaid principal balances.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

  Recognition of Insurance Revenue and Related Benefits

      Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances. Revenue from these types of products consists of amounts assessed during the period against policyholders’ account balances for policy administration charges, cost of insurance and surrender charges and mortality and expense charges on variable contracts. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders’ account balance.

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

  Deferred Policy Acquisition Costs (“DAC”)

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

      For non-participating term policies, DAC is amortized over the expected life of the contracts (ranging from 10 to 20 years) in proportion to premium revenue recognized.

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

  Policyholders’ Account Balances and Future Policy Benefits

      Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.9%, 6.1% and 5.9% for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average interest crediting rate for investment-type products was approximately 5.2%, 5.4% and 5.5% for each of the years ended December 31, 2000, 1999 and 1998, respectively.

      GAAP reserves for non-participating term life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to expected investment yields, mortality, terminations, and expenses applicable at the time the insurance contracts are made, including a provision for the risk of adverse deviation.

  Federal Income Taxes

      The Company files a consolidated federal income tax return with its parent, MONY Life, along with MONY Life’s other life and non-life subsidiaries. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

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

  Reinsurance

      The Company has reinsured certain of its life insurance and annuity business with life contingencies with other insurance companies under various agreements. Amounts due from reinsurers are estimated based on assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

liabilities are reported gross of reserve credits. Gains on reinsurance are deferred and amortized into income over the remaining life of the underlying reinsured contracts.

      In determining whether a reinsurance contract qualifies for reinsurance accounting, SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” requires that there be a “reasonable possibility” that the reinsurer may realize a “significant loss” from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a “reasonable possibility” as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a “significant loss”, the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the “aggregate projected loss”), to an estimate of the reinsurer’s investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

      The reinsurer’s investment in a reinsurance contract consists of amounts paid to the ceding company at the inception of the contract (e.g. expense allowances and the excess of liabilities assumed by the reinsurer over the assets transferred to the reinsurer under the contract) plus the amount of capital required to support such business consistent with prudent business practices, regulatory requirements, and the reinsurer’s credit rating. The Company estimates the capital required to support such business based on what it considers to be an appropriate level of risk-based capital in light of regulatory requirements and prudent business practices.

  Separate Accounts

      Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company’s statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

  Statements of Cash Flows — Non-cash Transactions

      For the years ended December 31, 2000, 1999 and 1998, respectively, real estate of $0.0 million, $0.0 million and $0.5 million was acquired in satisfaction of debt. At December 31, 2000 and 1999, the Company owned real estate acquired in satisfaction of debt of $5.4 million and $6.9 million, respectively.

  New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. SFAS 137 delayed the effective date of SFAS 133 by one year. Adoption of SFAS 133 is not expected to have a material effect on the Company’s financial condition or results of operations.

3.  Related Party Transactions:

      MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that states.

      At December 31, 2000 and 1999, approximately 13% and 11% of the Company’s investments in mortgages were held through joint participation with MONY Life, respectively. In addition, 100% of the Company’s real estate and joint venture investments were held through joint participation with MONY Life at December 31, 2000 and 1999.

      The Company and MONY Life are parties to an agreement whereby MONY Life agrees to reimburse the Company to the extent that the Company’s recognized loss as a result of mortgage loan default or foreclosure or subsequent sale of the underlying collateral exceeds 75% of the appraised value of the loan at origination for each such mortgage loan.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pursuant to the agreement, the Company received payments from MONY Life of $0.0 million, 0.0 million and $0.1 million for the years ending December 31, 2000, 1999 and 1998.

      The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the years ended December 31, 2000, 1999 and 1998, the Company incurred expenses of $55.9 million, 51.0 million and $59.8 million as a result of such allocations. At December 31, 2000 and 1999 the Company had a payable to MONY Life in connection with this service agreement of $10.7 million and 10.3 million, respectively, which is reflected in Accounts Payable and Other Liabilities.

      The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.8 million, 0.8 million and $0.9 million for 2000, 1999 and 1998, respectively. In addition, the Company recorded an intercompany payable of $74,062 and $66,816 at December 31, 2000 and 1999, respectively, related to this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

      In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $3.6 million, 4.0 million and $2.0 million for 2000, 1999 and 1998, respectively. In addition, the Company recorded an intercompany (receivable)/payable of $0.5 million and 0.2 million at December 31, 2000 and 1999, respectively, related to these agreements.

      The Company has purchased bonds issued by the New York City Industrial Development Agency for the benefit of MONY Life for its consolidation of site locations to New York City in 1997, and subsequent spending on tenant improvements, and furniture, fixtures, and equipment related to the New York City site. Debt service under the bonds is funded by lease payments by MONY Life to the bond trustee for the benefit of the bondholder (the Company). The bonds are held by the Company and are listed as affiliated bonds. The carrying value of these bonds is $1.5 million and $10.9 as of December 31, 2000, and December 31, 1999, respectively. The bond outstanding as of December 31, 2000 matures on December 31, 2013, and has an interest rate of 7.16%. The Company earned $0.1 million, $1.2 million, and $1.1 million of interest on these bonds for the years ended December 31, 2000, 1999, and 1998 respectively.

      The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL, after January 1, 2000. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At December 31, 2000 and 1999, the Company recorded a payable of $6.2 million and $7.8 million, respectively to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

      The Company recorded capital contributions from MONY Life of $50.0 million, $10.0 million, and $12.5 million for the years ended December 31, 2000, 1999, and 1998, respectively.

      On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of December 31, 2000 is $46.9 million.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.  Deferred Policy Acquisition Costs:

      Policy acquisition costs deferred and amortized in 2000, 1999 and 1998 are as follows:

	2000	1999	1998

	($ in millions)

Balance, beginning of year	$406.4	$318.6	$281.6

Cost deferred during the year	139.8	96.8	75.0

Amortized to expense during the year	(48.8)	(43.5)	(35.5)

Effect on DAC from unrealized gains (losses)(see Note 2)	(13.9)	34.5	(2.5)

Balance, end of year	$483.5	$406.4	$318.6

5.  Federal Income Taxes:

      The Company files a consolidated federal income tax return with MONY Life and MONY Life’s other subsidiaries. Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the Federal income tax expense (benefit) is presented below:

	2000	1999	1998

	($ in millions)

Federal income tax expense (benefit):

Current	$(17.6)	$(3.4)	$8.8

Deferred	25.6	13.9	(1.1)

Total	$8.0	$10.5	$7.7

      Federal income taxes reported in the statements of income may be different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

	2000	1999	1998

	($ in millions)

Tax at statutory rate	$9.6	$10.5	$7.7

Dividends received deduction	(1.7)	(1.1)	(1.1)

Other	0.1	1.1	1.1

Provision for income taxes	$8.0	$10.5	$7.7

      The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes, which may become due with respect to open years.

      The components of deferred tax liabilities and assets at December 31, 2000 and 1999 are as follows:

	2000	1999

	($ in millions)

Deferred policy acquisition costs	$138.8	$117.0

Fixed maturities	0.0	0.0

Other, net	(2.2)	7.8

Total deferred tax liabilities	$136.6	$124.8

Policyholder and separate account liabilities	86.8	96.5

Real estate and mortgages	0.9	0.7

Fixed maturities	0.6	8.2

Total deferred tax assets	88.3	105.4

Net deferred tax asset/(liability)	$(48.3)	$(19.4)

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

6.              Investment Income, Realized and Unrealized Investment Gains (Losses), and Other Comprehensive Income:

      Net investment income for the years ended December 31, 2000, 1999 and 1998 was derived from the following sources:

	2000	1999	1998

	($ in millions)

Net Investment Income

Fixed maturities	$75.0	$77.0	$77.2

Mortgage loans	11.2	11.6	11.0

Real estate	0.4	0.5	0.5

Policy loans	4.5	3.8	3.6

Other investments (including cash & cash equivalents)	5.9	6.6	5.3

Total investment income	97.0	99.5	97.6

Investment expenses	4.3	4.8	3.0

Net investment income	$92.7	$94.7	$94.6

      Net realized gains (losses) on investments for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

	2000	1999	1998

	($ in millions)

Net Realized Gains (Losses) on Investments

Fixed maturities	$(5.3)	$(0.2)	$2.6

Mortgage loans	0.1	(0.3)	1.4

Real estate	0.1	(0.5)	2.5

Other invested assets	0.0	0.7	0.6

Net realized gains/ (losses) on investments	$(5.1)	$(0.3)	7.1

      The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 2000, 1999 and 1998. Following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 2), which are reflected in Accumulated Other Comprehensive Income for the periods presented:

	2000	1999	1998

	($ in millions)

Change in unrealized gains (losses) on investments, net

Fixed maturities	$23.4	$(58.0)	$4.8

Other	0.0	0.0	(0.6)

Subtotal	23.4	(58.0)	4.2

Effect on unrealized gains (losses) on investments attributable to:

DAC	(13.9)	34.5	(2.5)

Deferred federal income taxes	(3.2)	8.2	(0.6)

Change in unrealized gains (losses) on investments, net	$6.3	$(15.3)	$1.1

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the reclassification adjustments required for the years ended December 31, 2000, 1999 and 1998 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2000	1999	1998

	($ in millions)

Reclassification Adjustments

Unrealized gains (losses) on investments arising during period	$4.8	$(15.4)	$1.9

Reclassification adjustment for gains included in net income	1.5	0.1	(0.8)

Unrealized gains (losses) on investments, net of reclassification adjustments	$6.3	$(15.3)	$1.1

      Unrealized gains (losses) on investments arising during the period reported in the above table for the years ended December 31, 2000, 1999 and 1998 are net of income tax expense (benefit) of $4.1 million, (8.2) million and $0.1 million, respectively, and $(17.0) million, 34.3 million and $(0.5) million, respectively, relating to the effect of such unrealized gains (losses) on DAC.

      Reclassification adjustments reported in the above table for the years ended December 31, 2000, 1999 and 1998 are net of income tax expense (benefit) of $(0.8) million, 0.0 million and $0.5 million, respectively, and $3.2 million, $0.2 million and $(2.0) million, respectively, relating to the effect of such amounts on DAC.

7.  Investments:

  Fixed Maturity Securities Available-for-Sale:

      The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2000 and December 31, 1999 are as follows:

			Gross		Gross
	Amortized		Unrealized		Unrealized		Estimated
	Cost		Gains		Losses		Fair Value

	2000	1999	2000	1999	2000	1999	2000	1999

	($ in millions)

US Treasury securities and obligations of US Government agencies	$32.0	$26.6	$1.4	$0.0	$0.1	$1.1	$33.3	$25.5

Collateralized mortgage obligations:

Government agency-backed	58.8	82.4	0.6	0.3	0.1	0.4	59.3	82.3

Non-agency backed	33.1	34.4	0.8	0.6	0.0	0.3	33.9	34.7

Other asset-backed securities:

Government agency-backed	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.1

Non-agency backed	93.5	104.6	1.2	0.2	0.4	4.4	94.3	100.4

Utilities	74.8	113.2	0.9	0.2	0.9	3.4	74.8	110.0

Corporate bonds	725.6	704.2	10.0	2.7	18.0	22.0	717.6	684.9

Affiliates	1.5	11.3	0.0	0.0	0.0	0.4	1.5	10.9

Total	$1,019.3	$1,076.8	$14.9	$4.0	$19.5	$32.0	$1,014.7	$1,048.8

      The carrying value of the Company’s fixed maturity securities at December 31, 2000 and 1999 is net of adjustments for impairments in value deemed to be other than temporary of $3.1 million and 0.5 million, respectively.

      At December 31, 2000 and 1999, there were no fixed maturity securities which were non-income producing for the twelve months preceding such dates.

      The Company classifies fixed maturity securities which, (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition or (iv) are deemed to have other than temporary impairments to value, as “problem fixed maturity securities.” At December 31, 2000 and 1999, the carrying value of problem fixed maturities held by the Company was $12.5 million and $4.8 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities of companies that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2000 and 1999, the carrying value of potential problem fixed maturities held by the Company was $6.2 million and $6.4 million, respective. In addition, at December 31, 2000 and 1999, the Company held no fixed maturity securities which have been restructured.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 2000 are as follows:

	2000

	Amortized	Estimated
	Cost	Fair Value

	($ in millions)

Due in one year or less	$46.6	$46.8

Due after one year through five years	263.4	263.2

Due after five years through ten years	414.0	406.1

Due after ten years	79.2	79.0

Subtotal	803.2	795.1

Mortgage-backed and other asset-backed securities	216.1	219.6

Total	$1,019.3	$1,014.7

      Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Proceeds from sales of fixed maturity securities during 2000, 1999 and 1998 were $40.9 million, 80.1 million and $45.1 million, respectively. Gross gains of $0.5 million, 0.2 million and $0.7 million and gross losses of $2.1 million, 2.0 million and $0.1 million were realized on these sales, respectively.

8.  Mortgage Loans On Real Estate and Real Estate

      Mortgage loans on real estate at December 31, 2000 and 1999 consist of the following:

	2000	1999

	($ in millions)

Commercial mortgage loans	$49.7	$53.9

Agricultural and other loans	67.8	113.4

Total loans	117.5	167.3

Less: valuation allowances	(1.4)	(2.3)

Mortgage loans, net of valuation allowances	$116.1	$165.0

      An analysis of the valuation allowances for 2000, 1999 and 1998 is as follows:

	2000	1999	1998

	($ in millions)

Balance, beginning of year	$2.3	$1.9	$2.5

Increase (decrease) in allowance	(0.3)	0.4	(0.4)

Reduction due to pay downs, pay offs, and sales	(0.6)	0.0	0.0

Transfers to real estate	0.0	0.0	(0.2)

Balance, end of year	$1.4	$2.3	$1.9

      Impaired mortgage loans along with related valuation allowances were as follows:

	2000	1999

	($ in millions)

Investment in impaired mortgage loans (before valuation allowances):

Loans that have valuation allowances	$9.3	$9.6

Loans that do not have valuation allowances	4.0	4.3

Subtotal	13.3	13.9

Valuation allowances	(0.2)	(0.5)

Impaired mortgage loans, net of valuation allowances	$13.1	$13.4

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans or loans on which impairment writedowns were taken prior to the adoption of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

      During 2000 and 1999, the average recorded investment in impaired mortgage loans was approximately $13.2 million and $14.1 million, respectively. During 2000, 1999 and 1998, the Company recognized $0.7 million, $1.0 million and $1.1 million, respectively, of interest income on impaired loans.

      At December 31, 2000 and 1999, there were no mortgage loans which were non-income producing for the twelve months preceding such dates.

      At December 31, 2000 and 1999, the Company had restructured mortgage loans of $9.1 million and $11.9 million, respectively. Interest income of $0.7 million, 1.0 million and $1.0 million was recognized on restructured mortgage loans in 2000, 1999 and 1998, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $0.9 million in 2000, and $1.2 million for both 1999 and 1998.

      The carrying value of real estate is $5.4 million and $6.9 million as of December 31, 2000 and 1999, respectively. Real estate is categorized are either real estate to be disposed of or real estate held for investment.

      The carrying value of real estate to be disposed of as of December 31, 2000 was $2.3 million, net of $0.0 million relating to impairments taken upon foreclosure of mortgage loans and $1.2 million of accumulated depreciation.

      The carrying value of real estate to be disposed of as of December 31, 1999 was $1.6 million, net of $0.5 million relating to impairments taken upon foreclosure of mortgage loans and $0.2 million of accumulated depreciation.

      The carrying value of real estate held for investment as of December 31, 2000 was $3.1 million, net of $0.7 million relating to impairments taken upon foreclosure of mortgage loans and $1.0 million of accumulated depreciation. The carrying value of real estate held for investment as of December 31, 1999 was $5.3 million, net of $0.7 million relating to impairments taken upon foreclosure of mortgage loans and $1.9 million of accumulated depreciation.

      At December 31, 2000 and 1999, there was no real estate which was non-income producing for the twelve months preceding such dates.

      The carrying value of impaired real estate as of December 31, 2000 and 1999 was $3.1 million and $4.4 million, respectively. The depreciated cost of such real estate as of December 31, 2000 and 1999 was $5.1 million and $5.8 million before impairment writedowns of $1.0 million and $1.4 million, respectively. The aforementioned impairments occurred primarily as a result of low occupancy levels and other market related factors. There were no losses recorded during 2000, 1999 and 1998 related to impaired real estate.

9.  Estimated Fair Value of Financial Instruments:

      The estimated fair values of the Company’s financial instruments approximate their carrying amounts. The methods and assumptions utilized in estimating the fair values of the Company’s financial instruments are summarized as follows:

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

  Long-term Debt

      The fair value of long-term debt at December 31, 2000 was $47.9 million and is determined based on contractual cash flows discounted at markets rates.

  Separate Account Assets and Liabilities

      The estimated fair value of assets held in Separate Accounts is based on quoted market prices. The fair value of liabilities related to Separate Accounts is the amount payable on demand, which includes surrender charges.

  Investment-Type Contracts

      The fair values of annuities are based on estimates of the value of payments available upon full surrender. The fair values of the Company’s liabilities under guaranteed investment contracts are estimated by discounting expected cash outflows using interest rates currently offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

10.  Reinsurance:

      Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts except for the level term product, which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

      The following table summarizes the effect of reinsurance for the years indicated:

	2000	1999	1998

	($ in millions)

Direct premiums	$13.2	$7.1	$2.5

Reinsurance assumed(1)	29.8	4.0	0.0

Reinsurance ceded	(5.7)	(1.9)	(0.8)

Net premiums	$37.3	$9.2	$1.7

Universal life and investment type product policy fee income ceded	$20.6	$19.7	$17.4

Policyholders’ benefits ceded	$20.7	$18.4	$22.7

Policyholders’ benefits assumed	$5.5	$0.5	$0.0

(1)	Increase in 2000 is primarily related to business assumed from affiliate. See note 3.

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

11.  Off-Balance Sheet Risk and Concentration of Credit Risk:

  Financial Instruments with Off-Balance Sheet Risk:

      Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2000 and 1999, securities loaned by the Company under this agreement had a carrying value of approximately $48.6 million and $18.0 million, respectively. The minimum collateral on securities loaned is 102% of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

  Concentration of Credit Risk:

      At December 31, 2000 and 1999, the Company had no single investment or series of investments with a single issuer, (excluding US Treasury securities and obligations of US government agencies) exceeding 2.2% and 1.7% of total cash and invested assets, respectively.

      The Company’s fixed maturity securities are diversified by industry type. The industries that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 2000 are Consumer Goods and Services of $199.4 million (19.7%), Non-Government Asset/ Mortgage-Backed of $160.3 million (15.8%), and Energy of $124.0 million (12.2%).

      At December 31, 1999, the industries that comprise 10% or more of the carrying value are Consumer Goods and Services of $173.0 million (16.5%), Energy of $137.9 million (13.2%), Non-Government Asset/ Mortgage-Backed of $135.1 million (12.9%), Public Utilities of $110.0 million (10.5%) and Government and Agencies of $107.9 million (10.3%).

      The Company holds below investment grade fixed maturity securities with a carrying value of $113.3 million at December 31, 2000. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 1999, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $55.0 million.

      The Company has investments in commercial and agricultural mortgage loans and real estate. The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2000 and 1999 are as follows ($ in millions):

	2000		1999

Geographic Region

West	$35.5	29.2%	$58.9	34.3%

Southeast	40.9	33.7	45.4	26.4

Mountain	23.9	19.6	28.4	16.5

Southwest	4.8	3.9	14.3	8.3

Midwest	8.7	7.2	14.2	8.3

Northeast	7.8	6.4	10.7	6.2

Total	$121.6	100.0%	$171.9	100.0%

      The states with the largest concentrations of mortgage loans and real estate investments at December 31, 2000 are: District of Columbia, $27.9 million (23.0%); California, $17.1 million (14.1%);Washington, $10.7 million (8.8%); Idaho, $9.6 million (7.9%); New York, $7.8 million (6.4%); Oregon, $7.7 million (6.3%); Arizona, $6.5 million (5.3%); and Missouri, $6.3 million (5.2%).

      As of December 31, 2000 and 1999, the real estate and mortgage loan portfolio by property type were as follows ($ in millions):

	2000		1999

Property Type

Agricultural	$67.1	55.3%	$112.2	65.3%

Office buildings	42.0	34.5	46.9	27.3

Hotel	5.4	4.4	5.3	3.1

Industrial	2.4	2.0	2.3	1.3

Retail	1.7	1.4	2.0	1.2

Other	1.6	1.3	1.8	1.0

Apartment buildings	1.4	1.1	1.4	0.8

Total	$121.6	100.0%	$171.9	100.0%

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.  Commitments and Contingencies:

      Since late 1995 a number of purported class actions have been commenced in various state and federal courts against the Company alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (e.g., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts and, if they were to succeed at trial, the equitable remedies they seek could result in significant expense to the Company. The Company has denied any wrongdoing and has asserted numerous affirmative defenses.

      On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by the Company that was allegedly sold on a “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

      On October 21, 1997, the New York State Supreme Court granted the Company’s motion for summary judgement and dismissed all claims filed in the Goshen case against the Company. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. The Company intends vigorously to defend that litigation. There can be no assurance that the present or future litigation relating to sales practices will not have a material adverse effect on the Company.

      In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involved demands for unspecified damages) in connection with its business. In the opinion of management, any additional liabilities for resolution of contingent liabilities, income taxes and other matters beyond that recorded in the financial statements as of December 31, 2000 will not have a material adverse effect on the Company’s financial position or results of operations.

      Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the financial position and the results of operations of the Company.

      At December 31, 2000, the Company had commitments to issue $4.8 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.535% to 8.20%. There were no outstanding commitments for private fixed maturity securities or commercial mortgages as of December 31, 2000.

13.  Statutory Financial Information and Regulatory Risk-Based Capital:

      Statutory net income (loss) reported by the Company for the years ended December 31, 2000, 1999 and 1998 was $(35.9) million, $(18.2) million and $11.1 million, respectively. The combined statutory surplus of the Company as of December 31, 2000 and 1999 was $152.6 million and $140.2 million, respectively.

      In March 2000, the National Association of Insurance Commissioners (“NAIC”) adopted Codification. Codification represents a new statutory accounting framework that has resulted in substantive changes to the 2001 NAIC Accounting Practices and Procedures Manual. This new framework must be applied in preparing statutory basis financial statements for all periods subsequent to December 31, 2000. In addition, the use of permitted practices is still allowed, however, any accounting differences from codified accounting principles must be disclosed and quantified in the footnotes

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

to audited statutory financial statements and in the Annual Reports filed by insurance companies with the various state insurance departments.

      In April 2000, MONY Life’s state of domicile, Arizona, adopted codification in its entirety.

      Management has determined that the effect of applying codified accounting principles will not be material to the statutory net income and surplus of MLOA.

      Each insurance company’s state of domicile imposes minimum risk-based capital requirements. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Company exceeded the minimum risk-based capital requirements.

      As part of their routine regulatory oversight, the Arizona State Insurance Department is currently conducting its examination of the Company for each of the three years in the period ended December 31, 1999.

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

Signatures	Title

/s/ MICHAEL ISOR ROTH Michael Isor Roth	Director, Chairman of the Board and Chief Executive Officer

/s/ SAMUEL JOSEPH FOTI Samuel Joseph Foti	Director, President and Chief Operating Officer

/s/ RICHARD DADDARIO Richard Daddario	Director, Vice President and Controller (Principal Financial and Accounting Officer)

/s/ KENNETH MARC LEVINE Kenneth Marc Levine	Director and Executive Vice President

/s/ PHILLIP A. EISENBERG Phillip A. Eisenberg	Director, Vice President and Actuary

/s/ MARGARET G. GALE Margaret G. Gale	Director and Vice President

/s/ CHARLES P. LEONE Charles P. Leone	Director, Vice President and Chief Compliance Officer

/s/ RICHARD E. CONNORS Richard E. Connors	Director

/s/ STEPHEN J. HALL Stephen J. Hall	Director

S-1