Form 10-Q
period 2001-03-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2001-05-15
CIK 835357

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     As of March 31, 2001, there were 3064 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART 1  FINANCIAL INFORMATION
  ITEM 1:  Unaudited interim condensed balance sheets as of March 31,
           2001 and December 31, 2000..................................     3
           Unaudited interim condensed statements of income and
           comprehensive income for the three-month periods ended March
           31, 2001 and 2000...........................................     4
           Unaudited interim condensed statement of changes in
           shareholder's equity for the three-month period ended March
           31, 2001....................................................     5
           Unaudited interim condensed statements of cash flows for the
           three-month periods ended March 31, 2001 and 2000...........     6
           Notes to unaudited interim condensed financial statements...     7
  ITEM 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    10
           Investments.................................................    15
  ITEM 3:  Quantitative and Qualitative Disclosures About Market
           Risk........................................................    20
PART II    OTHER INFORMATION
  ITEM 1:  Legal Proceedings...........................................    21
  ITEM 2:  Changes in Securities.......................................    21
SIGNATURES.............................................................   S-1

FORWARD-LOOKING STATEMENTS

     The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: venture capital gains or losses could differ significantly from our assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than we have assumed if there are further major movements in the equity markets; the value of our overall investment portfolio could fluctuate significantly as a result of additional major changes in the equity and debt markets generally; actual death claims experience could differ significantly from our mortality assumptions; we may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from our assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect our earnings; we could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than we anticipate; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company's products and the Company's net income after tax; the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 1:

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
                                        ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair
  value.....................................................  $1,038.8      $1,014.7
Mortgage loans on real estate...............................      97.0         116.1
Policy loans................................................      72.1          69.4
Real estate.................................................       5.5           5.4
Other invested assets.......................................       7.9           3.4
                                                              --------      --------
                                                               1,221.3       1,209.0
                                                              --------      --------
Cash and cash equivalents...................................     110.8         104.8
Accrued Investment Income...................................      19.7          19.2
Amounts due from reinsurers.................................      33.8          30.7
Deferred policy acquisition costs...........................     487.0         483.5
Current federal income taxes receivable.....................      26.6          14.9
Other assets................................................      13.3           4.4
Separate account assets.....................................   3,606.3       4,064.4
                                                              --------      --------
          Total assets......................................  $5,518.8      $5,930.9
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................  $  138.1      $  134.8
Policyholders' account balances.............................   1,149.2       1,154.9
Other policyholders' liabilities............................      77.0          68.9
Accounts payable and other liabilities......................      53.1          33.2
Note payable to affiliate (Note 5)..........................      46.3          46.9
Deferred federal income taxes...............................      63.2          48.3
Separate account liabilities................................   3,606.3       4,064.4
                                                              --------      --------
          Total liabilities.................................  $5,133.2      $5,551.4
                                                              --------      --------
Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding..........................  $    2.5      $    2.5
Capital in excess of par....................................     249.7         249.7
Retained earnings...........................................     128.9         128.3
Accumulated other comprehensive loss........................       4.5          (1.0)
                                                              --------      --------
          Total shareholder's equity........................     385.6         379.5
                                                              --------      --------
          Total liabilities and shareholder's equity........  $5,518.8      $5,930.9
                                                              ========      ========

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
               THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                                               2001     2000
                                                              ------   ------
                                                              ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $40.1    $38.1
Premiums....................................................   12.5      4.9
Net investment income (loss)................................   23.9     23.7
Net realized (losses)/gains on investments..................    1.7     (0.1)
Other income................................................    2.9      3.3
                                                              -----    -----
Total revenues..............................................   81.1     69.9
                                                              -----    -----
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   25.0     12.5
Interest credited to policyholders' account balances........   16.5     16.1
Amortization of deferred policy acquisition costs...........   10.6     12.9
Other operating costs and expenses..........................   28.2     23.1
                                                              -----    -----
Total benefits and expense..................................   80.3     64.6
                                                              -----    -----
Income before income taxes..................................    0.8      5.3
Income tax expense..........................................    0.2      1.9
                                                              -----    -----
Net income..................................................    0.6      3.4
Other comprehensive income (loss), net......................    5.5     (0.7)
                                                              -----    -----
Comprehensive income........................................  $ 6.1    $ 2.7
                                                              =====    =====

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                       OF CHANGES IN SHAREHOLDER'S EQUITY
                    THREE-MONTH PERIOD ENDED MARCH 31, 2001

                                                                            ACCUMULATED
                                                     CAPITAL                   OTHER           TOTAL
                                           COMMON   IN EXCESS   RETAINED   COMPREHENSIVE   SHAREHOLDER'S
                                           STOCK     OF PAR     EARNINGS   INCOME/(LOSS)      EQUITY
                                           ------   ---------   --------   -------------   -------------
Balance, December 31, 2000...............   $2.5     $249.7      $128.3        $(1.0)         $379.5
Comprehensive income:
  Net income.............................                           0.6                          0.6
  Other comprehensive income(1)..........
     Comprehensive income................                                        5.5             5.5
                                            ----     ------      ------        -----          ------
Balance, March 31, 2001..................   $2.5     $249.7      $128.9        $ 4.5          $385.6
                                            ====     ======      ======        =====          ======

---------------
(1) Represents unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes.

  See accompanying notes to unaudited interim condensed financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

              UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
               THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                                               2001      2000
                                                              -------   -------
                                                               ($ IN MILLIONS)
NET CASH (USED IN) OPERATING ACTIVITIES.....................  $  (0.7)  $   9.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayments of:
  Fixed maturities..........................................     45.0      56.3
  Mortgage loans on real estate.............................     33.1       3.2
Acquisitions of investments:
  Fixed maturities..........................................    (49.3)    (29.0)
  Mortgage loans on real estate.............................    (12.8)     (3.7)
  Real estate...............................................     (0.2)     (0.3)
  Other invested assets.....................................     (2.4)     (0.1)
  Policy loans, net.........................................     (2.7)     (4.1)
                                                              -------   -------
Net cash provided by/(used in) investing activities.........  $  10.7   $  22.3
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note to affiliate..............................     (0.6)     (0.5)
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................    200.4     467.9
Return of policyholders' account balances on annuity and
  universal life policies...................................   (203.8)   (490.4)
                                                              -------   -------
Net cash provided by financing activities...................     (4.0)    (23.0)
                                                              -------   -------
Net increase in cash and cash equivalents...................      6.0       9.0
Cash and cash equivalents, beginning of year................    104.8      28.9
                                                              -------   -------
Cash and cash equivalents, end of period....................  $ 110.8   $  37.9
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

2. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three-month period ending March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3. FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate.

4. COMMITMENTS AND CONTINGENCIES

     Since late 1995 a number of purported class actions have been commenced in various state and federal courts against the Company (and The Mutual Life Insurance Company of New York) alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one being voluntarily held in abeyance). The Company has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of

                     MONY LIFE INSURANCE COMPANY OF AMERICA

America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, we filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other punative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted our motion for summary judgment and dismissed all claims filed in the Goshen case. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. The Company intends to defend itself vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on the Company.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company's statutory surplus or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the financial position and the results of operations of the Company.

     At March 31, 2001, the Company had commitments to issue $3.9 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.4% to 8.2%. The Company had commitments outstanding to purchase $8.5 million of private fixed maturity securities as of March 31, 2001 with interest rates ranging from 7.46% to 7.92%.

5. NOTE PAYABLE TO AFFILIATE

     On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of March 31, 2001 is $46.3 million.

6. INTERCOMPANY REINSURANCE AGREEMENTS

     The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. The Company amended that agreement effective January 1, 2000 to add all other term life policies and all universal life policies written by USFL on or after January 1, 2000. At March 31, 2001 the Company recorded

                     MONY LIFE INSURANCE COMPANY OF AMERICA
a payable of $3.3 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

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

7. NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133 did not have a material affect on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the new requirements did not have a significant impact on the Company's consolidated financial position or earnings.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses financial condition and results of operations of the Company for the periods indicated. This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed financial statements and the related notes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2000 Annual Report on Form 10-K.

     The Company is a stock life insurance company organized in the state of Arizona. The Company is a wholly-owned subsidiary of MONY Life Insurance Company, a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York converted from a mutual life insurance company to a stock life insurance company (the "Demutualization"). MONY Life is a wholly-owned subsidiary of The MONY Group; a Delaware Corporation organized to be the parent holding company of MONY Life.

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

     The following table presents the Company's results of operations for the three-month periods ended March 31, 2001 and 2000.

                             RESULTS OF OPERATIONS

                                                                    FOR THE
                                                              THREE-MONTH PERIODS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                              2001          2000
                                                              -----         -----
                                                                ($ IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees......  $40.1         $38.1
Premiums....................................................   12.5           4.9
Net investment income.......................................   23.9          23.7
Net realized gains on investments...........................    1.7          (0.1)
Other income................................................    2.9           3.3
                                                              -----         -----
          Total revenues....................................   81.1          69.9
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   25.0          12.5
Interest credited to policyholders' account balances........   16.5          16.1
Amortization of deferred policy acquisition costs...........   10.6          12.9
Other operating costs and expenses..........................   28.2          23.1
                                                              -----         -----
          Total benefits and expenses.......................   80.3          64.6
                                                              -----         -----
Income before income taxes..................................  $ 0.8         $ 5.3
                                                              =====         =====

  For the Three-Month Period Ended March 31, 2001 Compared to the Three-Month Period Ended March 31, 2000

     Universal life ("UL") and investment-type product fees were $40.1 million for the three-month period ended March 31, 2001, a increase of $2.0 million, or 5.2%, from $38.1 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

        Variable universal life ("VUL") and corporate sponsored variable universal life ("CSVUL") product fees were $12.5 million, for the three-month period ended March 31, 2001, an increase of $0.4 million, from $12.1 million reported in the comparable prior year period. Flexible premium variable annuity ("FPVA") product fees were $13.7 million for the three-month period ended March 31, 2001, a decrease of $3.2 million, from $16.9 million reported in the prior period. The decrease is primarily attributable to a decrease in M&E charges and surrender charges of $1.0 million and $2.1 million respectively. The decrease in surrender charges is due to positive results of the conservation unit and other efforts designed to reduce surrenders. The increase in VUL & CSVUL fees resulted primarily from the increase in new sales of such business and the growing in-force block.

        In the first quarter of 2001, under the amended modified coinsurance agreement ("MODCO") treaty between USFL and the Company, the Company assumed $3.1 million of UL business in addition to term life insurance. (See note 6 in Unaudited Interim Condensed Financial Statements).

     Premium revenue was $12.5 million for the three-month period ended March 31, 2001, an increase of $7.6 million, from $4.9 million reported in the comparable prior year period. The increase was primarily the result of a modified coinsurance treaty ("MODCO") between U.S. Financial Life and the Company, which went into effect in the fourth quarter 1999 (see Note 6 in Unaudited Interim Condensed Financial Statements).

     Net investment income was $23.9 million for the three-month period ended March 31, 2001, an increase of $0.2 million, or 0.8%, from $23.7 million reported in the comparable prior year period. The increase was primarily related to an increase in portfolio yields, partially offset by a decrease in the average balances of invested assets. Net realized gains on investments were $1.7 million for the three-month period ended March 31, 2001, an increase of $1.8 million, from a net realized loss of $0.1 million reported in the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2001.

                                                                    FOR THE
                                                              THREE-MONTH PERIODS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                              2001          2000
                                                              -----         -----
Fixed securities............................................  $ 0.7         $(0.3)
Mortgage loans..............................................    1.1           0.2
Real estate.................................................   (0.1)          0.0
                                                              -----         -----
                                                              $ 1.7         $(0.1)
                                                              =====         =====

     Other income was $2.9 million for the three-month period ended March 31, 2001, a decrease of $0.4 million, or 12.1%, as compared to $3.3 million in the comparable prior year period. The decrease was primarily due to lower revenues from reinsurance allocations.

     Benefits to policyholders were $25.0 million for the three-month period ended March 31, 2001, an increase of $12.5 million, or 100.0%, from $12.5 million reported in the comparable prior year period. The increase was primarily a result of (i) increased assumed benefits of $5.3 million from the new MODCO reinsurance treaty with USFL (see Note 6 in Unaudited Interim Condensed Financial Statements), (ii) death benefits on traditional products of $3.0 million at March 31, 2001 compared to $0.5 million at March 31, 2000, a $2.5 million increase. Universal Life ("UL"), Variable Universal Life ("VUL"),

Corporate Sponsored Life Insurance ("COLI"), and Group Universal Life ("GUL") had benefit expenses of $15.6 million at March 31, 2001 compared to $8.5 million at March 31, 2000, an increase of $7.1 million primarily due to higher death benefits. Offsetting the higher death benefit expenses was a decrease in traditional reserves of $1.1 million, which were $(0.2) million at March 31, 2001 compared to $0.9 million at March 31, 2000, and higher reinsurance claims of $4.4 million at March 31, 2001 compared to $1.7 million at March 31, 2000, an increase of $2.7 million, which also reduced expenses.

     Interest credited to policyholders' account balances was $16.5 million for the three-month period ended March 31, 2001, an increase of $0.4 million, or 2.5%, from $16.1 million reported in the comparable prior year period. The increase was primarily the result of an increase of $1.9 million in interest crediting on corporate sponsored variable universal life business ("CSVUL"), due to an increase in general account funds, offset by decreases in single premium deferred annuities ("SPDA") and other annuity products of $1.5 million due to the continued runoff of these products.

     Amortization of deferred policy acquisition costs ("DAC") was $10.6 million for the three-month period ended March 31, 2001, a decrease of $2.3 million, or 17.8%, from $12.9 million reported in the comparable prior year period. The decrease was a result of lower amortization on VUL and UL of $2.1 million due to higher death claims, and a decrease in amortization on FPVA of $0.9 million, primarily due to a decline in inforce business offset by an increase of $0.7 million as a result of the new MODCO treaty with USFL (See Note 6 in Unaudited Interim Condensed Financial Statements).

     Other operating costs and expenses were $28.2 million for the three-month period ended March 31, 2001, an increase of $5.1 million, or 22.1%, from $23.1 million reported in the comparable prior year period. The increase was due to higher allocated expenses from MONY LIFE of $29.3 million compared to $27.0 million from the prior year and higher non-dacable charges as a result of the USFL MODCO treaty which was $1.7 million, compared to $0.4 million at March 31, 2000, an increase of $1.3 million.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at March 31, 2001 and December 31, 2000.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                    AMOUNT AT                 AMOUNT AT
                                                    MARCH 31,    PERCENT     DECEMBER 31,    PERCENT
                                                      2001       OF TOTAL        2000        OF TOTAL
                                                    ---------    --------    ------------    --------
                                                                     ($ IN MILLIONS)
Not subject to discretionary withdrawal
  provisions......................................  $   51.3        1.4%       $   54.5         1.4%
Subject to discretionary withdrawal -- with market
  value adjustment or at carrying value less
  surrender charge................................   3,157.1       88.3%        3,577.7        89.1%
                                                    --------      -----        --------       -----
Subtotal..........................................   3,208.4       89.7%        3,632.2        90.5%
Subject to discretionary withdrawal -- without
  adjustment at carrying value....................     366.9       10.3%          382.2         9.5%
                                                    --------      -----        --------       -----
Total annuity reserves and deposit liabilities
  (gross of reinsurance)..........................  $3,575.3      100.0%       $4,014.4       100.0%
                                                    ========      =====        ========       =====

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                                     FOR THE
                                                               THREE-MONTH PERIOD
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                               2001           2000
                                                              ------         ------
                                                                 ($ IN MILLIONS)
PRODUCT LINE:
Variable and universal life.................................  $ 27.3         $  9.9
Annuities(1)................................................   111.2          209.0
                                                              ------         ------
          TOTAL.............................................  $138.5         $218.9
                                                              ======         ======

---------------
(1) Excludes amounts relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have decreased for the three-month period ended March 31, 2001 compared to the comparable prior year period reflecting the Company's conservation efforts and positive effects of the exchange program.

     During the three month period ended March 31, 2001 the Company reported cash used in operations of $(.7) million a decrease of $10.4 million from March 31, 2000 of $9.7 million. The decrease is primarily due to higher death benefit payments and higher insurance expenses. For the three month period ended March 31, 2001 net cash flow used in financing activities was $(4.0) million an increase of $19.0 as compared to the prior year. This increase is primarily due to lower annuity surrenders in the first quarter of 2001 as compared to the first quarter of 2000. The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of March 31, 2001, the Company had readily marketable fixed maturity securities with a carrying value of $1,038.8 million, which were comprised of $487.3 million of public and $551.5 million of private fixed maturity securities. At that date, approximately 87.9% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2

(considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at March 31, 2001, the Company had cash and cash equivalents of $110.8 million.

     At March 31, 2001, the Company had commitments outstanding of $3.9 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on the agricultural loans range between 7.4% and 8.2%. There were no commercial mortgage commitments outstanding as of March 31, 2001. The Company had commitments outstanding to purchase $8.5 million of private fixed maturity securities as of March 31, 2001 with interest rates ranging from 7.46% to 7.92%.

     Of the $29.0 million commercial mortgage loans in the Company's investment portfolio at March 31, 2001, $1.6 million, $8.7 million, $0.0 million, and $0.0 million are scheduled to mature in 2001, 2002, 2003, and 2004, respectively.

     At March 31, 2001, aggregate maturities of long-term debt based on required remaining principal payments for 2001 and the succeeding four years are $1.7 million, $2.4 million, $2.6 million, $2.8 million and $3.0 million, respectively, and $33.8 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at March 31, 2001, for the remainder of 2001 and the succeeding four years are $4.0 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million respectively, and $44.4 million thereafter.

     At March 31, 2001, the adjusted RBC capital ratios of all the Company's insurance subsidiaries were in excess of the minimum capital requirements of the RBC guidelines.

                                  INVESTMENTS

     The following table illustrates the net investment income yields based on average annual asset carrying values, excluding unrealized gains (losses) in the fixed maturity category. Equity real estate income is shown net of operating expenses and depreciation. Total investment income includes non-cash income from amortization, and payment-in-kind distributions. Investment expenses include mortgage servicing fees and other miscellaneous fee income.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                        AS OF THE THREE-MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------------
                                                         2001                             2000
                                            ------------------------------   ------------------------------
                                            NET INVESTMENT   AVERAGE ASSET   NET INVESTMENT   AVERAGE ASSET
                                             INCOME YIELD      BALANCES       INCOME YIELD      BALANCES
                                            --------------   -------------   --------------   -------------
Fixed Maturities..........................        7.4%         $1,020.9            7.0%         $1,062.7
Mortgage loans on real estate.............        8.1             106.6            7.7             165.4
Policy loans..............................        9.1              70.6            9.9              60.8
Real estate...............................        8.3               5.5            5.7               7.0
Other invested assets.....................        7.4               5.7           16.7               2.4
Cash and cash equivalents.................        6.1             116.9            6.0              33.4
                                                               --------                         --------
  Total invested assets before investment
     expenses.............................        7.4%         $1,326.2            7.2%         $1,331.7
                                                               ========                         ========
  Investment expenses.....................       (0.2)                           (0.1)
                                                 ----                             ----
  Total invested assets after investment
     expenses.............................        7.2%                             7.1%
                                                 ====                             ====

     The yield on general account invested assets (including net realized gains and losses on investments) was 7.7% and 7.1% for the three-month period ended March 31, 2001 and 2000, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities and privately placed debt securities, and represented 78.0% and 77.2% of total invested assets at March 31, 2001 and December 31, 2000, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at March 31, 2001, 87.9% were investment grade and 12.1% were below investment grade.

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

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Total fixed maturities (public and private).................  $1,038.8      $1,014.7
                                                              ========      ========
Problem fixed maturities....................................      12.9          12.5
Potential problem fixed maturities..........................       1.4           6.2
Restructured fixed maturities...............................       0.0           0.0
                                                              --------      --------
Total problem, potential problem & restructured fixed
  maturities................................................  $   14.3      $   18.7
                                                              ========      ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........       1.4%          1.8%
                                                              ========      ========

     At March 31, 2001, the Company's largest unaffiliated single concentration of fixed maturities was $40.5 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 3.0% of total invested assets. No other individual non-government issuer represents more than 2.6% of invested assets.

     The Company held approximately $218.4 million and $219.6 million of mortgage-backed and asset-backed securities as of March 31, 2001 and December 31, 2000, respectively. Of such amounts, $51.7 million and $59.3 million, or 23.7% and 27.0%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC and Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2001 and December 31, 2000, 75.4% and 75.3%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation of 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
CMOs........................................................   $ 94.3        $103.4
Asset-backed securities.....................................    119.5         111.7
Commercial MBSs.............................................      4.6           4.6
Pass-through securities.....................................      0.0           0.0
                                                               ------        ------
          Total MBSs and asset-backed securities............   $218.4        $219.7
                                                               ======        ======

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds), as of March 31, 2001 and December 31, 2000 is as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                       AS OF                    AS OF
                                                   MARCH 31, 2001         DECEMBER 31, 2000
                                               ----------------------   ----------------------
                                               AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                 COST      FAIR VALUE     COST      FAIR VALUE
                                               ---------   ----------   ---------   ----------
                                                               ($ IN MILLIONS)
Due in one year or less......................  $   49.6     $   50.0    $   46.6     $   46.8
Due after one year through five years........     266.2        270.3       263.4        263.2
Due after five years through ten years.......     420.2        425.6       414.0        406.1
Due after ten years..........................      72.9         74.5        79.2         79.0
                                               --------     --------    --------     --------
          Subtotal...........................     808.9        820.4       803.2        795.1
Mortgage-backed and other asset-backed
  securities.................................     213.6        218.4       216.1        219.6
                                               --------     --------    --------     --------
          Total..............................  $1,022.5     $1,038.8    $1,019.3     $1,014.7
                                               ========     ========    ========     ========

MORTGAGE LOANS

     Mortgage loans comprised 7.3% and 8.8% of total invested assets as of March 31, 2001 and December 31, 2000, respectively. Mortgage loans consist of commercial and agricultural loans. As of March 31, 2001 and December 31, 2000, commercial mortgage loans comprised $29.0 million and $49.0 million or 29.9% and 42.2% of total mortgage loan investments, respectively. Agricultural loans comprised $68.0 million and $67.1 million, or 70.1% and 57.8% of total mortgage loan investments at March 31, 2001 and December 31, 2000, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $10.0 million and represented 0.8% of general account invested assets as of March 31, 2001. No other mortgage loan represents more than 0.5% of invested assets. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for 82.0% of the total carrying value of the commercial loan portfolio and less than 1.8% of total invested assets at March 31, 2001.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                            AS OF              AS OF
                                                          MARCH 31,         DECEMBER 31,
                                                             2001               2000
                                                       ----------------   ----------------
                                                       CARRYING   % OF    CARRYING   % OF
                                                        VALUE     TOTAL    VALUE     TOTAL
                                                       --------   -----   --------   -----
                                                                 ($ IN MILLIONS)
Due in one year or less..............................   $ 1.6       5.4%   $ 3.7       7.4%
Due after one year through five years................    11.5      39.2     39.1      79.9
Due after five years through ten years...............     6.2      21.3      6.2      12.7
Due after ten years..................................     9.9      34.1      0.0       0.0
                                                        -----     -----    -----     -----
          Total......................................   $29.2     100.0%   $49.0     100.0%
                                                        =====     =====    =====     =====

  Problem, Potential Problem and Restructured Commercial Mortgages

     Loans that are delinquent and loans in process of foreclosure are categorized by the Company as "problem" loans. Loans with valuation allowances, but that are not currently delinquent, and loans which are on watchlist are categorized by the Company as "potential problem" loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as "restructured" loans.

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

        PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Total commercial mortgages..................................    $29.0        $49.0
                                                                =====        =====
Restructured commercial mortgages...........................    $ 8.3        $ 8.2
                                                                -----        -----
Total problem and restructured commercial mortgages.........    $ 8.3        $ 8.2
                                                                =====        =====
Valuation allowances/writedowns
Restructured loans..........................................    $ 0.1        $ 0.2
                                                                -----        -----
Total valuation allowances/writedowns.......................    $ 0.1        $ 0.2
                                                                =====        =====
Total valuation allowances/writedowns as a percent of
  problem and restructured commercial mortgages at carrying
  value before valuation allowances and writedowns..........      1.2%         2.4%
                                                                =====        =====

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2001 and December 31, 2000, such reserves were $0.3 million and $0.6 million, respectively.

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

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Total agricultural mortgages................................    $68.0        $67.1
                                                                =====        =====
Problem agricultural mortgages(1)...........................    $ 4.3        $ 4.0
Restructured agricultural mortgages.........................      0.9          0.9
                                                                -----        -----
Total problem, potential problem & restructured agricultural
  mortgages(2)..............................................    $ 5.2        $ 4.9
                                                                =====        =====
Total problem, potential problem & restructured agricultural
  mortgages percent of total agricultural mortgages.........      7.6%         7.3%
                                                                =====        =====

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $4.3 million and $4.0 million at March 31, 2001 and December 31, 2000, respectively. There were no mortgage loans in the process of foreclosure at March 31, 2001 and December 31, 2000.

(2) At both March 31, 2001 and December 31, 2000, there were no valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. At both March 31, 2001 and December 31, 2000, such reserves were $0.6 million.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of March 31, 2001 and December 31, 2000, the carrying value of the Company's real estate investments was $5.5 million and $5.4 million, respectively, or 0.4% and 0.4%, respectively, of general account invested assets. The Company owns investment real estate and real estate acquired upon foreclosure and real estate joint ventures.

     Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $3.2 million and $3.1 million as of March 31, 2001 and December 31, 2000, respectively. The carrying value of real estate to be disposed of was $2.3 million and $2.3 million as of March 31, 2001 and December 31, 2000, respectively.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                              AS OF MARCH 31, 2001             AS OF DECEMBER 31, 2000
                                        --------------------------------   --------------------------------
                                        IMPAIRMENT    VALUATION            IMPAIRMENT    VALUATION
                                        ADJUSTMENTS   ALLOWANCES   TOTAL   ADJUSTMENTS   ALLOWANCES   TOTAL
                                        -----------   ----------   -----   -----------   ----------   -----
Fixed maturities......................     $3.1          $0.0      $3.1       $3.1          $0.0      $3.1
Mortgages.............................      0.0           1.0       1.0        0.0           1.4       1.4
Real estate(1)........................      1.0           0.2       1.2        1.0           0.2       1.2
                                           ----          ----      ----       ----          ----      ----
          Total.......................     $4.1          $1.2      $5.3       $4.1          $1.6      $5.7
                                           ====          ====      ====       ====          ====      ====

---------------
(1) Includes $0.7 million at both March 31, 2001 and December 31, 2000, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 2000 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2001 is not materially different from that presented in the Company's 2000 Annual Report on Form 10-K at December 31, 2000.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 4 of the Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 2.  EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits

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

Date: May 14, 2001