Form 10-Q
period 2001-06-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2001-08-14
CIK 835357

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended June 30, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                     For the transition period from    to

                       Commission file number: 333-65423

                    MONY LIFE INSURANCE COMPANY OF AMERICA
            (Exact name of Registrant as specified in its charter)

         Arizona                 86-0222062
     (State or other               (I.R.S.
      jurisdiction         EmployerIdentification
   ofincorporation or               No.)
      organization)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of June 30, 2001, there were 3,371 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

                               -----------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I FINANCIAL INFORMATION

Item 1:    Unaudited interim condensed balance sheets as of June 30, 2001
           and December 31, 2000...............................................................   4

           Unaudited interim condensed statements of income and comprehensive income for the
           three-month periods ended June 30, 2001 and 2000....................................   5

           Unaudited interim condensed statements of income and comprehensive income for the
           six-month periods ended June 30, 2001 and 2000......................................   6

           Unaudited interim condensed statement of changes in shareholder's equity for the
           six-month period ended June 30, 2001................................................   7

           Unaudited interim condensed statements of cash flows for the six-month periods ended
           June 30, 2001 and 2000..............................................................   8

           Notes to unaudited interim condensed financial statements...........................   9

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................................  12

Item 3:    Quantitative and Qualitative Disclosures About Market Risk..........................  24

PART II OTHER INFORMATION

Item 1:    Legal Proceedings...................................................................  25

SIGNATURES                                                                                      S-1

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

ITEM 1:

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                  UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000

                                                                June 30, December 31,
                                                                  2001       2000
                                                                -------- ------------
                                                                   ($ in millions)
                            ASSETS
Investments:
   Fixed maturity securities available-for-sale, at fair value. $1,051.4   $1,014.7
   Mortgage loans on real estate...............................    111.7      116.1
   Policy loans................................................     72.8       69.4
   Real estate.................................................      5.5        5.4
   Other invested assets.......................................     36.1        3.4
                                                                --------   --------
                                                                 1,277.5    1,209.0
                                                                --------   --------
   Cash and cash equivalents...................................    173.5      104.8
   Accrued investment income...................................     20.7       19.2
   Amounts due from reinsurers.................................     33.9       30.7
   Deferred policy acquisition costs...........................    525.8      483.5
   Current federal income taxes receivable.....................     28.8       14.9
   Other assets................................................     17.8        4.4
   Separate account assets.....................................  3,769.0    4,064.4
                                                                --------   --------
       Total assets............................................ $5,847.0   $5,930.9
                                                                ========   ========
             LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................... $  140.7   $  134.8
Policyholders' account balances................................  1,180.5    1,154.9
Other policyholders' liabilities...............................     74.6       68.9
Accounts payable and other liabilities.........................    131.3       33.2
Note payable to affiliate (Note 5).............................     45.7       46.9
Deferred federal income taxes..................................     66.1       48.3
Separate account liabilities...................................  3,769.0    4,064.4
                                                                --------   --------
       Total liabilities....................................... $5,407.9   $5,551.4
                                                                --------   --------
Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5,000,000 shares authorized,
2,500,000 issued and outstanding............................... $    2.5   $    2.5
Capital in excess of par.......................................    299.7      249.7
Retained earnings..............................................    136.0      128.3
Accumulated other comprehensive loss...........................      0.9       (1.0)
                                                                --------   --------
       Total shareholder's equity..............................    439.1      379.5
                                                                --------   --------
       Total liabilities and shareholder's equity.............. $5,847.0   $5,930.9
                                                                ========   ========

  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

               UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
               Three-month Periods Ended June 30, 2001 and 2000

                                                        2001     2000
                                                       -----    -----
                                                       ($ in millions)
Revenues:
Universal life and investment-type product policy fees $36.3    $43.9
Premiums..............................................  13.8      7.4
Net investment income.................................  22.2     23.3
Net realized (losses)/gains on investments............   4.0     (1.7)
Other income..........................................   2.2      4.2
                                                       -----    -----
Total revenues........................................  78.5     77.1
                                                       -----    -----

Benefits and Expenses:
Benefits to policyholders.............................  20.6     19.8
Interest credited to policyholders' account balances..  15.6     14.8
Amortization of deferred policy acquisition costs.....  14.1     15.2
Other operating costs and expenses....................  18.4     21.2
                                                       -----    -----
Total benefits and expense............................  68.7     71.0
                                                       -----    -----
Income before income taxes............................   9.8      6.1
Income tax expense....................................   2.7      1.5
                                                       -----    -----
Net income............................................   7.1      4.6
Other comprehensive (loss), net.......................  (3.6)    (0.6)
                                                       -----    -----
Comprehensive income.................................. $ 3.5    $ 4.0
                                                       =====    =====


  See accompanying notes to unaudited interim condensed financial statements.

               UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                Six-month Periods Ended June 30, 2001 and 2000

                                                        2001    2000
                                                       ------  ------
                                                       ($ in millions)
Revenues:
Universal life and investment-type product policy fees $ 76.4  $ 82.0
Premiums..............................................   26.3    12.3
Net investment income.................................   46.1    47.0
Net realized gains/(losses) on investments............    5.7    (1.8)
Other Income..........................................    5.1     7.5
                                                       ------  ------
                                                        159.6   147.0
                                                       ------  ------
Benefits and Expenses:
Benefits to policyholders.............................   45.6    32.3
Interest credited to policyholders' account balances..   32.1    30.9
Amortization of deferred policy acquisition costs.....   24.7    28.1
Other operating costs & expenses......................   46.6    44.3
                                                       ------  ------
                                                        149.0   135.6
                                                       ------  ------
Income before income taxes............................   10.6    11.4
Income tax expense....................................    2.9     3.4
                                                       ------  ------
Net income............................................    7.7     8.0
Other comprehensive income/(loss), net................    1.9    (1.3)
                                                       ------  ------
Comprehensive (loss) income........................... $  9.6  $  6.7
                                                       ======  ======


  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                      OF CHANGES IN SHAREHOLDER'S EQUITY
                     Six-month Period Ended June 30, 2001

                                                              Accumulated
                                           Capital               Other         Total
                                   Common In Excess Retained Comprehensive Shareholder's
                                   Stock   of Par   Earnings Income/(Loss)    Equity
                                   ------ --------- -------- ------------- -------------
Balance, December 31, 2000........  $2.5   $249.7    $128.3      $(1.0)       $379.5
Capital Contribution..............           50.0                               50.0
Comprehensive income:
   Net income.....................                      7.7                      7.7
   Other comprehensive income (1).                                 1.9           1.9
                                                                              ------
Comprehensive income..............                                               9.6
                                    ----   ------    ------      -----        ------
Balance, June 30, 2001............  $2.5   $299.7    $136.0      $ 0.9        $439.1
                                    ====   ======    ======      =====        ======

----------
(1)Represents unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes.



  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

             UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
                Six-month Periods Ended June 30, 2001 and 2000

                                                                                      2001     2000
                                                                                     -------  -------
                                                                                      ($ in millions)
Net cash (used in) operating activities............................................. $  36.0  $ (76.4)
Cash flows from investing activities:
Sales, maturities or repayments of:
 Fixed maturities...................................................................   126.6    102.8
 Mortgage loans on real estate......................................................    36.5      7.3
Acquisitions of investments:
 Fixed maturities...................................................................  (180.5)   (44.6)
 Equity securities..................................................................    (0.2)     0.0
 Mortgage loans on real estate......................................................   (31.1)    (6.4)
 Real estate........................................................................    (0.2)    (0.5)
 Other invested assets..............................................................    (2.6)    (0.9)
 Policy loans, net..................................................................    (3.4)    (6.3)
                                                                                     -------  -------
Net cash provided by/(used in) investing activities................................. $ (54.9) $  51.4
                                                                                     -------  -------
Cash flows from financing activities:
Repayment of note to affiliate......................................................    (1.1)    (1.0)
Receipts from annuity and universal life policies credited to policyholders' account
  balances..........................................................................   427.4    937.4
Return of policyholders' account balances on annuity and universal life policies....  (388.7)  (939.3)
Capital contribution................................................................    50.0      0.0
Net cash provided by financing activities...........................................    87.6     (2.9)
                                                                                     -------  -------
Net increase in cash and cash equivalents...........................................    68.7    (27.9)
Cash and cash equivalents, beginning of year........................................   104.8     28.9
                                                                                     -------  -------
Cash and cash equivalents, end of period............................................ $ 173.5  $   1.0
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

   The Company's primary business is to provide asset accumulation and life insurance products to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force. These products are sold in 49 states (not including New York), the District of Columbia, and Puerto Rico.

2. Basis of Presentation

   The accompanying unaudited interim condensed financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 which are presented in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three-month and six-month period ending June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

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

   On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of

                    MONY LIFE INSURANCE COMPANY OF AMERICA

America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, we filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other punitive class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

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

   At June 30, 2001, the Company had commitments to issue $1.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.64% to 7.84%. The Company had commercial mortgage commitments of $21.3 million with interest rates ranging from 7.68% to 8.25%. The Company had commitments outstanding to purchase $6.5 million of private fixed maturity securities as of June 30, 2001 with an interest rate of 10.67%

5. Note Payable to Affiliate

   On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of June 30, 2001 is $45.8 million.

6. Intercompany Reinsurance Agreements

   The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. The Company amended that agreement effective January 1, 2000 to add all other term life policies and all universal life policies written by USFL on or after January 1, 2000. Effective April 01, 2001, the Company amended that agreement to add a new

                    MONY LIFE INSURANCE COMPANY OF AMERICA
series of term life insurance policies issued by USFL. At June 30, 2001 the Company recorded a payable of $8.1 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

   Effective September 1, 1999, the Company recaptured its reinsurance agreements with MONY Life for all inforce and new business. The Company simultaneously entered into new reinsurance agreements with third party reinsurers, which reinsured the same block of business as that previously reinsured by MONY Life. Under the new reinsurance agreements, the Company increased its retention limits on new business for any one person for individual products from $0.5 million to $4.0 million and on last survivor products from $0.5 million to $6.0 million.

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

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the new requirements did not have a significant impact on the Company's financial position or earnings.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase accounting method and abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This statement has no effect on the financial position or results of operations of the Company.

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This statement addresses (i) how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and (ii) how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS 142, Company's will no longer amortize goodwill on a straight-line basis over a predetermined period of time. SFAS 142 requires companies to evaluate recoverability of goodwill at least annually, and more frequently if events and circumstances indicate that goodwill may not be recoverable. FAS 142 requires amortization of identified intangibles with finite useful lives over their expected useful lives. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 should not have any significant impact on the financial position and results of operations.

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

   The Company is a stock life insurance company organized in the state of Arizona. The Company is a wholly owned subsidiary of MONY Life Insurance Company, a stock life insurance company domiciled in the state of New York. MONY Life, formerly The Mutual Life Insurance Company of New York converted from a mutual life insurance company to a stock life insurance company (the "Demutualization"). MONY Life is a wholly owned subsidiary of The MONY Group; a Delaware Corporation organized to be the parent holding company of MONY Life.

   The Company's primary business is to provide asset accumulation and life insurance products to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force. These products are sold in 49 states (not including New York), the District of Columbia, and Puerto Rico.

   The following table presents the Company's results of operations for the three and six-month periods ended June 30, 2001 and 2000.

                             Results of Operations

                                                          For the       For the
                                                        Three-Month    Six-Month
                                                       Periods Ended Periods Ended
                                                         June 30,       June 30,
                                                       ------------  -------------
                                                        2001  2000    2001   2000
                                                       -----  -----  ------ ------
                                                             ($ in millions)
Revenues:
Universal life and investment-type product policy fees $36.3  $43.9  $ 76.4 $ 82.0
Premiums..............................................  13.8    7.4    26.3   12.3
Net investment income.................................  22.2   23.3    46.1   47.0
Net realized gains on investments.....................   4.0   (1.7)    5.7   (1.8)
Other income..........................................   2.2    4.2     5.1    7.5
                                                       -----  -----  ------ ------
   Total revenues.....................................  78.5   77.1   159.6  147.0
Benefits and expenses:
Benefits to policyholders.............................  20.6   19.8    45.6   32.3
Interest credited to policyholders' account balances..  15.6   14.8    32.1   30.9
Amortization of deferred policy acquisition costs.....  14.1   15.2    24.7   28.1
Other operating costs and expenses....................  18.4   21.2    46.6   44.3
                                                       -----  -----  ------ ------
   Total benefits and expenses........................  68.7   71.0   149.0  135.6
                                                       -----  -----  ------ ------
Income before income taxes............................ $ 9.8  $ 6.1  $ 10.6 $ 11.4
                                                       =====  =====  ====== ======

  For the Three-Month Period Ended June 30, 2001 Compared to the Three-Month Period Ended June 30, 2000

   Universal life ("UL") and investment-type product fees were $36.3 million for the three-month period ended June 30, 2001, a decrease of $7.6 million, or 17.3%, from $43.9 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

   Flexible premium variable annuity ("FPVA") product fees were $12.9 million for the three-month period ended June 30, 2001, a decrease of $3.0 million, from $15.9 million reported in the prior period. The decrease is primarily attributable to lower mortality & expense and surrender charges of $1.3 million and $1.7 million respectively. The decrease in surrender charges is due to positive results of the conservation unit and other efforts designed to reduce policy surrenders. The decrease in mortality and expense charges is due to the lower fund balances resulting from stock market declines.

   Premium revenue was $13.8 million for the three-month period ended June 30, 2001, an increase of $6.4 million, from $7.4 million reported in the comparable prior year period. The increase was primarily the result of the modified coinsurance treaty ("MODCO") between U.S. Financial Life and the Company, $4.1 million. (See Note 6 in Unaudited Interim Condensed Financial Statements). In addition, direct premiums were $4.5 million for the three-month period ended June 30, 2001, an increase of $2.3 million from $2.2 million reported for the comparable period.

   Net Investment income was $22.2 million for the three-month period ended June 30, 2001, a decrease of $1.1 million, or 4.7%, from $23.3 million reported in the comparable prior year period. The decrease was primarily related to a decrease in the average balance of invested assets, offset with higher average portfolio yields.

   Net realized gains on investments were $4.0 million for the three-month period ended June 30, 2001, an increase of $5.7 million, from a net realized loss of $1.7 million reported in the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000.

                    For the
                  Three-month
                 Periods Ended
                   June 30,
                 ------------
                 2001   2000
                 -----  -----
Fixed maturities $ 4.2  $(1.8)
Mortgage loans..  (0.2)   0.0
Real estate.....  (0.0)   0.1
                 -----  -----
                 $ 4.0  $(1.7)
                 =====  =====

   Other income was $2.2 million for the three-month period ended June 30, 2001, a decrease of $2.0 million, or 47.6%, as compared to $4.2 million in the comparable prior year period. The decrease was primarily due to lower revenue from supplemental contracts because of the declining interest rate environment making this product less attractive to policyholders.

   Benefits to policyholders were $20.6 million for the three-month period ended June 30, 2001, an increase of $0.8 million, or 4.0%, from $19.8 million reported in the comparable prior year period. The increase was primarily a result of (i) higher assumed benefits of $5.8 million from the MODCO reinsurance treaty with USFL due to the increase of inforce business, (See Note 6 in Unaudited Interim Condensed Financial Statements), (ii) Reinsurance reserve credits increased by $2.3 million lowering benefit expenses for the quarter, (iii) supplemental contracts decreased by $2.5 million due to a decline in sales.

   Interest credited to policyholders' account balances was $15.6 million for the three-month period ended June 30, 2001, an increase of $0.8 million, or 5.4%, from $14.8 million reported in the comparable prior year period. The increase was primarily higher interest crediting of $1.7 million on corporate sponsored variable universal life business ("CSVUL"), due to an increase in general account funds, offset by decreases in single premium deferred annuities ("SPDA") and other annuity products of $1.1 million due to the continued runoff of these products.

   Amortization of deferred policy acquisition costs ("DAC") was $14.0 million for the three-month period ended June 30, 2001, a decrease of $1.2 million, or 7.9%, from $15.2 million reported in the comparable prior year period. The decrease was primarily due to lower amortization on FPVA of $2.8 million as a result of an adjustment to future expected profitability due to higher surrender charges offset by an increase of $1.1 million as a result of the new MODCO treaty with USFL. (See Note 6 in Unaudited Interim Condensed Financial Statements).

   Other operating costs and expenses were $18.4 million for the three-month period ended June 30, 2001, a decrease of $2.8 million, or 13.2%, from $21.2 million reported in the comparable prior year period. The decrease was primarily due to higher dacable expenses offset with higher allocated expenses from MONY Life.

  For the Six-Month Period Ended June 30, 2001 Compared to the Six-Month Period Ended June 30, 2000

   Universal life ("UL") and investment-type product fees were $76.4 million for the six-month period ended June 30, 2001, an decrease of $5.6 million, or 6.8%, from $82.0 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

   Flexible premium variable annuity ("FPVA") product fees, gross of reinsurance, were $26.5 million for the six-month period ended June 30, 2001, a decrease of $6.3 million, from $32.8 million reported in the comparable prior year period. The decrease was due to lower mortality & expense charges of $2.3 million due to lower fund values from stock market declines and lower surrender fees of $3.8 million due to the efforts of the conservation unit.

   Variable universal life and corporate sponsored variable universal life ("CSVUL") product fees were $29.6 million for the six-month period ended June 30, 2001, an increase of $0.7 million, from $28.9 million reported in the comparable prior year period. The increase in fees was primarily due to higher charges for cost of insurance and higher administrative charges of $0.9 million and $4.4 million respectively, lower surrender and loading charges of $0.1 million, and higher unearned revenue (amounts assigned to the policyholders for future services) of $4.5 million.

   Premium revenue was $26.3 million for the six-month period ended June 30, 2001, an increase of $14.0 million, from $12.3 million reported in the comparable prior year period. The increase was primarily the result of the modified coinsurance treaty ("MODCO") between U.S. Financial Life and the Company. (see Note 6 in Unaudited Interim Condensed Financial Statements). Assumed premiums were $18.9 million at June 30, 2001, an increase of $10.3 million, or 119.8%, from $8.6 million reported for the comparable period ending June 30, 2000. USFL has experienced significant growth in traditional product renewal premiums. In addition, direct premiums increased by $3.7 million to $7.4 million at June 30, 2001, compared to $3.7 million at June 30, 2000.

   Net investment income was $46.1 million for the six-month period ended June 30, 2001, a decrease of $0.9 million, or 1.9%, from $47.0 million reported in the comparable prior year period. The decrease was primarily related to a increase in the average portfolio yield, which was partially offset by an decrease in the average balances of invested assets.

   Net realized gains on investments were $5.7 million for the six-month period ended June 30, 2001, an increase of $7.5 million, from a net realized loss of $1.8 million reported in the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000.


                    For the
                   Six-month
                 Periods Ended
                   June 30,
                 ------------
                 2001   2000
                 -----  -----
Fixed Maturities $ 4.8  $(2.1)
Mortgage Loans..   1.0    0.3
Real Estate.....  (0.1)   0.0
                 -----  -----
                 $ 5.7  $(1.8)
                 =====  =====

   Other income was $5.1 million for the six-month period ended June 30, 2001, an decrease of $2.4 million, or 32.0%, as compared to $7.5 million in the comparable prior year period. The decrease was primarily due to lower revenue from supplemental contracts due to the declining interest rate environment making this product less attractive.

   Benefits to policyholders were $45.6 million for the six-month period ended June 30, 2001, an increase of $13.3 million, or 41.2%, from $32.3 million reported in the comparable prior year period. The increase was the result of
(i) higher assumed benefits of $11.1 million from the MODCO reinsurance treaty with USFL due to the increasing inforce business (See Note 6 in Unaudited Interim Condensed Financial Statements), and (ii) higher death benefits on traditional products of $1.7 million. Universal Life ("UL"), Variable Universal Life ("VUL"), Corporate Sponsored Life Insurance ("COLI"), and Group Universal Life ("GUL"), had an increase of $6.6 million primarily due to higher death benefits. Offsetting the higher benefit expenses was a decrease in traditional reserves of $0.7 million, and higher reinsurance claims of $8.3 million at June 30, 2001 compared to $3.3 million at June 30, 2000, an increase of $5.0 million.

   Interest credited to policyholders' account balances was $32.1 million for the six-month period ended June 30, 2001, an increase of $1.2 million, or 3.9%, from $30.9 million reported in the comparable prior year period. The increase was the result of higher interest crediting of $3.5 million on corporate sponsored variable universal life business ("CSVUL") due to higher general account fund values, offset by decreases in single premium deferred annuities ("SPDA") and other annuity products, of $2.6 million due to the continued run off of these products.

   Amortization of deferred policy acquisition costs ("DAC") was $24.6 million for the six-month period ended June 30, 2001, a decrease of $3.5 million, or 12.5%, from $28.1 million reported in the comparable prior year period. The decrease was a result of lower amortization on VUL and UL of $1.8 million due to higher death claims. A decrease in amortization on FPVA of $3.7 million, the result of an adjustment to future expected profitability due to higher surrender charges offset by an increase of $1.8 million of annuitization due to the MODCO reinsurance treaty with USFL (See Note 6 in Unaudited Interim Condensed Financial Statements).

   Other operating costs and expenses were $46.6 million for the six-month period ended June 30, 2001, an increase of $2.3 million, or 5.2%, from $44.3 million reported in the comparable year. The increase was due to higher allocated expenses from MONY Life of $62.5 million compared to $55.0 million from the prior year, a $7.5 million increase, offset with higher dacable expenses.

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

   The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at June 30, 2001 and December 31, 2000.

                         Withdrawal Characteristics of
                   Annuity Reserves and Deposit Liabilities

                                                                    Amount at           Amount at
                                                                    June 30,  Percent  December 31, Percent
                                                                      2001    of Total     2000     of Total
                                                                    --------- -------- ------------ --------
                                                                                ($ in millions)
Not subject to discretionary withdrawal provisions................. $   51.5     1.3%    $   54.5      1.4%
Subject to discretionary withdrawal -- with market value adjustment
  or at carrying value less surrender charge.......................  3,302.0    88.9%     3,577.7     89.1%
Subtotal...........................................................  3,353.5    90.2%     3,632.2     90.5%
Subject to discretionary withdrawal -- without adjustment at
  carrying value...................................................    362.1     9.8%       382.2      9.5%
                                                                    --------   -----     --------    -----
Total annuity reserves and deposit liabilities (gross of
  reinsurance)..................................................... $3,715.6   100.0%    $4,014.4    100.0%
                                                                    ========   =====     ========    =====

   The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                          Surrenders and Withdrawals

                                        For the Three- For the Six-
                                         Month Period  Month Period
                                            Ended          Ended
                                           June 30,      June 30,
                                        -------------- -------------
                                         2001    2000   2001   2000
                                        ------  ------ ------ ------
                                              ($ in millions)
            Product Line:
            Variable and universal life $ 12.6  $  8.5 $ 37.9 $ 18.4
            Annuities(1)...............   97.0   184.7  208.3  393.7
                                        ------  ------ ------ ------
               Total................... $109.6  $193.2 $246.2 $412.1
                                        ======  ====== ====== ======

----------
(1)Excludes amounts relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

   Annuity surrenders have decreased for the three-month and six-month period ended June 30, 2001 compared to the comparable prior year period reflecting the Company's conservation efforts and positive effects of the exchange program.

   During the six month period ended June 30, 2001 the Company reported cash provided by operations of $36.0 million, a increase of $112.6 million from June 30, 2000 of $76.4 million. The increase is primarily due to the timing of payments to the Parent Company to satisfy intercompany obligations offset by higher death benefits paid. For the six month period ended June 30, 2001 net cash flow provided by financing activities was $87.6 million an increase of $90.5 as compared to the prior year. This increase is primarily due to a $50 million capital contribution from the parent to support the Company's operations and lower surrenders (as noted in the table above). The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of June 30, 2001, the Company had readily marketable fixed maturity securities with a carrying value of $1,051.4 million, which were comprised of $481.9 million of public and

$569.5 million of private fixed maturity securities. At that date, approximately 87.5% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at June 30, 2001, the Company had cash and cash equivalents of $173.5 million.

   At June 30, 2001, the Company had commitments outstanding of $1.5 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on the agricultural loans range between 7.64% and 7.84%. The Company had commercial mortgage commitments of $21.3 million with interest rates ranging from 7.68% to 8.25%. The Company had commitments outstanding to purchase $6.5 million of private fixed maturity securities as of June 30, 2001 with an interest rate 10.67%

   Of the $42.3 million commercial mortgage loans in the Company's investment portfolio at June 30, 2001, $0.0 million, $8.7 million, $0.0 million, and $15.2 million are scheduled to mature in 2001, 2002, 2003, and 2004, respectively.

   At June 30, 2001, aggregate maturities of long-term debt based on required remaining principal payments for 2001 and the succeeding four years are $1.2 million, $2.4 million, $2.6 million, $2.8 million and $3.0 million, respectively, and $33.8 million thereafter.

   Aggregate contractual debt service payments on the Company's debt at June 30, 2001, for the remainder of 2001 and the succeeding four years are $2.7 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million respectively, and $44.4 million thereafter.

   At June 30, 2001, the adjusted RBC capital ratios of all the Company's insurance subsidiaries were in excess of the minimum capital requirements of the RBC guidelines.

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

                     Investment Results by Asset Category

                                                       As of the Three-month Periods Ended June 30,
                                                 ---------------------------------------------------------
                                                             2001                         2000
                                                 ---------------------------- ----------------------------
                                                 Net Investment Average Asset Net Investment Average Asset
                                                  Income Yield    Balances     Income Yield    Balances
                                                 -------------- ------------- -------------- -------------
Fixed Maturities................................       7.1%       $1,035.8          7.2%       $1,032.2
Mortgage loans on real estate...................       7.1           104.4          7.9           165.0
Policy loans....................................       1.7            72.5          5.5            64.0
Real estate.....................................       8.6             5.5          5.6             7.2
Other invested assets...........................       2.8            22.0         18.5             3.1
Cash and cash equivalents.......................       4.8           143.7          7.8            16.9
                                                                  --------                     --------
Total invested assets before investment expenses       6.5%       $1,383.9          7.2%       $1,288.4
                                                                  ========                     ========
Investment expenses/ other fee income...........      (0.1)                         0.0
                                                      ----                         ----
Total invested assets after investment expenses.       6.4%                         7.2%
                                                      ====                         ====

                                                        As of the Six-month Periods Ended June 30,
                                                 ---------------------------------------------------------
                                                             2001                         2000
                                                 ---------------------------- ----------------------------
                                                 Net Investment Average Asset Net Investment Average Asset
                                                  Income Yield    Balances     Income Yield    Balances
                                                 -------------- ------------- -------------- -------------
Fixed Maturities................................       7.2%       $1,034.1          7.1%       $1,046.3
Mortgage loans on real estate...................       7.1           113.9          7.9           164.7
Policy loans....................................       5.4            71.1          7.7            62.0
Real estate.....................................       8.5             5.5          5.7             7.1
Other invested assets...........................       2.6            19.7         16.3             3.0
Cash and cash equivalents.......................       5.3           133.1          9.1            19.8
                                                                  --------                     --------
Total invested assets before investment expenses       6.9%       $1,377.4          7.2%       $1,302.9
                                                                  ========                     ========
Investment expenses.............................      (0.2)                         0.0
                                                      ----                         ----
Total invested assets after investment expenses.       6.7%                         7.2%
                                                      ====                         ====

   The yield on general account invested assets (including net realized gains and losses on investments) was 7.3% and 6.7% for the three-month period ended June 30, 2001 and 2000, respectively and 7.4% and 6.9% for the six-month period ended June 30, 2001 and 2000, respectively.

Fixed Maturities

   Fixed maturities consist of publicly traded debt securities and privately placed debt securities, and represented 72.5% and 77.2% of total invested assets at June 30, 2001 and December 31, 2000, respectively.

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

   Of the Company's total portfolio of fixed maturity securities at June 30, 2001, 87.5% were investment grade and -12.5% were below investment grade.

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

                        Problem, Potential Problem and
                  Restructured Fixed Maturities at Fair Value

                                                                                        As of       As of
                                                                                       June 30,  December 31,
                                                                                         2001        2000
                                                                                       --------  ------------
                                                                                          ($ in millions)
Total fixed maturities (public and private)........................................... $1,051.4    $1,014.7
                                                                                       ========    ========
Problem fixed maturities..............................................................     12.5        12.5
Potential problem fixed maturities....................................................      3.5         6.2
                                                                                       --------    --------
Total problem, potential problem & restructured fixed maturities...................... $   16.0    $   18.7
                                                                                       ========    ========
Total problem, potential problem & restructured fixed maturities as a percent of total
  fixed maturities....................................................................      1.5%        1.8%
                                                                                       ========    ========

   At June 30, 2001, the Company's largest unaffiliated single concentration of fixed maturities was $37.5 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 2.6% of total invested assets. No other individual non-government issuer represents more than 1.4% of invested assets.

   The Company held approximately $211.5 million and $219.6 million of mortgage-backed and asset-backed securities as of June 30, 2001 and December 31, 2000, respectively. Of such amounts, $45.9 million and $59.3 million, or 21.7% and 27.0%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC and Government National

Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 2001 and December 31, 2000, 75.2% and 75.3%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned a NAIC Designation of
1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

   The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                     Mortgage and Asset-backed Securities

                                        As of      As of
                                       June 30, December 31,
                                         2001       2000
                                       -------- ------------
                                          ($ in millions)
CMOs..................................  $ 86.2     $103.4
Asset-backed securities...............   116.8      111.7
Commercial MBSs.......................     8.5        4.6
                                        ------     ------
Total MBSs and asset-backed securities  $211.5     $219.7
                                        ======     ======

   The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds), as of June 30, 2001 and December 31, 2000 is as follows:

            Fixed Maturity Securities by Contractual Maturity Dates

                                                         As of                As of
                                                     June 30, 2001      December 31, 2000
                                                  -------------------- --------------------
                                                  Amortized Estimated  Amortized Estimated
                                                    Cost    Fair Value   Cost    Fair Value
                                                  --------- ---------- --------- ----------
                                                               ($ in millions)
Due in one year or less.......................... $   64.6   $   65.2  $   46.6   $   46.8
Due after one year through five years............    268.1      268.9     263.4      263.2
Due after five years through ten years...........    436.1      434.8     414.0      406.1
Due after ten years..............................     71.3       71.0      79.2       79.0
                                                  --------   --------  --------   --------
   Subtotal......................................    840.1      839.9     803.2      795.1
Mortgage-backed and other asset-backed securities    208.9      211.5     216.1      219.6
                                                  --------   --------  --------   --------
   Total......................................... $1,049.0   $1,051.4  $1,019.3   $1,014.7
                                                  ========   ========  ========   ========

Mortgage Loans

   Mortgage loans comprised 7.7% and 8.8% of total invested assets as of June 30, 2001 and December 31, 2000, respectively. Mortgage loans consist of commercial and agricultural loans. As of June 30, 2001 and December 31, 2000, commercial mortgage loans comprised $42.3 million and $49.0 million or 37.9% and 42.2% of total mortgage loan investments, respectively. Agricultural loans comprised $69.4 million and $67.1 million, or 62.1% and 57.8% of total mortgage loan investments at June 30, 2001 and December 31, 2000, respectively.

Commercial Mortgage Loans

   For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $15.2 million and represented 1.0% of general account invested assets as of June 30, 2001. No other mortgage loan represents more than 0.7% of invested assets. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for 87.6% of the total carrying value of the commercial loan portfolio and less than 2.6% of total invested assets at June 30, 2001.

   The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              Commercial Mortgage Loan Portfolio Maturity Profile

                                            As of            As of
                                        June 30, 2001  December 31, 2000
                                       --------------  ----------------
                                       Carrying % of   Carrying   % of
                                        Value   Total   Value     Total
                                       -------- -----    -------- -----
                                                ($ in millions)
Due in one year or less...............  $ 0.0     0.0%  $ 3.7       7.4%
Due after one year through five years.   29.5    69.7    39.1      79.9
Due after five years through ten years    3.0     7.1     6.2      12.7
Due after ten years...................    9.8    23.2     0.0       0.0
                                        -----   -----    -----    -----
   Total..............................  $42.3   100.0%  $49.0     100.0%
                                        =====   =====    =====    =====

  Problem, Potential Problem and Restructured Commercial Mortgages

   Loans that are delinquent and loans in process of foreclosure are categorized by the Company as "problem" loans. Loans with valuation allowances, but that are not currently delinquent, and loans, which are on watchlist, are categorized by the Company as "potential problem" loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as "restructured" loans.

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

        Problem and Restructured Commercial Mortgages at Carrying Value

                                                                                As of      As of
                                                                               June 30, December 31,
                                                                                 2001       2000
                                                                               -------- ------------
                                                                                  ($ in millions)
Total commercial mortgages....................................................  $42.3      $49.0
                                                                                =====      =====
Restructured commercial mortgages.............................................  $ 8.3      $ 8.2
                                                                                =====      =====
Total problem and restructured commercial mortgages...........................  $ 8.3      $ 8.2
                                                                                =====      =====
Valuation allowances/writedowns
Restructured loans............................................................  $ 0.1        0.2
                                                                                =====      =====
Total valuation allowances/writedowns.........................................  $ 0.1      $ 0.2
                                                                                =====      =====
Total valuation allowances/writedowns as a percent of problem and restructured commercial mortgages at carrying value before valuation allowances and
  writedowns..................................................................    1.2%       2.4%
                                                                                =====      =====

   In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2001 and December 31, 2000, such reserves were $0.5 million and $0.6 million, respectively.

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

Problem, Potential Problem and Restructured Agricultural Mortgages at Carrying
                                     Value

                                                                                         As of      As of
                                                                                        June 30, December 31,
                                                                                          2001       2000
                                                                                        -------- ------------
                                                                                           ($ in millions)
Total agricultural mortgages...........................................................  $69.4      $67.1
                                                                                         =====      =====
Problem agricultural mortgages(1)......................................................  $ 1.8      $ 4.0
Restructured agricultural mortgages....................................................    0.9        0.9
                                                                                         -----      -----
Total problem, potential problem & restructured agricultural mortgages(2)..............  $ 2.7      $ 4.9
                                                                                         =====      =====
Total problem, potential problem & restructured agricultural mortgages percent of total
  agricultural mortgages...............................................................    3.9%       7.3%
                                                                                         =====      =====

----------
(1)Problem agricultural mortgages included delinquent mortgage loans of $0.9 million and $4.0 million at June 30, 2001 and December 31, 2000, respectively. There were mortgage loans in the process of foreclosure of $0.9 million and $0.0 million at such dates.
(2)At both June 30, 2001 and December 31, 2000, there were no valuation allowances/writedowns relating to problem, potential problem and restructured agricultural mortgages.

   In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. At June 30, 2001 and December 31, 2000, such reserves were $0.7 million and $0.6 million, respectively.

Equity Real Estate

   The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of June 30, 2001 and December 31, 2000, the carrying value of the Company's real estate investments was $5.5 million and $5.4 million, respectively, or 0.4% and 0.4%, respectively, of general account invested assets. The Company owns investment real estate and real estate acquired upon foreclosure and real estate joint ventures.

   Equity real estate is categorized as either "Real estate held for investment" or "Real estate to be disposed of ". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $3.2 million and $3.1 million as of June 30, 2001 and December 31, 2000, respectively. The carrying value of real estate to be disposed of was $2.3 million and $2.3 million as of June 30, 2001 and December 31, 2000, respectively.

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

               Cumulative Impairment Adjustments and Provisions
                    for Valuation Allowances on Investments

                     As of June 30, 2001        As of December 31, 2000
                 ---------------------------- ----------------------------
                 Impairment  Valuation        Impairment  Valuation
                 Adjustments Allowances Total Adjustments Allowances Total
                 ----------- ---------- ----- ----------- ---------- -----
Fixed maturities    $3.1        $0.0    $3.1     $3.1        $0.0    $3.1
Mortgages.......     0.0         1.2     1.2      0.0         1.4     1.4
Real estate(1)..     1.0         0.2     1.2      1.0         0.2     1.2
                    ----        ----    ----     ----        ----    ----
   Total........    $4.1        $1.4    $5.5     $4.1        $1.6    $5.7
                    ====        ====    ====     ====        ====    ====

----------
(1)Includes $0.7 million and $0.7 million at June 30, 2001 and December 31, 2000, relating to impairments taken upon foreclosure of mortgage loans.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

   Refer to the Company's 2000 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 2001 is not materially different from that presented in the Company's 2000 Annual Report on Form 10-K at December 31, 2000.

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

                                          MONY LIFE INSURANCE COMPANY OF
                                            AMERICA

                                          By: /s/      Richard Daddario
                                             __________________________________
                                          Richard Daddario
                                          Director, Vice President and
                                          (Authorized Financial Officer)
                                          Signatory and Principal

Date: August 13, 2001