Form 10-K405
period 2001-12-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2002-03-29
CIK 835357

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 31, 2001, there were 4,585 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

================================================================================

                            TABLE OF CONTENTS

              Item Description                                              Page
              ---- -----------                                              ----
PART I          1  Business                                                   2
               1A  Directors and Executive Officers                           8
                2  Properties                                                 9
                3  Legal Proceedings                                         10
                4  Submission of Matters to a Vote of Security Holders       10
PART II         5  Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       11
                6  Selected Financial Data                                   11
                7  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       12
               7A  Quantitative and Qualitative Disclosures About Market
                   Risk                                                      26
                8  Financial Statements                                      27
                9  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       27
PART III       10  Directors and Executive Officers of the Registrant        28
               11  Executive Compensation                                    28
               12  Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                28
               13  Certain Relationships and Related Transactions            28
PART IV        14  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                               28
                   Index to Financial Statements                            F-1
                   Signatures                                               S-1

Forward-Looking Statements

    The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: fees from assets under management could be significantly higher or lower than we have assumed if there are further major movements in the equity markets; the value of our overall investment portfolio could fluctuate significantly as a result of additional major changes in the equity and debt markets generally; actual death claims experience could differ significantly from our mortality assumptions; the Company may not have achieved anticipated levels of operational efficiency and cost-saving initiatives; the Company may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from our assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect the Company's earnings; the Company could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than the Company anticipates; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company's products and the Company's net income after tax; and the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

    All financial data of the Company (as defined below) presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated.

                                     PART I

ITEM 1.  Business

Organization and Business

    MONY Life Insurance Company of America (the "Company" or "MLOA") is a stock life insurance company organized in the state of Arizona. The Company is a wholly owned subsidiary of MONY Life Insurance Company ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") and is domiciled in the state of New York. MONY Life is a wholly owned subsidiary of The MONY Group, Inc. (the "MONY Group"), a Delaware Corporation organized to be the parent holding company of MONY Life.

    The Company's primary business is to provide term life insurance, variable life insurance, variable annuity, universal life products, group universal life products and corporate-owned and bank-owned life insurance ("COLI/BOLI") to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force and complementary distribution channels. These products are sold in 49 states (not including New
York), the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

    At December 31, 2001, the Company had total assets and equity of approximately $5.8 billion and $487.0 million, respectively. Of the Company's total assets at such date, $2.2 billion represented assets held in the Company's general account and $3.6 billion represented assets held in the Company's separate accounts, for which the Company does not generally bear investment risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments".

    Total revenues reported in the Company's Financial Statements for the years ended December 31, 2001, 2000 and 1999 were $330.4 million, $295.2 million and $254.3 million, respectively. Income before income taxes reported in the Company's Financial Statements for the years ended December 31, 2001, 2000 and 1999 was $3.2 million, $27.3 million and $29.9 million, respectively.

Information About Products

    Life Insurance Products -

    The Company offers a portfolio of life insurance products consisting of universal life insurance ("UL"), variable universal life insurance ("VUL"), several term life insurance products and group universal life insurance products.

    The Company's universal life insurance policies are flexible premium adjustable life type products. The amount and timing of premium payments can vary, and the policies provide a choice of death benefit options.

    VUL is a UL type of product that provides the policyholder the ability to direct the investment of premiums in a wide variety of investment funds with different objectives. These investment funds have the same investment objectives and advisors as the funds that support the Company's variable annuities.

    The Company's term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years, and term insurance featuring a level premium for a variable number of years.

    The Company's last survivor UL and last survivor VUL products are designed as vehicles to meet the estate planning needs of clients. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured.

    The Company offers a corporate sponsored variable universal life insurance product ("COLI") designed primarily for corporations to purchase to provide benefits to employees, or as a funding vehicle for benefit programs. The COLI product is specifically designed to have sub-accounts which purchase shares of externally managed mutual funds, as well as proprietary mutual funds available from MONY Life's MONY Series Fund and Enterprise Accumulation Trust ("EAT"), or a guaranteed interest account.

    The Company also offers group universal life insurance, which is designed for marketing to employees in their work sites. This program is designed to offer employers the opportunity to provide employees a means of purchasing life insurance through payroll deductions.

    A variety of policy riders designed to provide additional benefits or flexibility at the option of the policyholder are available for the Company's life insurance products. They include riders that, subject to their terms and conditions, waive premium payments upon total disability of the insured, pay additional benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability, and permit the addition of term insurance to provide additional death benefit protection for either the insured or the insured's spouse or dependent children.

    Annuity Products -

    The Company's annuity products focus on the saving and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of accumulation products, such as flexible payment variable annuities ("FPVA"). The FPVA product offers numerous investment alternatives to meet the customer's individual investment objectives. As of December 31, 2001, the Company had $3.6 billion of assets under management with respect to its fixed and variable annuity products.

    Sales of variable annuities were approximately $348.7 million in 2001. Variable annuity sales figures exclude $176.9 million of exchanges relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

    Variable annuity contractholders have a range of investment accounts in which to place the assets held under their contracts. There are currently 2 proprietary fund families and 6 non-proprietary fund families compromised of 19 and 28 different investment options or mutual funds, respectively, with a wide array of investment objectives.

    The Company emphasizes the sale of its separate account variable annuities over its general account annuities. The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company's investment risks and capital requirements because the investment experience in such accounts is borne by the contractholder. The wide array of investment fund options offered through the Company's separate accounts also permits contractholders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company's general account. The following table illustrates the growth in individual variable annuity account value from the beginning to the end of each period presented and the principal factors which caused the increase in account value for such periods.

          Annuity Products -- Individual Variable Annuity Account Value

                                     As of and for the Year Ended December 31,
                                     -----------------------------------------
                                         2001          2000           1999
                                       --------      --------       --------
                                                   ($ in millions)

Beginning total account value ....     $3,816.8      $4,279.6       $4,176.1
Sales and other deposits(1) ......        348.7         371.1          378.5
Market appreciation ..............       (380.0)       (179.9)         450.4
Surrenders and withdrawals(1) ....       (411.1)       (654.0)        (725.4)
                                       --------      --------       --------
Ending total account value .......     $3,374.4      $3,816.8       $4,279.6
                                       ========      ========       ========

----------

(1) Excludes approximately $176.9 million and $767.1 million in 2001 and 2000, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

Marketing and Distribution

    The Company's marketing strategy focuses on small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company's key strengths, namely its annuity and individual life insurance products, as well as MONY Life's career agency sales force ("Proprietary Distribution") and complementary distribution channels ("Complementary Distribution").

    Proprietary Distribution

MONY Partners

    MONY Partners, a division of MONY Life, wholesales the Company's individual life and annuity products through the Company's career agency sales force, Trusted Securities Advisors Corporation ("Trusted Advisors") representatives, The Advest Group Inc. ("Advest") financial advisors, independent brokerage general agents, and independent securities broker-dealers. Trusted Advisors and Advest are wholly-owned indirect and direct subsidiaries, respectively, of the MONY Group.

    In the independent brokerage marketplace, the Company believes that MONY Partners has a competitive advantage in being able to offer brokers competitive products as well as access to the multiple services, channels and experiences within The MONY Group organization. This provides the broker general agent or securities broker-dealer with an opportunity to grow revenue by utilizing MONY Life's estate planning and seminar marketing resources and cross-selling arrangements with Trusted Advisors representatives.

Career Agency System

    The Company believes that its managerial agency and career agency distribution system sales force is a competitive advantage in the marketplace. Distribution through career agents allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

    MONY Life's career agency distribution system consisted of approximately 1,779 domestic field agents at December 31, 2001. The sales force is organized as a managerial agency system under which 54 agency managers as of December 31, 2001, supervise the marketing and sales activities of agents in defined marketing territories in the United States. The agency managers are all employees of MONY Life, while the career agents are all independent contractors and not employees of MONY Life. The contract with each career agent requires the agent to submit to MONY Life applications for policies of insurance issued by the Company. MONY Life and the Company's compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and the Company and for products issued by insurance companies not affiliated with MONY Life or the Company, made available by MONY Life's insurance brokerage operations, MONY Brokerage, Inc. ("MBI") and its broker-dealer, MONY Securities Corporation ("MSC"). Those incentives include counting first year commissions for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MBI and MSC make available products issued by other insurance companies that neither MONY Life nor the Company issues.

    MONY Life's compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers designed to more closely align the interests of the managers with those of MONY Life. The Company has several programs to recruit and train its career agents. As a result of its recruiting programs, MONY Life hired 625 new agents in 2001. These agents participate in the redesigned training programs. MONY Life segments its career agency sales force into four groups according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new agents with little or no experience in the industry; a tier for experienced agents who are producing at superior levels; and two tiers in between. The Company believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, MONY Life is able to increase the number and quality of new agents recruited each year. MONY Life believes that the tiering system allows MONY Life to attract and retain already established and successful agents by providing an environment in which such agents can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other agents by providing marketing and training support that is responsive to such agents' career development needs.

    Complementary Distribution

    The Company also derives part of its sales through MONY Life's complementary distribution channels including third-party broker-dealers, insurance brokerage general agencies, Trusted Advisors and MONY Life's corporate marketing group. During 2001, these channels included sales to corporations focusing on contacting middle income and other customers through direct marketing and the Internet.

Pricing and Underwriting

    Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept. The Company's underwriters evaluate each policy application on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of the Company's products is affected by the degree to which future experience deviates from these assumptions.

Reinsurance

    The Company uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse the Company for the portion of paid claims ceded to it in accordance with the reinsurance agreement. However, the Company remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to the Company.

    Life insurance business is ceded under various reinsurance contracts. The Company's general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $10.1 billion, $7.2 billion, and $4.8 billion at December 31, 2001, 2000, and 1999, respectively.

    The following table presents the Company's principal reinsurers and the percentage of total reinsurance recoverable reported in the Company's financial statements at December 31, 2001 that was due from each reinsurer, including reinsurance recoverable reported in the financial statements under the caption "Amounts Due From Reinsurers" (which amounted to $34.8 million).

Reinsurers:

Lincoln National Life Insurance Company .............           56.3%
Swiss Re Life Insurance Company of America ..........           16.3
RGA Reinsurance Co. .................................            7.9
Allianz Life Insurance Company ......................            6.2
Security Life of Denver .............................            5.9
All Other (1) .......................................            7.4
                                                             -------
                                                               100.0%
                                                             =======

-----------------------
(1) No one reinsurer included herein exceeds 5% of the Company's reinsurance recoverable.

    The Company entered into a modified coin surance agreement with U.S. Financial Life Insurance Company ("USFL"), a n affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL after January 1, 2000. At December 31, 2001 and 2000, respectively, the Company recorded a payable of $9.7 million and $6.2 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet. See Note 3 to the Financial Statements.

Competition

    The Company believes that competition in its lines of business is based on service, product features, price, compensation structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher claims paying ability ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance and investment products.

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

Regulation

General Regulation at the State Level

    MLOA is licensed and regulated in all states other than New York and is subject to extensive regulation and supervision in the jurisdictions in which it does business.

    The laws of the various states establish state insurance departments with broad administrative powers to approve policy forms and for certain lines of insurance, approve rates, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In addition, the New York Insurance Department imposes additional regulations including restrictions on certain selling expenses. The aforementioned regulation by the state insurance departments is for the benefit of policyholders, not stockholders.

    In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See
Note 12 to the Financial Statements. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers' compliance with applicable insurance laws and regulations.

    The Company, MONY Life, and USFL continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

Risk-Based Capital Requirements

    To enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has adopted a model law to implement Risk Based Capital ("RBC") requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates; and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

    The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level ("ACL") RBC and its total adjusted capital. The model law sets forth the points at which a superintendent of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level ("CAL") RBC, which is set at twice the ACL RBC. The second level is the Regulatory Action Level ("RAL") RBC, set at 1.5 times the ACL RBC. The third is the ACL RBC, and the fourth is the Mandatory Control Level ("MCL") RBC, set at 70% of the ACL RBC.

    Insurance regulators may take actions ranging in severity from reviewing financial plans if adjusted capital is greater than the RAL RBC but less than the CAL RBC to placing the insurance company under regulatory control if adjusted capital is less than the MCL. The adjusted RBC capital ratios of the Company at December 31, 2001 and 2000 were in excess of the CAL.

Assessments Against Insurers

    Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. These arrangements provide certain levels of protection to policyholders from losses under insurance policies (and certificates issued under group insurance policies issued by life insurance companies) issued by insurance companies that become impaired or insolvent. Typically, assessments are levied (up to prescribed limits) on member insurers on a basis that is related to the member insurer's proportionate share of the business written by all member insurers in the appropriate state.

Securities Laws

    The Company is subject to various levels of regulation under the federal securities laws administrated by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Certain annuity contracts and insurance policies issued by the Company are registered under the Securities Act of 1933, as amended (the "Securities Act").

    The Company is an investment advisor, registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment company managed by the Company is registered with the Commission under the Investment Company Act.

    The Company may also be subject to similar laws and regulations in the states in which it provides investment advisory services, offers the products described above or conducts other securities related activities.

Potential Tax Legislation

    Congress has, from time to time, considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. Any such legislation could also adversely affect purchases of annuities and life insurance. Additionally, legislation has been enacted that substantially reduces the federal estate tax over a period of years on a temporary basis. This could adversely affect the purchase of life insurance.

Employees

    The Company has no employees. The Company has entered into a service agreement with its parent, MONY Life, pursuant to which MONY Life provides services necessary to operate the business of the Company.

ITEM 1A.  Directors and Executive Officers

The names of the executive officers of the Company and their respective ages and positions are as follows:

Name                         Age                   Position
----                         ---                   --------
Michael I. Roth .........     56   Chairman, Chief Executive Officer and
                                   Director

Samuel J. Foti ..........     50   President, Chief Operating Officer and
                                   Director
Kenneth M. Levine .......     55   Executive Vice President and Director
Richard Daddario ........     54   Vice President, Controller and Director
Michael Slipowitz .......     41   Vice President, Actuary and Director
Margaret G. Gale ........     50   Vice President and Director
Stephen G. Orluck .......     49   Vice President and Director

Evelyn L. Peos ..........     45   Vice President, Illustration Actuary and
                                   Director
Frederick L. Tedeschi ...     55   Vice President and Director
Sam Chiodo ..............     54   Vice President
William D. Goodwin ......     51   Vice President
Richard E. Connors ......     49   Director
David S. Waldman ........     53   Secretary
Dave  V. Weigel .........     55   Treasurer

     Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

     Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company.

     Michael I. Roth has been a Director, Chairman and Chief Executive Officer of the Company since 1993. He has also been a Director, Chairman and Chief Executive Officer of the MONY Group since 1997. Mr. Roth has been Chairman of the Board and Chief Executive Officer of MONY Life since 1993 and has been a Trustee since 1991. He has also served as MONY Life's President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from 1991 to 1993) and Executive Vice President and Chief Financial Officer (from 1989 to 1991). Mr. Roth serves on the board of directors of the American Council of Life Insurance, The

     Life Insurance Council of New York, Insurance Marketplace Standards Association, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., Lincoln Center for the Performing Arts Leadership Committee, New York City partnership and Chamber of Commerce, Committee to Encourage Corporate Philanthropy, The Twin Towers Fund, New York City Investment Fund and Interpublic Group of Companies. Mr. Roth also serves on the Board of Governors of the United Way of Tri-State.

     Samuel J. Foti has been a Director of the Company since 1993 and President and Chief Operating Officer since 1994. He has been a Director, President and Chief Operating Officer of the MONY Group since 1997. He has been President and Chief Operating Officer of MONY Life since 1994 and has been a Director since 1993. Mr. Foti has also been President and Chief Operating Officer of MONY Life Insurance Company of the Americas Ltd. since 1994. He has also served as MONY Life's Executive Vice President (from 1991 to 1994) and Senior Vice President (from 1989 to 1991). Mr. Foti serves on the board of directors of Enterprise Group of Funds, Inc. and Enterprise Accumulation Trust. He is also a Trustee of The American College, where he served as Chair of the Board of Trustees from January 2000 to January 2002. He previously served on the board of directors of the Life Insurance marketing and Research Association (LIMRA), where he served as Chairman from October 1996 through October 1997.

     Kenneth M. Levine has been a Director of the Company since 1994 and Executive Vice President since 1990. He has been a Director, Executive Vice President and Chief Investment Officer of the MONY Group since 1997. Mr. Levine has also been a Director (since 1994), Executive Vice President (since 1990) and Chief Investment Officer (since 1991) of MONY Life. He also served as MONY Life's Senior Vice President -- Pensions from 1988 to 1990. Prior to that time, Mr. Levine held various management positions within MONY Life.

     Richard Daddario has been a Director of the Company since 1989 and Vice President and Controller since 1994. He has been Executive Vice President and Chief Financial Officer of the MONY Group since 1997. He has been Executive Vice President and Chief Financial Officer of MONY Life since 1994. He has also served as MONY Life's Senior Vice President and Corporate Controller (from 1989 to 1994). Mr. Daddario has been with MONY Life for 12 years.

     Michael Slipowitz has been a Director, Vice President and Actuary of the Company since January 2002. He has been Senior Vice President (since March
     2002) and Chief Actuary (since January 2002) of MONY Life. He also served as Vice President of MONY Life from 1993 to 2001. Prior to that time, Mr. Slipowitz held various positions within MONY Life. Mr. Slipowitz has been with MONY Life for 22 years.

     Margaret G. Gale has been a Director of the Company since 1995 and Vice President since 1989. She has been a Vice President of MONY Life since 1991. Ms. Gale has also served as Vice President -- Policyholder Services (from 1988 to 1991). She has been with MONY Life for 23 years.

     Stephen G. Orluck has been a Director of the Company since 2000 and Vice President since 1998. He has also been Executive Vice President of MONY Life since March 2002. Prior to that time, he was Senior Vice President and Chief Distribution Officer of MONY Life. Mr. Orluck has been with MONY Life since 1998. Mr. Orluck joined MONY Life after 24 years in marketing and sales with Metropolitan Life Insurance Co. While there, he served as Vice President - Individual Business and was responsible for the company's agents, field managers, and sales support staff. He also was President of Century 21 Insurance Services Inc.

     Evelyn L. Peos has been a Director of the Company since 2002 and Vice President and Illustration Actuary since 1990. She has also been Senior Vice President of MONY Life since 2002. Mrs. Peos was Vice President (from 1993 to 2002) and Vice President - Individual Product Actuary (from 1988 to
     1993) of MONY Life. Prior to that time, she held several positions with MONY Life. Mrs. Peos has been with MONY Life for 23 years.

     Frederick L. Tedeschi has been a Director and Vice President of the Company since 2002. He has also been Vice President and Chief Compliance Officer (since 2002) and Chief Securities Compliance Officer (since 2001) of MONY Life. Prior to that time he was Vice President and Chief Counsel - Operations (from 1989 to 2000) and Associate General Counsel (from 1987 to
     1989) of MONY Life. Mr. Tedeschi has been with MONY Life for 15 years.

     Sam Chiodo has been Vice President of the Company since 1995. He has also been Vice President of MONY Life since 1993.

     William D. Goodwin has been Vice President of the Company since 1996. He has also been President and Chief Executive Officer (since 2001) of
     MONY Capital Management, Inc. and Senior Vice President (since 1989) of MONY Life. Prior to that time, Mr. Goodwin held various positions with MONY Life. He has been with MONY Life for 27 years.

     Richard E. Connors has been a Director of the Company since 1994. He has been Senior Vice President (since 1994) and Head of the Annuities Division (since 2001) of MONY Life. He has also served as MONY Life's Regional Vice President -- Western Region (from 1991 to 1994), Vice President -- Small Business Marketing (from 1990 to 1991) and Vice President -- Manpower Development (from 1988 to 1990). Mr. Connors has been with MONY Life for 13 years.

     David S. Waldman has been Secretary of the Company since 1987. He has been Vice President and Chief Operations Counsel since 2001. He has also served as Assistant General Counsel of MONY Life from 1986 to 1992. Mr. Waldman has been with MONY Life for 19 years.

     David V. Weigel has been Treasurer of the Company since 1991. He has been Vice President-Treasurer of MONY Life since 1994. He has also served as Assistant Treasurer of MONY Life from 1986 to 1994. Mr. Weigel has been with MONY Life for 33 years.

ITEM 2.  Properties

    The Company's administrative offices are located at MONY Life's corporate office, located at 1740 Broadway, New York, New York and consists of approximately 265,613 square feet. MONY Life also has office facilities in Syracuse and New York for use in its insurance operations, which consist of approximately 577,646 square feet in the aggregate. MONY Life also leases all 105 of its agency and its subsidiary offices, which consist of approximately 539,706 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.  Legal Proceedings

     See Note 12 to the Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     None

ITEM 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company. The selected financial data as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 has been derived from audited financial statements herein. The selected financial data as of December 31, 1999, 1998 and 1997 and for each of the years ended December 31, 1998 and 1997 has been derived from audited financial statements not included herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's financial statements and related footnotes thereto and other financial information included elsewhere herein.

                                                                         As of and for the Year December 31,
                                                             ---------------------------------------------------------
                                                               2001        2000        1999        1998       1997(1)
                                                             ---------   ---------   ---------   ---------   ---------
                                                                                  ($ in millions)
Income Statement Data:
Revenues:
  Universal life and investment-type product
    policy fees ..........................................   $   159.7   $   158.2   $   143.1   $   122.0   $   100.8
  Premiums ...............................................        56.3        37.3         9.2         1.7         0.1
  Net investment income ..................................        93.8        92.7        94.7        94.6        99.1
  Net realized gains (losses) on investments(2) ..........         5.3        (5.1)       (0.3)        7.1         2.7
  Other income ...........................................        15.3        12.1         7.6         7.6         5.5
                                                             ---------   ---------   ---------   ---------   ---------
     Total revenues ......................................       330.4       295.2       254.3       233.0       208.2
     Total benefits and expenses .........................       327.2       267.9       224.4       211.1       195.4
                                                             ---------   ---------   ---------   ---------   ---------
Income before income taxes ...............................         3.2        27.3        29.9        21.9        12.8
Income tax expense .......................................         1.4         8.0        10.5         7.7         4.5
                                                             ---------   ---------   ---------   ---------   ---------
Net income ...............................................   $     1.8   $    19.3   $    19.4   $    14.2   $     8.3
                                                             =========   =========   =========   =========   =========

Balance Sheet Data:
Total assets .............................................   $ 5,804.0   $ 5,930.9   $ 6,170.5   $ 5,889.4   $ 5,291.5
Total debt ...............................................        44.6        46.9        49.0          --          --
Total liabilities ........................................     5,317.0     5,551.4     5,866.6     5,599.6     5,029.5
Shareholder's equity .....................................       487.0       379.5       303.9       289.8       262.0
----------

(1) The balance sheet data presented as of December 31, 1997 was derived from unaudited financial information not included herein.

(2) Includes writedowns for impairment and net changes in valuation allowances on real estate, mortgage loans and investment securities aggregating $3.4 million, $5.5 million, $0.9 million, $(0.1) million, and $(0.3) million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company's financial condition and results presented below should be read in conjunction with the "Selected Financial Data" and the Financial Statements and related footnotes and other financial information included elsewhere.

Organization and Business

     MLOA is a stock life insurance company organized in the state of Arizona. The Company is a wholly owned subsidiary of MONY Life Insurance Company ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998 (the "Demutualization"), and is domiciled in the state of New York. MONY Life is a wholly owned subsidiary of The MONY Group, Inc. (the "MONY Group"), a Delaware Corporation organized to be the parent holding company of MONY Life. The Company is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969.

     MLOA's primary business is to provide asset accumulation and life insurance products to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force and its complementary distribution channels. These products are sold in 49 states (not including New York), the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

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

Critical Accounting Policies

         Preparation of the Company's financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant use of judgment. Differences between estimated and actual results and changes in facts and circumstances that cause management to revise its estimates may materially affect the Company's results of operations and financial position.

         Following is a discussion of the critical accounting policies that, in the Company's view, require significant use of judgment. Refer to Note 2 of the Financial Statements for a complete description of the Company's significant accounting policies.

     Investments

         The Company records investments in fixed maturities available for sale, equity securities, and investments in limited partnership interests accounted for using the equity method at fair value in the balance sheet. In most cases, the Company determines fair values using quoted market prices. However, valuation of certain investments, such as private placement fixed maturities, requires use of assumptions and estimates related to interest rates, default rates, collection of principal, and the timing of cash flows because quoted market prices are not available.

         The Company records changes in the fair values of investments in fixed maturities available for sale and equity securities that are not considered to be other than temporarily impaired in other comprehensive income. For investments the Company considers to be other than temporarily impaired, the Company records an impairment loss, which is reflected in realized gains (losses) on investments. Determining if a security is other than temporarily impaired and the valuation of impaired securities requires use of estimates and significant judgment. The Company's financial position and operating results are therefore affected by changes in circumstances that affect the value of these investments and the Company's determination as to whether the investments are other than temporarily impaired.

         The Company records mortgage loans on real estate at their unpaid principal balances. The Company records valuation allowances on mortgage loans based on specific identification of troubled mortgages and an estimate for incurred but not reported defaults. The Company derives its valuation allowance for troubled mortgages based on expected future cash flows or, if the mortgage is in foreclosure, based on the value of the underlying collateral. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company's financial position and operating results are therefore sensitive to changes in the estimated cash flows of the troubled mortgages, the value of related collateral and changes in the economic environment in general.

     Deferred policy acquisition costs ("DAC") and insurance reserves -

     The Company values DAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally Financial Accounting Standards Board ("FASB") 60 for term and whole life insurance products, FASB 97 for universal life and investment-type contracts, and FASB 120 for traditional participating life insurance contracts. The valuation of DAC and insurance reserves requires management to make assumptions about future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company's products, amortization of DAC varies with profit margins of the policies and contracts supporting the DAC balances. The Company must periodically evaluate the recoverability of DAC and the adequacy of its reserves based on historical and projected future results. Changes in management's assumptions or actual results that differ significantly from management's estimates may materially affect the Company's financial position and operating results.

     Litigation, Contingencies and Restructuring Charges -

     Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 12 to the Financial Statements, the Company is party to various legal actions and proceedings in connection with its business. The Company records liabilities related to these matters to the extent the losses are probable and reasonably estimable, in accordance with the provisions of FASB 5 and FASB Interpretation
14. Judgements exceeding established loss reserves or changes in the circumstances of the matter requiring management to update its loss estimate may materially affect the Company's financial position and operating results.

     As discussed in Note 14 to the Consolidated Financial Statements, in 2001 the Company established reserves related to the reorganization of its business. These reserves are based on the estimated costs of lease abandonments and other costs directly related to the Company's reorganization plan and incremental to the Company's normal operating costs. Although management does not expect significant changes to its reorganization plan, the actual costs related to this plan may differ from management's estimates.

     Other Significant Estimates -

         In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets which depends upon management's assumption that future earnings will be sufficient to realize the deferred tax benefit. See
Note 8 to the Financial Statements.

Reorganization and Other Charges

     During the fourth quarter of 2001, the Company recorded charges aggregating approximately $20.7 million on a pre-tax basis. Of this amount approximately $14.8 million represented "Reorganization Charges" taken in connection with the Company's reorganization of certain of its lines of business and $2.5 million represented "Other Charges" unrelated to the Company's reorganization activities. The Reorganization Charges consisted of: (i) losses from abandonment of certain leased offices, (ii) the write-off of deferred acquisition costs as a result of the decision to exit certain lines of business, and (iii) certain other charges. The

Other Charges consisted of: (i) impairments of certain invested assets and valuation related write-downs of equity securities held in the Company's portfolio, (ii) write-downs of certain information technology assets, and (iii) other miscellaneous items. See Note 14 to the Financial Statements for details of the components of these charges.

Implication of the Events of September 11th

         The terrorist events of September 11th had no material effect on the Company's financial position at December 31, 2001 or its results of operations for the year then ended. The net effect of life insurance claims relating to the incident (after reinsurance and the release of related policy reserves) aggregated approximately $2.1 million pre-tax. In addition, the Company incurred business interruption losses. These losses principally arose from the temporary closing of the Company's New York corporate offices and lost revenues resulting from the volatility of the securities markets, and consumer uncertainty with respect to equity based products in the aftermath of September 11th. To date, no determination has been made with respect to the Company's ability to recover the aforementioned damages under its insurance coverages.

Summary of Financial Results

         The following table presents the Company's results of operations for the years ended December 31, 2001, 2000 and 1999. The financial information herein is presented in accordance with GAAP unless otherwise noted.

                              Results of Operations

                                                       As of and for the Year Ended
                                                               December 31,
                                                      ------------------------------
                                                       2001        2000       1999
                                                      -------     -------    -------

                                                            ($ in millions)
Revenues:
  Universal life and investment-type product
    policy fees .................................     $ 159.7     $ 158.2    $ 143.1
  Premiums ......................................        56.3        37.3        9.2
  Net investment income .........................        93.8        92.7       94.7
  Net realized gains (losses) on investments ....         5.3        (5.1)      (0.3)
  Other income ..................................        15.3        12.1        7.6
                                                      -------     -------    -------
          Total revenues ........................       330.4       295.2      254.3
Benefits and expenses:
  Benefits to policyholders .....................        97.9        68.1       43.6
  Interest credited to policyholders' account
     balances ...................................        65.9        62.4       63.5
  Amortization of deferred policy acquisition
     costs ......................................        62.1        48.8       43.5
  Other operating costs and expenses ............       101.3        88.6       73.8
                                                      -------     -------    -------
          Total benefits and expenses ...........       327.2       267.9      224.4
                                                      -------     -------    -------
Income before income taxes ......................         3.2        27.3       29.9
Income tax expense ..............................         1.4         8.0       10.5
                                                      -------     -------    -------
Net income ......................................         1.8        19.3       19.4
Other comprehensive income (loss), net ..........         5.7         6.3      (15.3)
                                                      -------     -------    -------
Comprehensive income ............................     $   7.5     $  25.6    $   4.1
                                                      =======     =======    =======

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Policy Fees -

     UL and investment-type product fees were $159.7 million for 2001, an increase of $1.5 million, or 0.9%, from $158.2 million reported for 2000. The principal reasons for the change from period to period are as follows:

     VUL and corporate sponsored variable universal life ("CSVUL") product fees were $67.2 million for 2001, an increase of $12.8 million from $54.4 million reported for 2000. The increase in fees is primarily due to higher cost of insurance, administrative and loading charges of $7.2 million, $3.7 million and $1.1 million, respectively.

     UL product fees were $48.9 million for 2001, a decrease of $1.5 million from $50.4 million reported for 2000. The decrease is primarily due to reduced administrative, cost of insurance and surrender charges, and lower unearned revenue (amount assigned to the policyholders for future services) aggregating $1.5 million.

     The net increase in VUL and UL product fees was partially offset by lower FPVA product fees of $49.2 million for 2001, a decrease of $13.9 million from $63.1 million reported for 2000. The decline in the FPVA fees is attributable to lower fund values, primarily due to increased competition in the marketplace, the introduction by some companies of bonus annuities, which the Company elected not to offer, and the aging of the block of business. The Company continues to take actions to reverse this trend, including: (i) changes in agent compensation plans, (ii) the establishment of a conservation unit, (iii) an exchange program which allows policyholders to exchange their old policies to a new product series, and (iv) increased education and training of the Company's career agency sales force to emphasize the value of the Company's annuity line compared to the competition.

     Premiums -

     Premium revenue was $56.3 million for 2001, an increase of $19.0 million from $37.3 million reported for 2000. Approximately $11.5 million of the increase was a result of increased premiums ceded from USFL under its modified co-insurance agreement with the Company. See "Business-Reinsurance". The remainder of the increase is a result of higher renewal premiums relating to level term business, which has been trending upward since the introduction of this product by the Company in the fourth quarter of 1997.

     Net Investment Income and Realized Gains on Investments -

     Net investment income was $93.8 million for 2001, an increase of $1.1 million, or 1.2%, from $92.7 million reported for 2000. The increase was primarily related to higher average invested assets of $150.8 million, partially offset by a 37 basis point decrease in portfolio yields.

     Net realized gains on investments were $5.3 million for 2001, an increase of $10.4 million from a net realized loss of $5.1 million reported for 2000. The following table sets forth the components of net realized gains (losses) by investment category for 2001 and 2000.

                                                For the Years Ended
                                                   December 31,
                                                -------------------
                                                  2001        2000
                                                -------     -------
 Fixed maturities ....................           $ 4.7       $(5.3)
 Mortgage loans ......................             0.8         0.1
 Real estate .........................            (0.2)        0.1
                                                 -----       -----
                                                 $ 5.3       $(5.1)
                                                 =====       =====

     Other Income -

     Other income was $15.3 million for 2001 compared to $12.1 million for 2000, an increase of $3.2 million, or 26.4%. The increase is primarily due to an increase in fees from supplemental contracts. These increased fees were the direct result of a higher balance of net assets under management on supplemental contracts in 2001.

     Benefits to Policyholders -

     Benefits to policyholders were $97.9 million for 2001, an increase of $29.8 million, or 43.8%, from $68.1 million reported for 2000. The increase is due to, and consistent with, higher reserves for the traditional in-force block, a greater volume of activity on the assumed block of business, and the rapid growth of new reserves on level term supplemental contract benefits payments of $11.8 million.

     Interest Credited to Policyholders' Account Balances -

     Interest credited to policyholders' account balances was $65.9 million for 2001, an increase of $3.5 million, or 5.6%, from $62.4 million reported for 2000. The increase was primarily attributable to higher interest crediting of $5.5 million as a result of higher general account fund values, partially offset by lower interest crediting of $2.0 million due to the continued run-off of single premium deferred annuity ("SPDA") business.

     Amortization of Deferred Policy Acquisition Costs -

     Amortization of deferred policy acquisition costs ("DAC") was $62.1 million for 2001, an increase of $13.3 million, or 27.3%, from $48.8 million reported for 2000. The increase was primarily due to $8.1 million higher amortization related to the Company's VUL business as a result of the increased size of the in-force block, partially offset by the recognition of deferred revenue as policy fee income. Amortization of CSVUL was $3.5 million higher as a result of lower death claims and the increased size of the in-force block. In addition, amortization of group universal life ("GUL") and traditional life increased by $4.3 million and $0.7 million respectively, due to higher projected maintenance expenses, and lower death claims. This was offset by $1.6 million less amortization of UL as a result of increased death claims. FPVA decreased by $1.3 million primarily due to lower levels of surrenders.

     Other operating costs and expenses -

     Other operating costs and expenses were $101.3 million for 2001, an increase of $12.7 million, or 14.3%, from $88.6 million reported for 2000. The increase is due primarily to charges of $12.3 million, and an increase in commissions and expenses related to assumed business from USFL. See Note 14 to the Financial Statements for a discussion of the Reorganization and Other Charges recorded in the forth quarter of 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Policy Fees -

     UL and investment-type product fees were $158.2 million for 2000, an increase of $15.1 million, or 10.6%, from $143.1 million reported for 1999. The principal reasons for the change from year to year are as follows:

     VUL and CSVUL product fees were $54.4 million for 2000, an increase of $17.5 million from $36.9 million reported for 1999. The increase in fees is primarily due to higher cost of insurance, administrative and loading charges of $5.1 million, $5.1 million and $4.5 million, respectively.

     UL product fees were $50.4 million for 2000, a decrease of $0.5 million from $50.9 million reported for 1999. The decrease is primarily due to reduced administrative, loading, and surrender charges aggregating $1.1 million, partially offset by increased cost of insurance charges and lower unearned revenue (amount assigned to the policyholders for future services) of $0.6 million.

     The net increase in VUL and UL was partially offset by a decrease in FPVA product fees of $63.1 million for 2000, a decrease of $1.3 million from $64.4 million reported for 1999, due to declines and fund values. The decline in FPVA fees is a result of lower fund values, primarily due to: (i) increased competition in the marketplace, (ii) the introduction by some companies of bonus annuities, which the Company elected not to offer, and (iii) the aging of the block of business. The Company has taken actions to reverse this trend, including: (i) changes in agent compensation plans, (ii) the establishment of a conservation unit, (iii) the introduction of an exchange program which allows policyholders to exchange their old policies to a new product series, and (iv) increased education and training of the Company's career agency sales force to emphasize the value of the Company's annuity line compared to the competition.

     Premiums -

     Premium revenue was $37.3 million for 2000, an increase of $28.1 million from $9.2 million reported for 1999. Approximately $22.2 million of the increase was a result of increased premiums ceded from USFL under its modified co-insurance agreement with the Company. The additional increase is a result of renewal premiums relating to level term business, which has been trending upward since the Company began offering this product in the fourth quarter of 1997.

     Net Investment Income and Realized Gains on Investments -

     Net investment income was $92.7 million for 2000, a decrease of $2.0 million, or 2.1%, from $94.7 million reported for 1999. The decrease was primarily related to lower invested assets of $31.9 million, partially offset by a 2 basis point increase in portfolio yields.

     Net realized losses on investments were $5.1 million for 2000, an increase of $4.8 million, from net realized losses of $0.3 million reported for 1999. The following table sets forth the components of net realized losses by investment category for 2000 and 1999.

                                             For the Years Ended
                                            ---------------------
                                                December 31,
                                            ---------------------
                                              2000        1999
                                            ---------   ---------
Fixed maturities                              $(5.3)      $(0.2)
Mortgage loans                                  0.1        (0.3)
Real estate                                     0.1        (0.5)
Other                                           0.0         0.7
                                              -----       -----
                                              $(5.1)      $(0.3)
                                              =====       =====

    Other Income -

    Other income was $12.1 million for 2000 compared to $7.6 million for December 31, 1999, an increase of $4.5 million, or 59.2%. The increase is primarily due to higher fees received on supplemental contracts in 2000.

    Benefits to Policyholders -

    Benefits to policyholders were $68.1 million for 2000, an increase of $24.5 million, or 56.2%, from $43.6 million reported for 1999. The increase in 2000 is primarily a result of (i) higher assumed benefits from USFL of $12.4 million,
(ii) an increase in traditional death benefits of $8.9 million, and (iii) higher death benefits related to COLI business of $3.7 million.

    Interest credited to Policyholders' Account Balances -

    Interest credited to policyholders' account balances was $62.4 million for 2000, a decrease of $1.1 million, or 1.7%, from $63.5 million reported for 1999. The decrease was primarily due to: (i) lower interest credited on SPDA account balances and other declining lines of business, and (ii) modest declines in crediting rates which reduced interest crediting by approximately $4.5 million, partially offset by higher interest crediting on COLI of $3.6 million.

    Amortization of Deferred Policyholders Acquisition Costs -

    Amortization of DAC was $48.8 million for 2000, an increase of $5.3 million, or 12.2%, from $43.5 million reported for 1999. The increase in DAC amortization was primarily due to $4.7 million higher amortization related to the Company's VUL business as a result of improved mortality, and higher amortization of $2.6 million related to the modified co-insurance agreement between USFL and the Company. These increases were partially offset by a $2.4 million reduction in FPVA amortization, due to the growing levels of exchange activity to the new variable annuity products, where better persistency is expected.

    Other Operating Costs and Expenses -

    Other operating costs and expenses were $88.6 million for 2000, an increase of $14.8 million, or 20.1%, from $73.8 million reported for 1999. The increase is due to higher general expenses, commissions and expenses related to assumed business from USFL.

Liquidity and Capital Resources

    The Company's cash inflows are provided mainly from annuity considerations and deposit funds, investment income, maturities and sales of invested assets, and term life insurance premiums. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, operating expenses and income taxes. The life insurance and annuity liabilities relate to the Company's obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company's products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates.

    The events most likely to cause an adjustment in the Company's investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular, and (iii) a significant re-evaluation of the prospective risks and returns of various asset classes.

    The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at December 31, 2001 and 2000.

     Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

                                                                      Amount at                Amount at
                                                                     December 31,  Percent    December 31,   Percent
                                                                         2001      of Total       2000       of Total
                                                                     ------------  --------   ------------   --------
                                                                                     ($ in millions)

              Not subject to discretionary withdrawal
                provisions .......................................     $   62.5        1.7%     $   54.5         1.4%
              Subject to discretionary withdrawal -- with market
                value adjustment or at carrying value less
                surrender charge .................................      3,142.5       88.0%      3,577.7        89.1%
                                                                       --------      -----      --------       -----

              Subtotal ...........................................      3,205.0       89.7%      3,632.2        90.5%
              Subject to discretionary withdrawal -- without
                adjustment at carrying value .....................        367.5       10.3%        382.2         9.5%
                                                                       --------      -----      --------       -----

              Total annuity reserves and deposit liabilities
                (gross of reinsurance) ...........................     $3,572.5      100.0%     $4,014.4       100.0%
                                                                       ========      =====      ========       =====


    The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           Surrenders and Withdrawals

                                     For the Year Ended December 31,
                                    ---------------------------------
                                      2001         2000        1999
                                    --------     --------    --------
                                             ($ in millions)
      Product Line:
      Variable and universal
        life ....................   $   66.2     $   37.2    $   36.0
      Annuities(1) ..............      388.4        665.0       739.5
                                    --------     --------    --------
                Total ...........   $  454.6     $  702.2    $  775.5
                                    ========     ========    ========

----------

(1) Excludes approximately $176.9 million and $767.1 million in 2001 and 2000, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

    Annuity surrenders have decreased for the years ended December 31, 2001 and 2000 as compared to 1999 primarily due to the aging of the block of business and a consequent decrease in surrender charge rates, as well as an increase in competition. In July 1999, the Company responded to these factors by offering new investment fund choices with its variable annuity products. The Company has also embarked on a conservation program, and has established a special conservation unit that offers policyholders the opportunity to exchange their contracts for a new product series. These positive efforts are reflected in the decrease in surrender activity in 2001 and 2000, as compared to 1999.

    During 2001, the Company reported cash used in operations of $14.1 million, as compared to $94.2 million during 2000, a decrease of $80.1 million between the periods. The increase in net cash flow from operations was primarily due to charges taken in the fourth quarter and the timing of payments of liabilities. See Note 14 to the financial statements. In 2001, net cash flow provided by financing activities was $128.0 million, an increase of $49.8 million from $78.3 million in 2000. This increase is primarily due to lower surrenders, as noted in the table and discussion above.

    The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of December 31, 2001, the Company had readily marketable fixed maturity securities with a carrying value of $1,220.9 million, which were comprised of $541.0 million public and $679.9 million private fixed maturity securities. At that date, approximately 87.2% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at December 31, 2001, the Company had cash and cash equivalents of $102.6 million. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs.

    At December 31, 2001, the Company had commitments to issue $1.1 million of fixed and floating rate commercial mortgages ranging from 4.8% to 7.68%, and $3.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 6.87% to 7.25%. The Company had a commitment outstanding to purchase a private fixed maturity security as of December 31, 2001 of $8.0 million with an interest rate of 10.0%.

    Of the $60.6 million in commercial mortgage loans outstanding in the Company's investment portfolio at December 31, 2001, $6.2 million, $0.0 million and $2.3 million are scheduled to mature in 2002, 2003 and 2004, respectively. See "Investments -- Mortgage Loans -- Commercial Mortgage Loans".

    At December 31, 2001, aggregate maturities of long-term debt based on required remaining principal payments for the next five years are $2.4 million, $2.6 million, $2.8 million, $3.0 million and $3.2 million, respectively, and $30.6 million thereafter.

    Aggregate contractual debt service payments on the Company's outstanding debt at December 31, 2001 are $5.4 million each year for the next five years and $39.0 million thereafter.

    The NAIC established RBC requirements to help state regulators monitor and safeguard life insurers' financial strength by identifying those companies that may be inadequately capitalized. The RBC guidelines provide a method to measure the adjusted capital (statutory-basis capital and surplus plus the Asset Valuation Reserve and other adjustments) that a life insurance company should have for regulatory purposes, taking into consideration the risk characteristics of such company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the nature, mix and credit quality of its investment portfolio and the nature and volume of the products that it sells.

    While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The Company's adjusted RBC capital ratio at December 31, 2001 and 2000 was in excess of the minimum required RBC.

Effects of Inflation

    The Company does not believe that inflation has had a material effect on its results of operations except insofar as inflation affects interest rates.

                                   INVESTMENTS

General

    The Company's investment operations are managed by MONY Life's investment area pursuant to an agreement between the Company and MONY Life dated January 1, 1982. The investment area reports directly to the Chief Investment Officer of MONY Life. The investment area, in consultation with the product actuaries of MONY Life, is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration and other characteristics of the Company's investment portfolio.

    The Company had total assets at December 31, 2001 of approximately $5.8 billion. Of the Company's total assets at such date, approximately $2.2 billion represented assets held in the Company's general account and approximately $3.6 billion were held in the Company's separate accounts.

    Separate account assets, for which the Company does not generally bear investment risk, are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders and, accordingly, are not reflected in the Company's statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues.

    The following discussion and tables analyze the major categories of general account invested assets of the Company.

                                 Invested Assets

                                          As of December 31,
                               ---------------------------------------
                                     2001                  2000
                               ----------------     ------------------
                               Carrying   % of      Carrying     % of
                                Value     Total      Value       Total
                               --------   -----     --------     -----
                                          ($ in millions)

Fixed maturities ............  $1,220.9   78.7%     $1,014.7     77.2%
Mortgage loans on real
  estate ....................     132.8    8.6         116.1      8.8
Policy loans ................      71.6    4.6          69.4      5.3
Other invested assets .......      22.4    1.5           8.8      0.7
Cash and cash equivalents ...     102.6    6.6         104.8      8.0
                               --------  -----      --------    -----
     Total invested assets ..  $1,550.3  100.0%     $1,313.8    100.0%
                               ========  =====      ========    =====


    The following table illustrates the net investment income yields based on average annual asset carrying values, excluding unrealized gains and losses in the fixed maturity category. Equity real estate income is shown net of operating expenses and depreciation. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fee income.

                      Investment Results by Asset Category

                                              2001     2000     1999
                                             -----    -----    -----
Fixed maturities .........................    6.8%     7.2%     7.4%
Mortgage loans on real estate ............    7.2      7.9      8.1
Policy loans .............................    6.1      7.0      6.9
Other invested assets ....................    7.9     12.7     20.9
Cash and cash equivalents ................    4.4      7.8      4.3

Total invested assets before investment
  expenses ...............................    6.5      7.3      7.3
     Investment expenses .................   (0.1)    (0.1)    (0.2)
                                             ----     ----     ----
Total invested assets after investment
  expenses ...............................    6.4%     7.2%     7.1%
                                             ====     ====     ====

    The yield on general account invested assets (including net realized gains and losses on investments) was 6.9%, 6.7%, and 7.1% for the years ended December 31, 2001, 2000, and 1999 respectively.

Fixed Maturities

    Fixed maturities consist of publicly traded and privately placed debt securities which represented 78.7% and 77.2% of total invested assets at December 31, 2001 and 2000, respectively.

    The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories ("NAIC Designations"). The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade ("Baa" or higher by Moody's, or "BBB" or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade ("Ba" or lower by Moody's, or "BB" or lower by S&P).

    The following table presents the Company's fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 2001 and 2000, as well as the percentage, based on fair value, that each designation comprises.

                    Total Fixed Maturities by Credit Quality

                                                     As of December 31, 2001             As of December 31, 2000
                                                 --------------------------------   ---------------------------------
                NAIC          Rating Agency      Amortized     % of     Estimated   Amortized     % of      Estimated
               Rating    Equivalent Designation    Cost        Total   Fair Value     Cost        Total    Fair Value
               ------    ----------------------  ---------     -----   ----------   ---------     -----    ----------
                                                                 ($ in millions)

              1 .....    Aaa/Aa/A                $   508.2      42.7%   $   521.8   $   456.7      45.3%    $   460.2
              2 .....    Baa                         535.6      44.5        543.2       441.0      43.5         441.2
              3 .....    Ba                          105.7       8.5        104.1        88.6       8.5          85.9
              4 .....    B                            19.9       1.6         19.2        22.0       2.0          19.8
              5 .....    Caa and lower                 7.6       0.6          7.6        11.0       0.7           7.6
                                                 ---------     -----    ---------   ---------     -----     ---------
                            Subtotal             $ 1,177.0      97.9%   $ 1,195.9   $ 1,019.3     100.0%    $ 1,014.7
                            Preferred stock           25.0       2.1         25.0         0.0       0.0           0.0
                                                 ---------     -----    ---------   ---------     -----     ---------
                         Total fixed
                         maturities              $ 1,202.0     100.0%   $ 1,220.9   $ 1,019.3     100.0%    $ 1,014.7
                                                 =========     =====    =========   =========     =====     =========

    The Company utilizes its investments in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. These privately placed securities are also used to enhance cash flow as a result of sinking fund payments. Generally, private placements provide the Company with broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

    At December 31, 2001, the percentage, based on estimated fair value, of total public and private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 87.2% compared to 88.8% for December 31, 2000. At December 31, 2001, the fixed maturities portfolio was comprised, based on estimated fair value, of 44.3% in public fixed maturities, and 55.7% in private fixed maturities, compared to 47.0% in public fixed maturities and 53.0% in private fixed maturities at December 31, 2000.

    The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns, and (iii) other subjective factors relating to the issuer.

    Within its fixed maturities portfolio, the Company identifies "problem fixed maturity securities", "potential problem fixed maturity securities" and "restructured fixed maturity securities". See Note 5 to the Consolidated Financial Statements for a discussion of the criteria used in these identifications.

    The Company has a well-diversified portfolio of fixed maturities. The portfolio at December 31, 2001 included 24.4% in consumer goods and services, 17.5% in asset and mortgage backed securities, and the remaining 58.1% in other sectors, none of which exceeded 10.0% of the total fixed maturities portfolio. At December 31, 2000, the portfolio included 19.7% in consumer goods and services, 21.6% in asset and mortgage backed securities, 12.2% in public utilities, and the remaining 46.5% in other sectors, none of which exceeded 10.0% of the total fixed maturities portfolio.

    The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 2001 and 2000 are as follows:

             Fixed Maturity Securities by Contractual Maturity Dates

                                                 As of December 31, 2001      As of December 31, 2000
                                                 ------------------------     -----------------------
                                                 Amortized      Estimated     Amortized     Estimated
                                                   Cost        Fair Value       Cost       Fair Value
                                                 ---------     ----------     ---------    ----------
                                                                   ($ in millions)
Due in one year or less .....................    $    37.1      $    37.7     $    46.6     $    46.8
Due after one year through five years .......        358.7          369.4         263.4         263.2
Due after five years through ten years ......        512.2          514.1         414.0         406.1
Due after ten years .........................         86.0           86.8          79.2          79.0
                                                 ---------      ---------     ---------     ---------
     Subtotal ...............................    $   994.0      $  1008.0     $   803.2     $   795.1
Mortgage-backed and other asset-backed
  securities ................................        208.0          212.9         216.1         219.6
                                                 ---------      ---------     ---------     ---------
          Total .............................    $ 1,202.0      $ 1,220.9     $ 1,019.3     $ 1,014.7
                                                 =========      =========     =========     =========

    At December 31, 2001, the Company's largest unaffiliated single concentration of fixed maturities consisted of $34.6 million of carrying value of Federal Home Loan Mortgage Corporation ("FHLMC") fixed maturities which represented approximately 2.2% of total invested assets at December 31, 2001. The largest non-government issuer consists of $19.9 million of Waremart notes, which represent approximately 1.3% of total invested assets at December 31, 2001. See Note 10 to the Consolidated Financial Statements. No other individual non-government issuer represents more than 1.2% of invested assets.

    The Company held approximately $212.9 million and $219.7 million of mortgage-backed and asset-backed securities as of December 31, 2001 and 2000, respectively. Of such amounts, $39.9 million and $59.3 million, or 18.8% and 27.0%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by the Federal National Mortgage Association ("FNMA"), the FHLMC and the Government National Mortgage Association ("GNMA"). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2001 and 2000, 76.5% and 75.3%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

    The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      Mortgage and Asset-Backed Securities

                                                      As of December 31,
                                                      ------------------
                                                        2001       2000
                                                      -------    -------
                                                       ($ in millions)

      CMOs .......................................    $  77.9    $ 103.4
      Asset-backed securities ....................      126.1      111.7
      Commercial MBSs ............................        8.7        4.6
      Pass-through securities ....................        0.2        0.0
                                                      -------    -------
        Total MBSs and asset-backed securities ...    $ 212.9    $ 219.7
                                                      =======    =======

    CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company's investment portfolio have relatively low cash flow variability. In addition, approximately 51.2% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the FNMA, the FHLMC, or the GNMA. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

                 Collateralized Mortgage Obligations by Tranche

                                                   As of December 31,
                                                   ------------------
                                                     2001     2000
                                                    -------  -------
                                                    ($ in millions)
          Planned Amortization Class ..........     $  51.6  $  79.3
          Sequential ..........................        11.2     24.1
          Other ...............................        15.1      0.0
                                                    -------  -------
                    Total CMOs ................     $  77.9  $ 103.4
                                                    =======  =======

    The Planned Amortization Class ("PAC") tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other CMO tranches. In general, the Company's PACs are structured to provide average life stability for increases and decreases in interest rates of 100 to 200 basis points. PACs derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the PACs' originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the PAC if the PAC's actual cash flows are received later than originally anticipated.

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

    Asset-backed securities ("ABS") are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables, representing 46.7% and 55.5% of total ABS at December 31, 2001 and 2000, respectively. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Other significant asset class exposures in the ABS portfolio included manufactured housing (20.4% and 2.5%, respectively), collateralized obligations (14.2% and 15.9%, respectively), and public utilities rate reduction receivables (12.3% and 13.4%, respectively). No other asset class exposures exceeded 10.0% of total ABS as of December 31, 2001 and 2000. Excluding the exposures to home equity loans (which represented 6.3% and 4.3%, respectively of the ABS portfolio as of December 31, 2001 and 2000), the ABS portfolio in general is insensitive to changes in interest rates. As of December 31, 2001 and 2000, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

Mortgage Loans

    Mortgage loans, consisting of commercial and agricultural loans, comprised 8.6% and 8.8% of total invested assets at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, commercial mortgage loans comprised $60.6 million and $49.0 million, or 45.6% and 42.2%, of total mortgage loan investments, respectively. Agricultural loans comprised $72.2 million and $67.1, million or 54.4% and 57.8%, of total mortgage loan investments, respectively.

Commercial Mortgage Loans

    The underlying properties supporting the commercial mortgage loans at December 31, 2001 and 2000, respectively, consisted of 47.8% and 85.6% in office buildings, 29.3% and 0.0% in hotels, 15.9% and 4.9% in industrial buildings, and 7.0% and 9.5% in other categories, none of which exceeded 10.0% of total commercial mortgage loans.

    The Company's commercial mortgage loan portfolio is geographically diversified throughout the United States. At December 31, 2001 and 2000, the highest concentration was in the southeast region, comprising 39.5% and 73.3% respectively, of the total.

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

               Commercial Mortgage Loan Portfolio Maturity Profile

                                                              As of December 31,
                                            ----------------------------------------------------
                                                       2001                       2000
                                            --------------------------  ------------------------
                                               Carrying        % of        Carrying        % of
                                                 Value         Total         Value         Total
                                            -------------  ------------ -------------  ---------
                                           ($ in millions)             ($ in millions)
       Due in one year or less ............     $  6.2          10.2%       $  3.7           7.5%
       Due after one year through five
         years ............................        8.0          13.2          39.1          79.8
       Due after five years through ten
         years ............................       33.8          55.8           6.2          12.7
       Due after ten years ................       12.6          20.8           0.0           0.0
                                                ------         -----        ------         -----
            Total .........................     $ 60.6         100.0%       $ 49.0         100.0%
                                                ======         =====        ======         =====

Problem, Potential Problem and Restructured Commercial Mortgages

     Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

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

    The carrying value of commercial mortgage loans at December 31, 2001 was $60.6 million, which is net of valuation allowances aggregating $0.7 million, representing management's best estimate of cumulative impairments at that date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company's financial position and results of operations.

    At December 31, 2001, the carrying value of restructured loans was $5.8 million, net of valuation allowances of $0.0 million. There were no problem or potential problem loans at December 31, 2001.

    In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2001 and 2000, such reserves were $0.7 million and $0.6 million, respectively.

    Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans' original terms was approximately $0.6 million and $0.8 million at December 31, 2001 and 2000. As a result of the restructurings, the gross interest income recognized in net income at December 31, 2001 and 2000 was $0.5 million and $0.7 million.

Agricultural Mortgage Loans

    The carrying value of the Company's agricultural mortgage loans was $72.2 million and $67.1 million at December 31, 2001 and 2000, respectively, representing 54.4% and 57.8% of total mortgage assets. The agricultural mortgage loan portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Approximately 1.8% and 6.0% of total agricultural loans outstanding at both December 31, 2001 and 2000, respectively, were delinquent or in process of foreclosure.

    The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as December 31, 2001 and 2000 were $2.2 million and $4.9 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $0.9 million and $4.0 million at December 31, 2001 and 2000, respectively, and there were mortgage loans in the process of foreclosure of $0.5 million and $0.0 million at such dates.

    In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 2001 and 2000, such reserves were $0.7 million and $0.6 million, respectively.

Investment Impairments and Valuation Allowances

    The cumulative asset specific impairment adjustments and provisions for valuation allowances recorded as of December 31, 2001 and 2000 are shown in the table below.

                Cumulative Impairment Adjustments and Provisions
                     For Valuation Allowances on Investments
                         For the Year Ended December 31,


                                        2001                             2000
                           -------------------------------- --------------------------------
                            Impairment    Valuation          Impairment   Valuation
                            Adjustments  Allowances   Total  Adjustments  Allowances   Total
                           ------------  ----------  ------ ------------  ----------  ------

      Fixed maturities ..      $ 3.5        $ 0.0    $  3.5     $ 3.1       $ 0.0     $  3.1
      Mortgages .........        0.0          1.4       1.4       0.0         1.4        1.4
      Real estate(1) ....        1.0          0.4       1.4       1.0         0.2        1.2
                               -----        -----    ------     -----       -----     ------
               Total ....      $ 4.5        $ 1.8    $  6.3     $ 4.1       $ 1.6     $  5.7
                               =====        =====    ======     =====       =====     ======

----------

(1) Includes $0.7 million at December 31, 2001 and 2000, relating to impairments taken upon foreclosure of mortgage loans.

    All of the Company's fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value and the new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2001, 2000 and 1999 such writedowns aggregated $3.0 million, $2.6 million and $0.0 million, respectively.

    Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 2001, 2000 and 1999, increases (decreases) in valuation allowances aggregated $(0.0) million, $(0.9) million, and $0.4 million, respectively. The carrying value of commercial mortgage loans at December 31, 2001 was $60.6 million, which is net of $0.7 million representing managements' best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

    The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. Real estate held for investment is included in "Other invested assets" in the Company's balance sheet. There were no impairment adjustments for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, the carrying value of real estate held for investment was $3.7 million and $3.1 million, or 0.2% and 0.2%, of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $1.0 million and $1.0 million, respectively, and net of accumulated depreciation of $1.2 million and $1.0 million, respectively, as of December 31, 2001 and 2000. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

    The carrying value of real estate to be disposed of at December 31, 2001 and 2000 was $2.3 million and $2.3 million, net of impairment adjustments of $0.0 million and $0.0 million, valuation allowances of $0.4 million and $0.2 million, and accumulated depreciation of $1.2 million and $1.2 million, respectively. Real estate to be disposed of is included in "Other invested assets" in the Company's balance sheet. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. See Note 2 to the Financial Statements. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 2001, 2000 and 1999, such increases (decreases) in valuation allowances aggregated $(0.2) million and $(0.1) million, and $0.3 million, respectively.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

    Set forth below is a discussion regarding the Company's market risk and how it is managed.

Market Risk

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

Interest Rate Risk

    The Company's exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans. The carrying value of investments in fixed maturity securities and mortgage loans at December 31, 2001 represents 87.3% of the aggregate carrying value of the Company's invested assets. Substantially all of the Company's fixed maturity securities are U.S. dollar denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company's portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

    The table below shows the potential fair value exposure of assets to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2001 and 2000.

                                      Assets - Fair Value
                                      -------------------
                         December 31, 2001           December 31, 2000
                         -----------------           -----------------
                         Base       +100 Basis       Base       +100 Basis
                      Fair Value   Point Change   Fair Value   Point Change
                      -----------  ------------   -----------  ------------
                                        ($ in millions)

  Fixed maturities .. $   1,220.9    $ (44.6)     $   1,014.7    $ (33.6)
  Mortgage loans ....       138.3       (5.3)           118.1       (3.0)
                      -----------    -------      -----------    -------
    Total ........... $   1,359.2    $ (49.9)     $   1,132.8    $ (36.6)
                      ===========    =======      ===========    =======


    In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to the note payable to an affiliate which has a fixed interest rates. See Note 3 to the Financial Statements. At December 31, 2001, the fair value of the note payable was $44.8 million. The table below shows the potential fair value exposure of the note payable to an immediate +100 basis point increase in interest rates at December 31, 2001 and 2000.

                                   Note Payable -- Fair Value

                          December 31, 2001          December 31, 2000
                          Base       +100 Basis       Base       +100 Basis
                       Fair Value   Point Change   Fair Value   Point Change
                       ----------   ------------   ----------   ------------
                                         ($ in millions)

  Fixed rate debt ..     $ 44.8        $ (2.6)      $ 47.9         $ (2.6)

Policyholders' Liability Characteristics

    Policyholders' liabilities at December 31, 2001 consisted of future policy benefits, policyholders' account balances, and other policyholders' liabilities of $156.8 million, $1,269.5 million, and $77.2 million, respectively. These liabilities were backed, at such date, by approximately $2.2 billion of assets (total assets excluding "Separate account assets"), including invested assets of approximately $1.5 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company's asset/liability management strategy. Following is a discussion of the Company's policyholders' policy and annuity liabilities at December 31, 2001.

    -Future Policy Benefits. Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, and supplementary contracts with life contingencies. Future policy benefit liabilities on such business aggregated approximately $182.4 million at December 31, 2001. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $82.9 million at December 31, 2001, is 6.0%.

    -Policyholders' Account Balances and Other Policyholders' Liabilities. Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category may be subject to surrender charges for an initial period. Product examples include single premium deferred annuities, variable life, universal life contracts, and the general account portion of the Company's variable annuity products. In general, the Company's investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholders' account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset and Liability Management Techniques

    Asset and liability management is integrated into many aspects of the Company's operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See "Investments -- General". Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. See "Life Insurance Liability Characteristics". On the basis of these analyses, management believes there is no material risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2001 or with respect to a 10 percent drop in equity prices from December 31, 2001.

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

ITEM 11.  Executive Compensation

    None of the directors or officers receives any compensation from the Company. All compensation is paid by MONY Life, with an allocation of their compensation to be made for services rendered to the Company pursuant to a cost allocation agreement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

         (2)  Financial statement schedule
              notes

         (3)  Exhibits
              none

         (b)  Reports on Form 8-K.

              No report on Form 8-K was filed during the period covered by this report.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                          INDEX TO FINANCIAL STATEMENTS

      Report of independent accountants .....................   F-1
      Balance sheets as of December 31, 2001 and 2000 .......   F-2
      Statements of income and comprehensive income for the
        years ended December 31, 2001, 2000 and 1999 ........   F-3
      Statements of changes in shareholder's equity for the
        years ended December 31, 2001, 2000 and 1999 ........   F-4
      Statements of cash flows for the years ended December
        31, 2001, 2000 and 1999 .............................   F-5
      Notes to financial statements .........................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of MONY Life Insurance Company of America

    In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
February 7, 2002

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                   2001       2000
                                                                 ---------  ---------
                                                                    ($ in millions)
                            ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair
   value (Note 5) ............................................   $ 1,220.9  $ 1,014.7
Mortgage loans on real estate (Note 6) .......................       132.8      116.1
Policy loans .................................................        71.6       69.4
Other invested assets ........................................        22.4        8.8
                                                                 ---------  ---------
                                                                   1,447.7    1,209.0
Cash and cash equivalents ....................................       102.6      104.8
Accrued investment income ....................................        22.3       19.2
Amounts due from reinsurers ..................................        34.8       30.7
Deferred policy acquisition costs (Note 7) ...................       564.6      483.5
Current federal income taxes .................................        24.9       14.9
Other assets .................................................        18.1        4.4
Separate account assets ......................................     3,589.0    4,064.4
                                                                 ---------  ---------
          Total assets .......................................   $ 5,804.0  $ 5,930.9
                                                                 =========  =========

             LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits .......................................   $   156.8  $   134.8
Policyholders' account balances ..............................     1,269.5    1,154.9
Other policyholders' liabilities .............................        77.2       68.9
Accounts payable and other liabilities .......................        94.9       33.2
Note payable to affiliate ....................................        44.6       46.9
Deferred federal income taxes (Note 8) .......................        85.0       48.3
Separate account liabilities .................................     3,589.0    4,064.4
                                                                 ---------  ---------
          Total liabilities ..................................     5,317.0    5,551.4
Commitments and contingencies (Note 12)
  Common stock $1.00 par value; 5,000,000 shares authorized,
     2,500,000 issued and outstanding ........................         2.5        2.5
Capital in excess of par .....................................       349.7      249.7
Retained earnings ............................................       130.1      128.3
Accumulated other comprehensive income/(loss) ................         4.7       (1.0)
                                                                 ---------  ---------
          Total shareholder's equity .........................       487.0      379.5
                                                                 ---------  ---------
          Total liabilities and shareholder's equity .........   $ 5,804.0  $ 5,930.9
                                                                 =========  =========

          See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  Years Ended December 31, 2001, 2000, and 1999

                                                     2001     2000     1999
                                                   -------- -------- --------
                                                        ($ in millions)
Revenues:
Universal life and investment-type product
  policy fees ...................................  $  159.7 $  158.2 $  143.1
Premiums ........................................      56.3     37.3      9.2
Net investment income (Note 4) ..................      93.8     92.7     94.7
Net realized gains (losses) on investments
  (Note 4) ......................................       5.3     (5.1)    (0.3)
Other income ....................................      15.3     12.1      7.6
                                                   -------- -------- --------
                                                      330.4    295.2    254.3
                                                   -------- -------- --------
Benefits and Expenses:
Benefits to policyholders .......................      97.9     68.1     43.6
Interest credited to policyholders' account
  balances ......................................      65.9     62.4     63.5
Amortization of deferred policy acquisition
  costs .........................................      62.1     48.8     43.5
Other operating costs and expenses ..............     101.3     88.6     73.8
                                                   -------- -------- --------
                                                      327.2    267.9    224.4
                                                   -------- -------- --------
Income before income taxes ......................       3.2     27.3     29.9
Income tax expense ..............................       1.4      8.0     10.5
                                                   -------- -------- --------
Net income ......................................       1.8     19.3     19.4
Other comprehensive income/(loss), net
  (Note 4) ......................................       5.7      6.3    (15.3)
                                                   -------- -------- --------
Comprehensive income ............................  $    7.5 $   25.6 $    4.1
                                                   ======== ======== ========

                 See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                  Years Ended December 31, 2001, 2000 and 1999


                                                                                         Accumulated
                                                                    Capital                 Other           Total
                                                          Common   In Excess  Retained  Comprehensive   Shareholder's
                                                          Stock      of Par   Earnings  Income/(Loss)      Equity
                                                         -------   ---------  --------  -------------   -------------

              Balance, December 31, 1998 .............   $   2.5   $  189.7   $   89.6  $       8.0     $    289.8
              Capital contribution ...................                 10.0                                   10.0
              Comprehensive income:
                Net income ...........................                            19.4                        19.4
                Other comprehensive income:
                   Unrealized losses on investments,
                     net of unrealized gains,
                     reclassification adjustments,
                     and taxes (Note 4) ..............                                        (15.3)         (15.3)
                                                         -------   --------   --------  -----------     ----------
              Comprehensive income ...................                                                         4.1
                                                         -------   --------   --------  -----------     ----------
              Balance, December 31, 1999 .............       2.5      199.7      109.0         (7.3)         303.9
              Capital contribution ...................                 50.0                                   50.0
              Comprehensive income:
                Net income ...........................                            19.3                        19.3
              Other comprehensive income:
                   Unrealized gains on investments,
                     net of unrealized losses,
                     reclassification
                     adjustments, and taxes
                     (Note 4) ........................                                          6.3            6.3
                                                         -------   --------   --------  -----------     ----------
              Comprehensive income ...................                                                        25.6
                                                         -------   --------   --------  -----------     ----------
              Balance, December 31, 2000 .............       2.5      249.7      128.3         (1.0)         379.5
              Capital Contribution ...................                100.0                                  100.0
              Comprehensive income:
                Net income ...........................                             1.8                         1.8
                Other comprehensive income:
                Unrealized losses on investments,
                  net of unrealized gains,
                  reclassification adjustments, and
                  taxes (Note 4) .....................                                          5.7            5.7
                                                         -------   --------   --------  -----------     ----------
              Comprehensive income ...................                                                         7.5
                                                         -------   --------   --------  -----------     ----------
              Balance, December 31, 2001 .............   $   2.5   $  349.7   $  130.1  $       4.7     $    487.0
                                                         =======   ========   ========  ===========     ==========


                 See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999


                                                         2001      2000      1999
                                                       --------  --------  --------

                                                             ($ in millions)
 Cash flows from operating activities (see Note 2):
 Net income ........................................   $    1.8  $    19.3  $    19.4
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Interest credited to policyholders' account
     balances ......................................       64.7       57.5       65.5
   Universal life and investment-type product
     policy fee income .............................      (74.6)     (87.0)    (102.9)
   Capitalization of deferred policy acquisition
     costs .........................................     (157.8)    (130.3)     (96.8)
   Amortization of deferred policy acquisition
     costs .........................................       62.1       48.8       43.5
   Provision for depreciation and amortization .....        5.0       (0.4)       0.2
   Provision for deferred federal income taxes .....       33.6       25.6       13.9
   Net realized (gains) losses on investments ......       (5.3)       5.1        0.3
   Change in other assets and accounts payable
     and other liabilities .........................       39.2      (46.5)       6.3
   Change in future policy benefits ................       22.1       11.4        4.4
   Change in other policyholders' liabilities ......        8.3       14.9       (2.8)
   Change in current federal income taxes
     payable .......................................      (13.1)     (12.6)     (15.6)
                                                       --------  ---------  ---------
 Net cash used in operating activities .............      (14.0)     (94.2)     (64.6)
                                                       --------  ---------  ---------

 Cash flows from investing activities:
 Sales, maturities or repayments of:
   Fixed maturity securities .......................      280.9      223.2      289.6
   Equity securities ...............................        0.1        0.0        0.0
   Mortgage loans on real estate ...................       60.3       68.2       24.5
   Other invested assets ...........................        0.0        2.3        5.1
 Acquisitions of investments:
   Fixed maturity securities .......................     (371.5)    (170.0)    (352.3)
   Equity securities ...............................       (3.8)      (0.3)      (0.2)
   Mortgage loans on real estate ...................      (76.7)     (19.3)     (69.7)
   Other invested assets ...........................       (3.3)      (1.7)      (1.2)
   Policy loans, net ...............................       (2.2)     (10.6)      (6.6)
   Other, net ......................................         --         --        0.5
                                                       --------  ---------  ---------
 Net cash (used in)/provided by
   investing activities ............................   $ (116.2) $    91.8  $  (110.3)
                                                       --------  ---------  ---------

 Cash flows from financing activities:
 Note payable to affiliate .........................   $    0.0  $     0.0  $    50.5
 Repayments of note to affiliate ...................       (2.3)      (2.1)      (1.5)
 Receipts from annuity and universal life
   policies credited to policyholders'
   account balances ................................      824.6    1,538.6    1,395.4
 Return of policyholders' account balances
   on annuity policies and universal life
   policies ........................................     (700.3)  (1,508.2)  (1,384.0)
 Capital contribution ..............................        6.0       50.0       10.0
                                                       --------  ---------  ---------
 Net cash provided by financing activities .........      128.0       78.3       70.4
                                                       --------  ---------  ---------
 Net (decrease)/increase in cash and cash
  equivalents ......................................       (2.2)      75.9     (104.5)
 Cash and cash equivalents, beginning of year ......      104.8       28.9      133.4
                                                       --------  ---------  ---------
 Cash and cash equivalents, end of year ............   $  102.6  $   104.8  $    28.9
                                                       ========  =========  =========

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Income taxes ....................................    $ (19.1) $    (5.0) $   (12.1)
   Interest ........................................    $   3.1  $     3.3  $     2.5


                 See accompanying notes to financial statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS

1.  Organization and Description of Business:

    MONY Life Insurance Company of America (the "Company" or "MLOA"), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998 (the "Demutualization"). MONY Life is a wholly-owned subsidiary of The MONY Group Inc. (The "MONY Group").

    The Company's primary business is to provide term life insurance, variable life insurance, variable annuity, universal life products, group universal life products and corporate-owned and bank-owned life insurance ("COLI/BOLI") to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force and complementary distribution channels. These products are sold in 49 states (not including New
York), the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

2.  Summary of Significant Accounting Policies:

Basis of Presentation

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company's financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and real estate to be disposed of, and other than temporary impairment writedowns for invested assets, and (iv) litigation, contingencies and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentations.

Valuation of Investments and Realized Gains and Losses

    All of the Company's fixed maturity securities are classified as available for sale and are reported at estimated fair value. Unrealized gains and losses on fixed maturity securities are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of fixed maturity securities is adjusted for impairments in value deemed to be other than temporary. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

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

    Real estate held for investment, as well as related improvements, are reported as other invested assets, and are generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset (which may range from 5 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected from real estate investments, including the proceeds on disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the real estate, an impairment loss is recognized. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Real estate to be disposed of is reported at the lower of its current carrying value or estimated fair value less estimated sales costs. Changes in reported values relating to real estate to be disposed of and impairments of real estate held for investment are reported as realized gains or losses on investments.

    Policy loans are carried at their unpaid principal balances. Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

Recognition of Insurance Revenue and Related Benefits

    Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenue from these types of products consists of amounts assessed during the period against policyholders' account balances for policy administration charges, cost of insurance and surrender charges, and mortality and expense charges on variable contracts. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders' account balance.

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

    The Company conducts programs from time to time that allow annuity contractholders to exchange older annuity contracts for new annuity products at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DAC related to the exchanged contract.

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

Policyholders' Account Balances and Future Policy Benefits

    Policyholders' account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.9%, 5.9% and 6.1% for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average interest crediting rate for investment-type products was approximately 5.0%, 5.2% and 5.4% for each of the years ended December 31, 2001, 2000 and 1999, respectively.

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

Reinsurance

    The Company has reinsured certain of its life insurance and annuity business with life contingencies under various agreements with other insurance companies. Amounts due from reinsurers are estimated based on assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reserve credits. Gains on reinsurance are deferred and amortized into income over the remaining life of the underlying reinsured contracts.

    In determining whether a reinsurance contract qualifies for reinsurance accounting, Statement of Financial Accounting Standards ("SFAS") No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" requires that there be a "reasonable possibility" that the reinsurer may realize a "significant loss" from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a "reasonable possibility" as having a probability of at least 10.0%. In assessing whether the projected results of the reinsured business constitute a "significant loss", the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the "aggregate projected loss"), to an estimate of the reinsurer's investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

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

Separate Accounts

    Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets and liabilities are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company's statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues.

Statements of Cash Flows -- Non-cash Transactions

    The Company received $94.1 million in bonds and $5.9 million in cash during 2001 as a capital contribution from MONY Life.

New Accounting Pronouncements

         On January 1, 2001 the Company adopted FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company's use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company's earnings or financial position.

         On January 1, 2001 the Company adopted FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125" ("SFAS 140"). SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company's earnings or financial position.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting, abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement has no material effect on the financial position or earnings of the Company.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This statement provides specific guidance for testing the impairment of goodwill and intangible assets. This statement is effective for fiscal years beginning after December 15, 2001. This statement should not have any material effect on the financial position or earnings of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the same provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statements of income and comprehensive income and to restate prior years accordingly. Adoption of this statement is not expected to have a significant impact on the Company's consolidated financial position or earnings.

3.  Related Party Transactions:

    MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that state.

    At December 31, 2001 and 2000, approximately 7.0% and 13.0% of the Company's investments in mortgages were held through joint participation with MONY Life, respectively. In addition, 100.0% of the Company's joint venture investments were held through joint participation with MONY Life at December 31, 2001 and 2000. The Company and MONY Life are parties to an agreement whereby MONY Life agrees to reimburse the Company to the extent that the Company's recognized loss as a result of mortgage loan default or foreclosure or subsequent sale of the underlying collateral exceeds 75.0% of the appraised value. The Company has not received payments from MONY Life pursuant to the agreement in the past three years.

    The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the years ended December 31, 2001, 2000 and 1999, the Company incurred expenses of $67.9 million, $55.9 million, and $51.0 million as a result of such allocations. At December 31, 2001 and 2000 the Company had a payable to MONY Life in connection with this service agreement of $46.6 million and $10.7 million, respectively, which is reflected in Accounts Payable and Other Liabilities.

    The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company's investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.8 million for each of 2001, 2000 and 1999. In addition, the Company had a payable to MONY Life related to this agreement of approximately $273.0 thousand and $74.0 thousand at December 31, 2001 and 2000, respectively, which is included in Accounts Payable and Other Liabilities.

    In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $3.6 million, $3.6 million, and $4.0 million for 2001, 2000, and 1999, respectively. In addition, the Company recorded an intercompany payable of $1.2 million and $0.5 million at December 31, 2001 and 2000, respectively, related to these agreements.

    The Company has purchased bonds issued by the New York City Industrial Development Agency for the benefit of MONY Life for its consolidation of site locations to New York City in 1997, and subsequent spending on tenant improvements, and furniture, fixtures, and equipment related to the New York City site. Debt service under the bonds is funded by lease payments by MONY Life to the bond trustee for the benefit of the bondholder. The bonds are held by the Company and are listed as affiliated bonds. The carrying value of these bonds is $1.5 million and $1.5 million as of December 31, 2001 and 2000. The bonds outstanding as of December 31, 2001 mature on December 31, 2013, and have an interest rate of 7.16%. The Company earned $0.1 million, $0.1 million, and $1.2 million of interest on these bonds for the years ended December 31, 2001, 2000, and 1999, respectively.

    The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90.0% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90.0% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DAC tax provision. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At December 31, 2001 and 2000, the Company recorded a payable of $9.7 million and $6.2 million, respectively, to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities.

    In 2001 the Company recorded capital contributions from MONY Life of $100.0 million, of which $94.1 million is in bonds, and $5.9 million cash. The Company recorded the value of the transferred assets at fair market value. In 2000 and 1999, the company recorded capital contributions of $50.0 million and $10.0 million, respectively.

    On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of December 31, 2001 is $44.6 million.

4. Investment Income, Realized and Unrealized Investment Gains (Losses), and Other Comprehensive Income:

    Net investment income for the years ended December 31, 2001, 2000 and 1999 was derived from the following sources:

                                                     2001    2000     1999
                                                    ------  ------   ------
                                                       ($ in millions)
Net Investment Income
Fixed maturities ................................   $ 76.0  $ 75.0   $ 77.0
Mortgage loans ..................................      8.9    11.2     11.6
Policy loans ....................................      4.3     4.5      3.8
Other investments (including cash & cash
  equivalents) ..................................      9.1     6.3      7.1
                                                    ------  ------   ------
Total investment income .........................     98.3    97.0     99.5
Investment expenses .............................      4.5     4.3      4.8
                                                    ------  ------   ------
Net investment income ...........................   $ 93.8  $ 92.7   $ 94.7
                                                    ======  ======   ======

    Net realized gains (losses) on investments for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                              2001    2000    1999
                                             ------  ------  -----
                                                 ($ in millions)
 Net Realized Gains (Losses) on Investments
 Fixed maturities ........................   $  4.7  $ (5.3) $ (0.2)
 Mortgage loans ..........................      0.8     0.1    (0.3)
 Other invested assets ...................     (0.2)    0.1     0.2
                                             ------  ------  ------
 Net realized gains (losses) on
  investments ............................   $  5.3  $ (5.1) $ (0.3)
                                             ======  ======  ======

    The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 2001, 2000 and 1999. Following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 2), which are reflected in Accumulated Other Comprehensive Income for the periods presented:

                                                     2001      2000     1999
                                                   -------   -------  -------
                                                        ($ in millions)
Change in unrealized gains (losses) on
  investments, Net
Fixed maturities ................................  $  23.5   $  23.4  $ (58.0)
                                                   -------   -------  -------
Subtotal ........................................     23.5      23.4    (58.0)
Effect on unrealized gains (losses) on
  investments attributable to:
DAC .............................................    (14.7)    (13.9)    34.5
Deferred federal income taxes ...................     (3.1)     (3.2)     8.2
                                                   -------   -------  -------
Change in unrealized gains (losses) on
  investments, net ..............................  $   5.7   $   6.3  $ (15.3)
                                                   =======   =======  =======

    The following table sets forth the reclassification adjustments required for the years ended December 31, 2001, 2000 and 1999 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

                                                      2001    2000     1999
                                                    ------- -------  ------
                                                        ($ in millions)
Reclassification Adjustments
Unrealized gains (losses) on investments .........   $ 4.5   $ 4.8   $ (15.4)
Reclassification adjustment for gains
  included in net Income..........................     1.2     1.5       0.1
                                                     -----   -----   -------
Unrealized gains (losses) on investments,
  net of reclassification adjustments ............   $ 5.7   $ 6.3   $ (15.3)
                                                     =====   =====   =======

    Unrealized gains (losses) on investments reported in the above table for the years ended December 31, 2001, 2000, and 1999, are net of income tax expense (benefit) of $3.8 million, $4.1 million, and $(8.2) million, respectively, and $(17.4) million, $(17.0) million, and $34.3, million respectively, relating to the effect of such unrealized gains (losses) on DAC.

    Reclassification adjustments reported in the above table for the years ended December 31, 2001, 2000 and 1999 are net of income tax expense (benefit) of $(0.7) million, $(0.8) million and $0.0 million, respectively, and $2.8 million, $3.2 million and $0.2 million, respectively, relating to the effect of such amounts on DAC.

5.  Investments:

Fixed Maturity Securities Available-for-Sale

    The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2001 and December 31, 2000 are as follows:


                                                                            Gross               Gross
                                                     Amortized           Unrealized          Unrealized           Estimated
                                                       Cost                 Gains              Losses            Fair Value
                                               --------------------   -----------------   ----------------- --------------------
                                                   2001      2000      2001      2000      2001      2000       2001      2000
                                                   ----      ----      ----      ----      ----      ----       ----      ----
                                                                               ($ in millions)
    US Treasury securities and
      obligations of US Government
      agencies .............................   $    56.5 $    32.0    $  1.3    $  1.4    $  0.0    $  0.1  $    57.8 $    33.3
    Collateralized mortgage obligations:
      Government agency-backed .............        39.3      58.8       0.8       0.6       0.3       0.1       39.8      59.3
      Non-agency backed ....................        36.8      33.1       1.2       0.8       0.0       0.0       38.0      33.9
    Other asset-backed securities:
      Government agency-backed .............         0.0       0.0       0.0       0.0       0.0       0.0        0.0       0.0
      Non-agency backed ....................       131.9      93.5       4.0       1.2       1.0       0.4      134.9      94.3
    Public utilities .......................        69.1      74.8       2.2       0.9       0.7       0.9       70.6      74.8
    Foreign Government .....................         0.0       0.0       0.0       0.0       0.0       0.0        0.0       0.0
    Corporate ..............................       842.0     725.6      21.8      10.0      10.5      18.0      853.3     717.6
    Affiliates .............................         1.4       1.5       0.1       0.0       0.0       0.0        1.5       1.5
                                               --------- ---------    ------    ------    ------    ------  --------- ---------
    Total Bonds ............................   $ 1,177.0 $ 1,019.3    $ 31.4    $ 14.9    $ 12.5    $ 19.5  $ 1,195.9 $ 1,014.7
    Redeemable Preferred Stock .............        25.0       0.0       0.0       0.0       0.0       0.0       25.0       0.0
                                               --------- ---------    ------    ------    -------   ------  --------- ---------
    Total ..................................   $ 1,202.0 $ 1,019.3    $ 31.4    $ 14.9    $ 12.5    $ 19.5  $ 1,220.9 $ 1,014.7
                                               ========= =========    ======    ======    =======   ======  ========= =========



    The carrying value of the Company's fixed maturity securities at December 31, 2001 and 2000 is net of adjustments for impairments in value deemed to be other than temporary of $3.5 million and $3.1 million, respectively.

    At December 31, 2001 and 2000, there were no fixed maturity securities which were non-income producing for the twelve months preceding such dates.

    The Company classifies fixed maturity securities which, (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or
(iv) are deemed to have other than temporary impairments in value, as "problem fixed maturity securities." At December 31, 2001 and 2000, the carrying value of problem fixed maturities held by the Company was $8.7 million and $12.5 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities of companies that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2001 and 2000, the carrying value of potential problem fixed maturities held by the Company was $1.1 million and $6.2 million, respectively. In addition, at December 31, 2001 and 2000 the Company had no fixed maturity securities which have been restructured.

    The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2001 are as follows:

                                                        2001
                                                ---------------------
                                                Amortized   Estimated
                                                  Cost     Fair Value
                                                ---------  ----------
                                                   ($ in millions)

Due in one year or less ......................  $    37.1   $    37.7
Due after one year through five years ........      358.6       369.4
Due after five years through ten years .......      512.3       514.1
Due after ten years ..........................       86.0        86.8
                                                ---------   ---------
          Subtotal ...........................      994.0     1,008.0
Mortgage-backed and other asset-backed
  securities .................................      208.0       212.9
                                                ---------   ---------
          Total ..............................  $ 1,202.0    $1,220.9
                                                =========   =========


    Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Proceeds from sales of fixed maturity securities during 2001, 2000 and 1999 were $84.5 million, $40.9 million and $80.1 million, respectively. Gross gains of $4.1 million, $0.5 million and $0.2 million and gross losses of $0.0 million, $2.1 million and $2.0 million were realized on these sales in 2001, 2000, and 1999, respectively.

6.  Mortgage Loans On Real Estate:

    Mortgage loans on real estate at December 31, 2001 and 2000 consist of the following:

                                            2001     2000
                                          -------- --------
                                           ($ in millions)

Commercial mortgage loans ............    $   61.2 $   49.7
Agricultural and other loans .........        73.0     67.8
                                          -------- --------
Total loans ..........................       134.2    117.5
Less: valuation allowances ...........        (1.4)    (1.4)
                                          -------- --------
Mortgage loans, net of valuation .....
  allowances                              $  132.8 $  116.1
                                          ======== ========

    An analysis of the valuation allowances for 2001, 2000 and 1999 is as follows:

                                                2001     2000     1999
                                              -------  -------  ------
                                                  ($ in millions)

Balance, beginning of year ................    $  1.4   $  2.3   $ 1.9
Increase (decrease) in allowance ..........       0.2     (0.3)    0.4
Reduction due to pay-downs, pay-offs,
  and sales ...............................       0.0     (0.6)    0.0
Transfers to real estate ..................      (0.2)     0.0     0.0
                                               -------  ------   -----
Balance, end of year ......................    $  1.4   $  1.4   $ 2.3
                                               ======   ======   =====

    Impaired mortgage loans along with related valuation allowances as of December 31, 2001 and 2000 were as follows:

                                                       2001     2000
                                                      ------   ------
                                                      ($ in millions)
Investment in impaired mortgage loans (before
  valuation allowances):
Loans that have valuation allowances ...............  $  0.0   $  9.3

Loans that do not have valuation allowances .......      8.0      4.0
                                                      ------   ------
          Subtotal ................................      8.0     13.3
Valuation allowances ..............................      0.0     (0.2)
                                                      ------   ------
          Impaired mortgage loans, net of
            valuation allowances ..................   $  8.0   $ 13.1
                                                      ======   ======

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

     During 2001, 2000 and 1999, the Company recognized $0.5 million, $0.7 million and $1.0 million, respectively, of interest income on impaired loans.

    At December 31, 2001 and 2000, there were $0.9 million and $0.0 million mortgage loans which were non-income producing for the twelve months preceding such dates.

7.  Deferred Policy Acquisition Costs:

    Policy acquisition costs deferred and amortized in 2001, 2000 and 1999 are as follows:

                                                      2001     2000      1999
                                                    -------- --------  --------
                                                         ($ in millions)

Balance, beginning of year .......................  $  483.5 $  406.4  $  318.6
Cost deferred during the year ....................     157.8    139.8      96.8
Amortized to expense during the year .............     (62.1)   (48.8)    (43.5)
Effect on DAC from unrealized gains (losses)
  (see Note 2) ...................................     (14.6)   (13.9)     34.5
                                                    -------- --------  --------
Balance, end of year .............................  $  564.6 $  483.5  $  406.4
                                                    ======== ========  ========

8.  Federal Income Taxes:

    The Company files a consolidated federal income tax return with MONY Life and MONY Life's other subsidiaries. Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the Federal income tax expense (benefit) is presented below:

                                       2001      2000     1999
                                      ------    ------   ------
                                          ($ in millions)
Federal income tax expense (benefit):

  Current ........................    $(32.2)  $(17.6)  $ (3.4)
  Deferred .......................      33.6     25.6     13.9
                                      ------   ------   ------
          Total ..................    $  1.4   $  8.0   $ 10.5
                                      ======   ======   ======

    Federal income taxes reported in the statements of income may be different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35.0%. The sources of the difference and the tax effects of each are as follows:

                                2001     2000      1999
                              -------- --------  ------
                                   ($ in millions)

Tax at statutory rate .....    $  1.4   $  9.6    $ 10.5
Dividends received
  deduction ...............       0.0     (1.7)     (1.1)
Other .....................       0.0      0.1       1.1
                              -------   ------    ------
Provision for income
  taxes ...................   $  1.4    $  8.0    $ 10.5
                              ======    ======    ======

    The Company's federal income tax returns for all years through 1993 have been examined by the Internal Revenue Service ("IRS"). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes, which may become due with respect to open years.

    The components of deferred tax liabilities and assets at December 31, 2001 and 2000 are as follows:

                                           2001       2000
                                          ------     ------
                                           ($ in millions)

 Deferred policy acquisition costs ....  $  164.1   $  138.8
 Other, net ...........................       1.8       (2.2)
                                         --------   ---------
      Total deferred tax liabilities ..  $  165.9   $  136.6
                                         --------   --------
 Policyholder and separate account
   liabilities ........................      96.8       86.8
 Real estate and mortgages ............       0.3        0.9
 Fixed maturities .....................     (16.2)       0.6
                                         --------   --------
      Total deferred tax assets .......      80.9       88.3
                                         --------   --------
      Net deferred tax (liability) ....  $  (85.0)  $  (48.3)
                                         ========   ========

    The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax asset and, therefore, no such valuation allowance has been established.

9.  Estimated Fair Value of Financial Instruments:

    The estimated fair values of the Company's financial instruments approximate their carrying amounts except for mortgage loans and investment-type contracts. The methods and assumptions utilized in estimating the fair values of the Company's financial instruments are summarized as follows:

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

Mortgage Loans

    The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2001 and 2000 the fair value of mortgage loans was $138.3 million and $118.1 million, respectively.

Policy Loans

    Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

Long-term Debt

    The fair value of long-term debt is determined based on contractual cash flows discounted at markets rates.

Separate Account Assets and Liabilities

    The estimated fair value of assets held in Separate Accounts is based on quoted market prices.

Investment-Type Contracts

    The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2001 were $559.4 million and $549.6 million, respectively. The carrying value and fair value of annuities at December 31, 2000 were $482.6 million and $475.2 million, respectively.

10.  Reinsurance:

    Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts except for the level term product, which utilizes a coinsurance agreement. The Company's general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

    The following table summarizes the effect of reinsurance for the years indicated:

                                                         2001    2000     1999
                                                        ------  ------   ------
                                                           ($ in millions)

Direct premiums .....................................   $ 24.3  $ 13.2   $  7.1
Reinsurance assumed(1) ..............................     41.4    29.8      4.0
Reinsurance ceded ...................................     (9.5)   (5.7)    (1.9)
                                                        ------  ------   ------
     Net premiums ...................................   $ 56.2  $ 37.3   $  9.2
                                                        ======  ======   ======
Universal life and investment type product
 policy fee income ceded ............................   $ 23.5  $ 20.6   $ 19.7
                                                        ======  ======   ======
Policyholders' benefits ceded .......................   $ 57.3  $ 20.7   $ 18.4
                                                        ======  ======   ======
Policyholders' benefits assumed .....................   $ 14.8  $  5.5   $  0.5
                                                        ======  ======   ======
----------

(1) Increase in 2001 is primarily related to business assumed from affiliate. (See Note 3.)

    The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

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

11.  Securities Lending and Concentration of Credit Risk:

Securities Lending Risk

    Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2001 and 2000, securities loaned by the Company under this agreement had a carrying value of approximately $78.4 million and $48.6 million, respectively. The minimum collateral on securities loaned is 102% of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

Concentration of Credit Risk

    At December 31, 2001 and 2000, the Company had no single investment or series of investments with a single issuer (excluding US Treasury securities and obligations of US government agencies) exceeding 1.3% and 2.2% of total cash and invested assets, respectively.

    The Company's fixed maturity securities are diversified by industry type. The industries that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 2001 are Consumer Goods and Services of $298.1 million (24.4%), Asset/Mortgage Backed of $212.9 million (17.5%), and the remaining 58.1% in other sectors, none of which exceeded 10.0% of the fixed maturities portfolio.

    At December 31, 2000, the industries that comprise 10% or more of the carrying value were Consumer Goods and Services of $199.4 million (19.7%), Energy of $124.0 million (12.2%) and Non-Government Asset/Mortgage-Backed of $160.3 million (15.8%).

    The Company holds below investment grade fixed maturity securities with a carrying value of $156.0 million at December 31, 2001. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2000, the carrying value of the Company's investments in below investment grade fixed maturity securities amounted to $113.3 million.

    The Company has investments in commercial and agricultural mortgage loans. The locations of properties collateralizing mortgage loans at December 31, 2001 and 2000 are as follows:

                           2001                  2000
                       -------------        ---------------
                                  ($ in millions)
Geographic Region
West ................  $ 43.2   32.5%       $ 35.5      30.6%
Southeast ...........    29.6   22.3          37.9      32.6
Mountain ............    21.5   16.2          21.5      18.5
Southwest ...........    19.7   14.8           4.7       4.1
Midwest .............    13.1    9.9           8.7       7.5
Northeast ...........     5.7    4.3           7.8       6.7
                       ------  -----        ------     -----
     Total ..........  $132.8  100.0%       $116.1     100.0%
                       ======  =====        ======     =====

    The states with the largest concentrations of mortgage loan investments at December 31, 2001 are: California, $24.4 million (18.4%); District of Columbia, $17.7 million (13.3%); Oklahoma, $14.7 million (11.1%); Washington, $11.2 million (8.4%); Idaho, $10.2 million (7.7%); Oregon, $7.5 million (5.6%); Virginia, $6.2 million (4.7%) and Arizona, $5.9 million (4.4%).

    As of December 31, 2001 and 2000, the mortgage loan portfolio by property type is as follows:

                           2001                  2000
                       -------------        ---------------
                                  ($ in millions)
Property Type

Agricultural ......... $ 72.3   54.4%       $ 67.1      58.0%
Office buildings .....   28.9   21.8          42.0      36.2
Hotel ................   17.7   13.3           0.0       0.0
Industrial ...........    9.6    7.2           2.4       2.0
Retail ...............    0.0    0.0           1.7       1.4
Other ................    2.9    2.2           1.6       1.3
Apartment buildings ..    1.4    1.1           1.3       1.1
                       ------  ------       ------     -----
     Total ........... $132.8  100.0%       $116.1     100.0%
                       ======  =====        ======     =====

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

    On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Company that was allegedly sold on a "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

    On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgement and dismissed all claims filed in the Goshen case against the Company. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On August 9, 2001, the New York State Appellate Division, First Department, affirmed the ruling limiting the class to New York purchasers. On January 15, 2002, the New York State Court of Appeals granted the plaintiffs' motion for leave to appeal from that decision. The Company intends vigorously to defend that litigation. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on the Company.

    In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involved demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company's or results of operations.

    At December 31, 2001, the Company had commitments to issue $1.1 million fixed and floating rate commercial mortgages ranging from 4.80% to 7.68%, and $3.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.87% to 7.25%. As of December 31, 2001, there was an outstanding commitment to purchase a private fixed maturity security of $8.0 million with an interest rate of 10.0%.

13.  Statutory Financial Information and Regulatory Risk-Based Capital:

    Statutory net loss reported by the Company for the years ended December 31, 2001, 2000 and 1999 was $64.9 million, $35.9 million and $18.2 million, respectively. The combined statutory surplus of the Company as of December 31, 2001 and 2000 was $189.4 million and $152.6 million, respectively.

14.  Reorganization and Other Charges:

During 2001, the Company recorded charges aggregating approximately $20.7 million on a pre-tax basis. Of this amount approximately $14.8 million represented "Reorganization Charges" taken in connection with the Company's reorganization of certain of its lines of business and $2.5 million represented "Other Charges" unrelated to the Company's reorganization activities. These charges consisted of severance for terminated employees, losses relating to the abandonment of leased office space, and certain information technology related assets, and certain other charges.

     The following table summarizes the components of the Company's Reorganization Charges and Other Charges, respectively:

                                                                                          Net
                                                                                        Realized
                                                                     Operating           Losses              Total
                                                                     ---------           ------              -----
Reorganization Charges:
Severance benefits and incentive compensation ..............    $            7.4   $             -   $            7.4
Leased offices .............................................                 1.4                 -                1.4
Deferred policy acquisition costs ..........................                 3.5                 -                3.5
Other ......................................................                 2.5                 -                2.5
                                                                  --------------     -------------     --------------
     Subtotal - Reorganization Charges .....................                14.8                 -               14.8

Other Charges:
Asset Impairments and Valuation Related Write-downs ........                   -               2.5                2.5
Benefits to policyholders ..................................                 2.1                 -                2.1
Information technology assets ..............................                 1.0                 -                1.0
Other ......................................................                 0.3                 -                0.3
                                                                  --------------     -------------     --------------
      Subtotal - Other Charges .............................                 3.4               2.5                5.9
                                                                  --------------     -------------     --------------
      Total - Reorganization and Other Charges .............    $           18.2  $            2.5  $            20.7
                                                                  ==============     =============     ==============


     All of the components of the Reorganization Charges reflected above, except $3.5 million related to deferred policy acquisition costs are included in "Other Operating Costs and Expenses" in the Company's income statement for the year ended December 31, 2001.

     All of the components of the Other Charges reflected above, except $2.5 million related to valuation write-downs and $2.1 million related to policyholder benefits, are included in "Other Operating Costs and Expenses" in the Company's income statement for the year ended December 31, 2001. The valuation write-downs are included in "Net Realized Gains (Losses) on Investments" in the

     Company's income statement for 2001.

     Of the reorganization charges recorded, approximately $1.4 million meet the definition of "restructuring charges" as defined by Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". At December 31, 2001 a liability of $1.4 million is included in Accounts payable and other liabilities in the Company's balance sheet.

15.  Implication of the Events of September 11th

The terrorist events of September 11th had no material effect on the Company's financial position at December 31, 2001 or its results of operations for the year then ended. The net effect of life insurance claims relating to the incident (after reinsurance and the release of related policy reserves) aggregated approximately $2.1 million pre-tax. In addition, the Company incurred losses from business interruption. These losses principally arose from the temporary closing of the Company's New York corporate offices and lost revenues resulting from the volatility of the securities markets and consumer uncertainty with respect to equity based products in the aftermath of September 11th. To date, no determination has been made with respect to the Company's ability to recover the aforementioned damages under its insurance coverages.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York on March 29, 2002.

                                  MONY LIFE INSURANCE COMPANY OF AMERICA

                                  By:  /s/  MICHAEL ISOR ROTH
                                      -------------------------------
                                  Name:  Michael Isor Roth
                                  Title: Director, Chairman and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

             Signatures                                   Title

      /s/                               Director, Chairman and Chief Executive
 ----------------------------------     Officer
          Michael Isor Roth

      /s/                               Director, President and Chief Operating
 ----------------------------------     Officer
         Samuel Joseph Foti

      /s/                               Director, Vice President and Controller
 ----------------------------------     (Principal Financial and Accounting
          Richard Daddario              Officer)

      /s/                               Director and Executive Vice President
 ----------------------------------
         Kenneth Marc Levine

      /s/                               Director, Vice President and Actuary
 ----------------------------------
          Michael Slipowitz

      /s/                               Director and Vice President
 ----------------------------------
          Margaret G. Gale

      /s/                               Director and Vice President
 ----------------------------------
          Stephen G. Orluck

      /s/                               Director
 ----------------------------------
         Richard E. Connors