Form 10-Q
period 2002-03-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2002-05-15
CIK 835357

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2002

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the transition period from      to

                       Commission file number: 333-65423

                    MONY LIFE INSURANCE COMPANY OF AMERICA
            (Exact name of Registrant as specified in its charter)

                       Arizona                 86-0222062
                   (State or other
                    jurisdiction                 (I.R.S.
                 of incorporation or     Employer Identification
                    organization)                 No.)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of March 31, 2002, there were 5,802 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

                               -----------------

================================================================================

                    MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
         PART I FINANCIAL INFORMATION

         Item 1:  Unaudited interim condensed balance sheets as of
                  March 31, 2002 and December 31, 2001.............   4

                  Unaudited interim condensed statements of income
                  and comprehensive income for the three-month
                  periods ended March 31, 2002 and 2001............   5

                  Unaudited interim condensed statement of changes
                  in shareholder's equity for the three-month
                  period ended March 31, 2002......................   6

                  Unaudited interim condensed statements of cash
                  flows for the three-month periods ended March 31,
                  2002 and 2001....................................   7

                  Notes to unaudited interim condensed financial
                  statements.......................................   8

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............  11

         Item 3:  Quantitative and Qualitative Disclosures About
                  Market Risk......................................  20

         PART II OTHER INFORMATION

         Item 1:  Legal Proceedings................................  21

         SIGNATURES................................................ S-1

Forward-Looking Statements

   The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions, and the following: venture capital gains or losses could differ significantly from our assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than we have assumed if there are further major movements in the equity markets; the value of our overall investment portfolio could fluctuate significantly as a result of additional major changes in the equity and debt markets generally; actual death claims experience could differ significantly from our mortality assumptions; we may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from our assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect our earnings; we could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than we anticipate; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company's products and the Company's net income after tax; the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 1:

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                  UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                     March 31, 2002 and December 31, 2001

                                                                March 31, December 31,
                                                                  2002        2001
                                                                --------- ------------
                                                                   ($ in millions)
                            ASSETS
Investments:
   Fixed maturity securities available-for-sale, at fair value. $1,214.6    $1,220.9
   Mortgage loans on real estate...............................    134.8       132.8
   Policy loans................................................     75.3        71.6
   Other invested assets.......................................     18.9        22.4
                                                                --------    --------
                                                                 1,443.6     1,447.7
                                                                --------    --------
   Cash and cash equivalents...................................     94.8       102.6
   Accrued investment income...................................     30.7        22.3
   Amounts due from reinsurers.................................     34.8        34.8
   Deferred policy acquisition costs...........................    597.6       564.6
   Current federal income taxes receivable.....................     29.4        24.9
   Other assets................................................      8.4        18.1
   Separate account assets.....................................  3,603.3     3,589.0
                                                                --------    --------
       Total assets............................................ $5,842.6    $5,804.0
                                                                ========    ========
             LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................... $  163.9    $  156.8
Policyholders' account balances................................  1,286.4     1,269.5
Other policyholders' liabilities...............................     78.1        77.2
Accounts payable and other liabilities.........................     86.7        94.9
Note payable to affiliate (Note 5).............................     44.0        44.6
Deferred federal income taxes..................................     88.5        85.0
Separate account liabilities...................................  3,603.3     3,589.0
                                                                --------    --------
       Total liabilities....................................... $5,350.9    $5,317.0
                                                                --------    --------
Commitments and contingencies (Note 4)
Common stock $1.00 par-value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding............................. $    2.5    $    2.5
Capital in excess of par.......................................    349.7       349.7
Retained earnings..............................................    138.3       130.1
Accumulated other comprehensive loss...........................      1.2         4.7
                                                                --------    --------
       Total shareholder's equity..............................    491.7       487.0
                                                                --------    --------
       Total liabilities and shareholder's equity.............. $5,842.6    $5,804.0
                                                                ========    ========

  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

               UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
               Three-month Periods Ended March 31, 2002 and 2001

                                                             2002     2001
                                                             -----   -----
                                                            ($ in millions)
     Revenues:
     Universal life and investment-type product policy fees $36.3    $40.1
     Premiums..............................................  19.0     12.5
     Net investment income.................................  26.3     23.9
     Net realized gains on investments.....................   0.2      1.7
     Other income..........................................   4.1      2.9
                                                             -----   -----
     Total revenues........................................  85.9     81.1
                                                             -----   -----
     Benefits and Expenses:
     Benefits to policyholders.............................  25.8     25.0
     Interest credited to policyholders' account balances..  17.5     16.5
     Amortization of deferred policy acquisition costs.....  14.2     10.6
     Other operating costs and expenses....................  16.3     28.2
                                                             -----   -----
     Total benefits and expenses...........................  73.8     80.3
                                                             -----   -----
     Income before income taxes............................  12.1      0.8
     Income tax expense....................................   3.9      0.2
                                                             -----   -----
     Net income............................................   8.2      0.6
     Other comprehensive (loss)/income, net................  (3.5)     5.5
                                                             -----   -----
     Comprehensive income.................................. $ 4.7    $ 6.1
                                                             =====   =====


  See accompanying notes to unaudited interim condensed financial statements

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                      OF CHANGES IN SHAREHOLDER'S EQUITY
                    Three-month Period Ended March 31, 2002

                                                              Accumulated
                                           Capital               Other         Total
                                   Common In Excess Retained Comprehensive Shareholder's
                                   Stock   of Par   Earnings Income/(Loss)    Equity
                                   ------ --------- -------- ------------- -------------
Balance, December 31, 2001........  $2.5   $349.7    $130.1      $ 4.7        $487.0
Comprehensive income:
   Net income.....................                      8.2                      8.2
   Other comprehensive income (1).
     Comprehensive loss...........                                (3.5)         (3.5)
                                    ----   ------    ------      -----        ------
Balance, March 31, 2002...........  $2.5   $349.7    $138.3      $ 1.2        $491.7
                                    ====   ======    ======      =====        ======

----------
(1)Represents unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes.



  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

             UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
               Three-month Periods Ended March 31, 2002 and 2001

                                                        2002     2001
                                                       -------  -------
                                                        ($ in millions)
Net cash (used in) operating activities............... $ (16.1) $  (0.7)
Cash flows from investing activities:
Sales, maturities or repayments of:
  Fixed maturities....................................    54.1     45.0
  Mortgage loans on real estate.......................     3.7     33.1
  Other invested assets...............................     0.2      0.0
Acquisitions of investments:
  Fixed maturities....................................   (56.5)   (49.3)
  Mortgage loans on real estate.......................    (5.7)   (12.8)
  Other invested assets...............................    (0.1)    (2.6)
  Policy loans, net...................................    (3.8)    (2.7)
                                                       -------  -------
Net cash (used in)/provided by investing activities... $  (8.1) $  10.7
                                                       -------  -------
Cash flows from financing activities:
Repayment of note to affiliate........................    (0.6)    (0.6)
Receipts from annuity and universal life policies
  credited to policyholders' account balances.........   172.3    200.4
Return of policyholders' account balances on annuity
  and universal life policies.........................  (155.3)  (203.8)
                                                       -------  -------
Net cash provided by/(used in) financing activities...    16.4     (4.0)
                                                       -------  -------
Net (decrease) increase in cash and cash equivalents..    (7.8)     6.0
Cash and cash equivalents, beginning of year..........   102.6    104.8
                                                       -------  -------
Cash and cash equivalents, end of period.............. $  94.8  $ 110.8
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

   The Company's primary business is to provide term life insurance, variable life insurance, variable annuities, universal life insurance, group universal life insurance and corporate-owned and bank-owned life insurance ("COLI/BOLI") to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force and complementary distribution channels. These products are sold in 49 states (not including New
York), the District of Columbia and Puerto Rico.

2. Basis of Presentation

   The accompanying unaudited interim condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 which are presented in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three-month period ending March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

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

   In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involved demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company's results of operations.

   At March 31, 2002, the Company had commitments to issue $1.0 million fixed and floating rate commercial mortgages ranging from 4.53% to 7.68%, and $1.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.90% to 7.85%. Also, at March 31, 2002, the Company had commitments to contribute capital to its equity partnership investments of $0.5 million.

5. Note Payable to Affiliate

   On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of March 31, 2002 is $44.0 million.

6. Intercompany Reinsurance Agreements

   The Company entered into a modified coinsurance agreement ("MODCO") with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the

                    MONY LIFE INSURANCE COMPANY OF AMERICA

Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. The Company amended that agreement effective January 1, 2000 to add all other term life policies and all universal life policies written by USFL on or after January 1, 2000. Effective April 1, 2001, the Company amended that agreement to add a new series of term life insurance policies issued by USFL. At March 31, 2002 the Company recorded a payable of $3.9 million to USFL in connection with this agreement which is included in Accounts Payable and Other Liabilities in the balance sheet.

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

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the same provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS 121"). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statements of income and comprehensive income and to restate prior years accordingly. Adoption of this statement is not expected to have a significant impact on the Company's consolidated financial position or earnings.

8. Reorganization and Other Charges:

   During 2001, the Company recorded charges aggregating approximately $20.7 million on a pre-tax basis, approximately $14.8 million of which represented "Reorganization Charges" taken in connection with the Company's reorganization of certain of its lines of business. These charges consisted of severance for terminated employees, losses relating to the abandonment of leased office space and certain information technology related assets. Of these reorganization charges, approximately $1.4 million met the definition of "restructuring charges" as defined by Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The liability relating to the aforementioned restructuring charges at March 31, 2002 and December 31, 2001 was $1.4 million.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed financial statements and the related notes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2001 Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

   The MONY Life Insurance Company of America ("MLOA") is a stock life insurance company organized in the state of Arizona. The Company is a wholly owned subsidiary of MONY Life Insurance Company ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998 (the "Demutualization"), and is domiciled in the state of New York. MONY Life is a wholly owned subsidiary of The MONY Group, Inc. (the "MONY Group"), a Delaware Corporation organized to be the parent holding company of MONY Life. The Company is a stock life insurance company organized in the state of Arizona and is the corporate successor of VICO Credit Life Insurance Company, incorporated in Arizona on March 6, 1969.

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

   The following table presents the Company's results of operations for the three-month periods ended March 31, 2002 and 2001.

                             Results of Operations

                                                                  For the
                                                                Three-month
                                                               Periods Ended
                                                                 March 31,
                                                              ---------------
                                                               2002    2001
                                                              ------  ------
                                                              ($ in millions)
  Revenues:
  Universal life and investment-type product policy fees..... $ 36.3  $ 40.1
  Premiums...................................................   19.0    12.5
  Net investment income......................................   26.3    23.9
  Net realized gains on investments..........................    0.2     1.7
  Other income...............................................    4.1     2.9
                                                              ------  ------
     Total revenues.......................................... $ 85.9  $ 81.1
  Benefits and expenses:
  Benefits to policyholders..................................   25.8    25.0
  Interest credited to policyholders' account balances.......   17.5    16.5
  Amortization of deferred policy acquisition costs..........   14.2    10.6
  Other operating costs and expenses.........................   16.3    28.2
                                                              ------  ------
     Total benefits and expenses.............................   73.8    80.3
                                                              ------  ------
  Income before income taxes................................. $ 12.1  $  0.8
                                                              ======  ======

  For the Three-Month Period Ended March 31, 2002 Compared to the Three-Month Period Ended March 31, 2001

  Policy Fees -

   Universal life ("UL") and investment-type product fees were $36.3 million for the three-month period ended March 31, 2002, a decrease of $3.8 million, or 9.5%, from $40.1 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

   Flexible premium variable annuity ("FPVA") product fees were $10.5 million for the three-month period ended March 31, 2002, a decrease of $3.2 million, from $13.7 million reported in the comparable prior period. The decrease is primarily attributable to lower mortality & expense and surrender charges of $2.4 million and $0.8 million respectively. The decrease in mortality and expense charges is due to lower fund balances resulting from stock market declines, while the decrease in surrender charges is due to the positive results of the Company's conservation unit and other efforts designed to reduce policy surrenders.

   The Company, under its amended modified coinsurance agreement ("MODCO") treaty with USFL, assumed $2.1 million of UL business for the three-month period ended March 31, 2002, a decrease of $1.0 million from $3.1 million of UL business and term life insurance assumed for the three-month period ended March 31, 2001.

   The decreases in FPVA product fees and business assumed under MODCO were partially offset by increased Variable Universal Life ("VUL") product fees. The increase in VUL fees resulted primarily from the increase in new sales of such business and the growing in-force block.

  Premiums -

   Premium revenue was $19.0 million for the three-month period ended March 31, 2002, an increase of $6.5 million, or 52.0%, from $12.5 million reported in the comparable prior year period. The increase was primarily the result of (i) the MODCO treaty between USFL and the Company, contributing $14.1 million in assumed premiums, a $4.5 million increase from the $9.6 million in assumed premiums for the comparable prior year period (See Note 6 in the Unaudited Interim Condensed Financial Statements), and (ii) direct premiums of $3.7 million for the three-month period ended March 31, 2002, increased $2.0 million from $1.7 million reported for the comparable prior year period.

  Net Investment Income and Realized Gains on Investments -

   Net investment income was $26.3 million for the three-month period ended March 31, 2002, an increase of $2.4 million, or 10.0%, from $23.9 million reported in the comparable prior year period. The increase was primarily related to an increase in the average balance of invested assets partially offset by lower average portfolio yields.

   Net realized gains on investments were $0.2 million for the three-month period ended March 31, 2002, a decrease of $1.5 million or 88.0%, from a net realized gain of $1.7 million reported in the comparable prior year period. The following table sets forth the components of net realized gains by investment category for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001.

                                                                       For the
                                                                     Three-month
                                                                    Period Ended
                                                                      March 31,
                                                                    ------------
                                                                    2002   2001
                                                                    -----  -----
Fixed maturities................................................... $ 0.8  $ 0.7
Mortgage loans.....................................................    --    1.1
Other invested assets..............................................  (0.6)  (0.1)
                                                                    -----  -----
                                                                    $ 0.2  $ 1.7
                                                                    =====  =====

  Other Income -

   Other income was $4.1 million for the three-month period ended March 31, 2002, an increase of $1.2 million, or 41.4%, from $2.9 million reported in the comparable prior year period. The increase was related to an increase in average net assets under management.

  Benefits to Policyholders -

   Benefits to policyholders were $25.8 million for the three-month period ended March 31, 2002, an increase of $0.8 million, or 3.2%, from $25.0 million reported in the comparable prior year period. The increase is primarily due to higher reserves on life products of $1.6 million due to higher sales, and higher supplemental contract benefits of $0.7 million, partially offset by lower death benefits of $1.5 million on life products, net of reinsurance credits.

  Interest Credited to Policyholders' Account Balances -

   Interest credited to policyholders' account balances was $17.5 million for the three-month period ended March 31, 2002, an increase of $1.0 million, or 6.1%, from $16.5 million reported in the comparable prior year period. This was due to higher interest crediting of $1.6 million on FPVA due to an increase in general account funds, offset by decreases in single premium deferred annuities ("SPDA") and certificates of annuities ("COA"), further offset by decreases in universal life and individual life insurance, for a total decline of $1.0 million. SPDA and COA interest crediting declined due to the continued runoff of these products.

  Amortization of Deferred Policy Acquisition Costs -

   Amortization of deferred policy acquisition costs ("DAC") was $14.2 million for the three-month period ended March 31, 2002, an increase of $3.6 million, or 34.0%, from $10.6 million reported in the comparable prior year period. The increase was primarily due to higher amortization on variable universal life ("VUL"), corporate sponsored variable universal life ("CSVUL") and individual life insurance due to lower net death claims and the increasing size of the in-force block, and increased amortization for MODCO, (See Note 6 in the Unaudited Interim Condensed Financial Statements). These increases were partially offset by lower amortization on flexible premium variable annuities ("FPVA") as a result of an adjustment to the future expected profitability of the product due to higher surrender charges.

  Other operating costs and expenses -

   Other operating costs and expenses were $16.3 million for the three-month period ended March 31, 2002, a decrease of $11.9 million, or 42.1%, from $28.2 million reported in the comparable prior year period. The decrease was primarily due to lower non-dacable expenses for the USFL MODCO treaty as a result of increased sales production for USFL (See Note 6 in the Unaudited Condensed Financial Statements), coupled with lower allocated expenses from MONY Life.

Liquidity and Capital Resources

   The Company's cash inflows are provided mainly from annuity considerations and deposit funds, investment income and maturities, and sales of invested assets and life insurance premiums. Cash outflows primarily relate to the liabilities associated with its various annuity and life insurance products, operating expenses, income taxes, acquisitions of invested assets, and principal and interest on its outstanding debt obligations. The annuity and life insurance liabilities relate to the Company's obligation to make benefit payments under its annuity and insurance contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans.

   The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at March 31, 2002 and December 31, 2001.

                         Withdrawal Characteristics of
                   Annuity Reserves and Deposit Liabilities

                                        Amount at             Amount at
                                        March 31, Percent of December 31, Percent
                                          2002      Total        2001     of Total
                                        --------- ---------- ------------ --------
                                                     ($ in millions)
Not subject to discretionary withdrawal
  provisions........................... $   61.1      1.7%     $   62.5      1.7%
Subject to discretionary
  withdrawal -- with market value
  adjustment or at carrying value less
  surrender charge.....................  3,147.3     88.1%      3,142.5     88.0%
                                        --------    -----      --------    -----
Subtotal...............................  3,208.4     89.8%      3,205.0     89.7%
Subject to discretionary
  withdrawal -- without adjustment at
  carrying value.......................    362.6     10.2%        367.5     10.3%
                                        --------    -----      --------    -----
Total annuity reserves and deposit
  liabilities (gross of reinsurance)... $3,571.0    100.0%     $3,572.5    100.0%
                                        ========    =====      ========    =====

   The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                          Surrenders and Withdrawals

                                                                For the Three-
                                                              month Period Ended
                                                                  March 31,
                                                              ------------------
                                                                2002      2001
                                                               ------    ------
                                                               ($ in millions)
Product Line:
Variable and universal life.................................. $ 16.2    $ 27.3
Annuities(1).................................................   84.6     111.2
                                                               ------    ------
   Total..................................................... $100.8    $138.5
                                                               ======    ======

----------
(1)Excludes amounts relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

   Annuity surrenders have decreased for the three-month period ended March 31, 2002 compared to the comparable prior year period reflecting the Company's conservation efforts and positive effects of the FPVA exchange program.

   During the three-month period ended March 31, 2002 the net cash outflow from operations was $(16.1) million, an increase of $(15.4) million from March 31, 2001, which was $(0.7) million. The increase is primarily due to the timing of payments of liabilities, partially offset by a decrease in the amount due from reinsurance. For the three-month period ended March 31, 2002 net cash inflow from financing activities was $16.4 million, an increase of $20.4 million from March 31, 2001, which was $(4.0) million. This increase is primarily due to lower surrenders (as noted in the table above). The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of March 31, 2002, the Company had readily marketable fixed maturity securities with a carrying value of $1,214.6 million, which were comprised of $535.2 million of public and $679.4 million of private fixed maturity securities. At that date, approximately

86.8% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at March 31, 2002, the Company had cash and cash equivalents of $94.8 million.

   At March 31, 2002, the Company had commitments outstanding of $1.5 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on the agricultural loans range between 6.90% and 7.85%. The Company had commercial mortgage commitments of $1.0 million with interest rates ranging from 4.53% to 7.68%. Also, at March 31, 2002, the Company had commitments to contribute capital to its equity partnership investments of $0.5 million.

   Of the $60.4 million commercial mortgage loans in the Company's investment portfolio at March 31, 2002, $6.2 million, $0.0 million, and $2.5 million are scheduled to mature in 2002, 2003, and 2004, respectively.

   At March 31, 2002, aggregate maturities of long-term debt based on required remaining principal payments for 2002 and the succeeding four years are $1.8 million, $2.6 million, $2.8 million, $3.0 million and $3.2 million, respectively, and $30.6 million thereafter.

   Aggregate contractual debt service payments on the Company's debt at March 31, 2002, for the remainder of 2002 and the succeeding four years are $4.0 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million respectively, and $39.0 million thereafter.

   At March 31, 2002, the adjusted RBC capital ratios of all the Company's insurance subsidiaries were in excess of the minimum capital requirements of the RBC guidelines.

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

                     Investment Results by Asset Category

                                      As of the Three-month Periods Ended March 31,
                                ---------------------------------------------------------
                                            2002                         2001
                                ---------------------------- ----------------------------
                                Net Investment Average Asset Net Investment Average Asset
                                 Income Yield    Balances     Income Yield    Balances
                                -------------- ------------- -------------- -------------
Fixed Maturities...............       7.0%       $1,205.4          7.4%       $1,020.9
Mortgage loans on real estate..       7.7           133.8          8.1           106.6
Policy loans...................       9.1            73.5          9.1            70.6
Real estate(1) ................       2.5             5.7          8.3             5.5
Other invested assets..........      21.0            15.0          7.4             5.7
Cash and cash equivalents......       2.0            93.2          6.1           116.9
                                                 --------                     --------
Total invested assets before
  investment expenses..........       7.0%       $1,526.6          7.4%       $1,326.2
                                                 ========                     ========
Investment expenses/other fee
  income.......................      (0.1)                        (0.2)
                                     ----                         ----
Total invested assets after
  investment expenses..........       6.9%                         7.2%
                                     ====                         ====

----------
   (1) Real estate investments are reported as Other Invested Assets on the Company's Unaudited Interim Condensed Balance Sheet.

   The yield on general account invested assets (including net realized gains and losses on investments) was 7.0% and 7.7% for the three-month periods ended March 31, 2002 and 2001, respectively.

Fixed Maturities

   Fixed maturities consist of publicly traded debt securities and privately placed debt securities, and represent 79.0% and 78.7% of total invested assets at March 31, 2002 and December 31, 2001, respectively.

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

                   Total Fixed Maturities by Credit Quality

                                Quarter Ended March 31, 2002 Year Ended December 31, 2001
                                ---------------------------- ----------------------------
                                                   Estimated                    Estimated
 NAIC                           Amortized   % of     Fair    Amortized   % of     Fair
Rating Rating Agency Equivalent   Cost      Total    Value     Cost      Total    Value
------ ------------------------ ---------   -----  --------- ---------   -----  ---------
             Designation
       ------------------------
                                                     ($ in millions)
  1     Aaa/Aa/A............... $  508.6     42.4% $  514.5  $  508.2     42.7% $  521.8
  2     Baa....................    538.6     44.4     538.7     535.6     44.5     543.2
  3     Ba.....................    114.1      9.3     113.3     105.7      8.5     104.1
  4     B......................     19.8      1.6      19.1      19.9      1.6      19.2
  5     Caa and lower..........      2.6      0.3       3.8       7.6      0.6       7.6
                                --------    -----  --------  --------    -----  --------
           Subtotal............ $1,183.7     98.0  $1,189.4  $1,177.0     97.9% $1,195.9
           Preferred stock.....     25.0      2.0      25.2      25.0      2.1      25.0
                                --------    -----  --------  --------    -----  --------
        Total fixed maturities. $1,208.7    100.0% $1,214.6  $1,202.0    100.0% $1,220.9
                                ========    =====  ========  ========    =====  ========

   Of the Company's total portfolio of fixed maturity securities at March 31, 2002, 86.8% were investment grade and 13.2% were below investment grade.

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

   As of March 31, 2002 the fair values of the Company's problem and potential problem fixed maturities were $9.7 million and $1.1 million, respectively, which, in the aggregate, represented approximately 0.9% of total fixed maturities. As of December 31, 2001, the fair values of the Company's problem and potential problem fixed maturities were $8.7 million and $1.1 million, respectively, which, in the aggregate, represented approximately 0.8% of total fixed maturities. In addition, at March 31, 2002 and December 31, 2001 the Company had no fixed maturity securities which have been restructured.

   At March 31, 2002, the Company's largest unaffiliated single concentration of fixed maturities was $48.1 million of Federal Home Loan Mortgage Corp. ("FHLMC") fixed maturities which represents 3.1% of total invested assets. The largest non-government issuer consists of $19.5 million, which represents approximately 1.3% of total invested assets at March 31, 2002. No other individual non-government issuer represents more than 1.1% of total invested assets.

   The Company held approximately $199.2 million and $212.9 million of mortgage-backed and asset-backed securities as of March 31, 2002 and December 31, 2001, respectively. Of such amounts, $34.3 million and $39.9 million, or 17.2% and 18.8%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association ("FNMA"), the FHLMC, and the Government National Mortgage Association ("GNMA"). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2002 and December 31, 2001, 76.6% and 87.0%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation
1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

   The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                     Mortgage and Asset-Backed Securities

                                                            As of      As of
                                                          March 31, December 31,
                                                            2002        2001
                                                          --------- ------------
                                                             ($ in millions)
CMOs.....................................................  $ 68.5      $ 77.9
Asset-backed securities..................................   122.1       126.1
Commercial MBSs..........................................     8.6         8.7
Pass-through securities..................................     0.0         0.2
                                                           ------      ------
Total MBSs and asset-backed securities...................  $199.2      $212.9
                                                           ======      ======

   The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2002 and December 31, 2001 are as follows:

            Fixed Maturity Securities by Contractual Maturity Dates

                                                    As of                As of
                                                March 31, 2002     December 31, 2001
                                             -------------------- --------------------
                                             Amortized Estimated  Amortized Estimated
                                               Cost    Fair Value   Cost    Fair Value
                                             --------- ---------- --------- ----------
                                                          ($ in millions)
Due in one year or less..................... $   58.4   $   57.7  $   37.1   $   37.7
Due after one year through five years.......    355.4      362.3     358.7      369.4
Due after five years through ten years......    522.1      521.2     512.2      514.1
Due after ten years.........................     74.2       74.2      86.0       86.8
                                             --------   --------  --------   --------
   Subtotal................................. $1,010.1   $ 1015.4  $  994.0   $ 1008.0
Mortgage-backed and other asset-backed
  securities................................    198.6      199.2     208.0      212.9
                                             --------   --------  --------   --------
   Total.................................... $1,208.7   $1,214.6  $1,202.0   $1,220.9
                                             ========   ========  ========   ========

Mortgage Loans

   Mortgage loans comprised 8.8% and 8.6% of total invested assets as of March 31, 2002 and December 31, 2001, respectively. Mortgage loans consist of commercial and agricultural loans. As of March 31, 2002 and December 31, 2001, commercial mortgage loans comprised $60.4 million and $60.6 million or 44.8% and 45.6% of total mortgage loan investments, respectively. Agricultural loans comprised $74.4 million and $72.2 million, or 55.2% and 54.4% of total mortgage loan investments at March 31, 2002 and December 31, 2001, respectively.

Commercial Mortgage Loans

   For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $17.9 million and represented 1.2% of general account invested assets as of March 31, 2002. No other mortgage loan represents more than 1.0% of invested assets. Total mortgage loans to the five largest borrowers accounted in the aggregate for 85.5% of the total carrying value of the commercial loan portfolio and less than 3.4% of total invested assets at March 31, 2002.

   The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              Commercial Mortgage Loan Portfolio Maturity Profile

                                                     As of March 31, As of December 31,
                                                          2002              2001
                                                     --------------  -----------------
                                                     Carrying % of   Carrying    % of
                                                      Value   Total   Value      Total
                                                     -------- -----  --------    -----
                                                              ($ in millions)
Due in one year or less.............................  $ 6.2    10.3%  $ 6.2       10.2%
Due after one year through five years...............    8.2    13.6     8.0       13.2
Due after five years through ten years..............   33.6    55.6    33.8       55.8
Due after ten years.................................   12.4    20.5    12.6       20.8
                                                      -----   -----   -----      -----
   Total............................................  $60.4   100.0%  $60.6      100.0%
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

   The carrying value of commercial mortgage loans at March 31, 2002 was $60.4 million, which is net of valuation allowances aggregating $0.0 million, representing management's best estimate of cumulative impairments at that date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company's financial position and results of operations.

   At March 31, 2002, the carrying value of restructured loans was $5.8 million, net of valuation allowances of $0.0 million. There were no problem or potential problem loans at March 31, 2002.

   In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2002 and December 31, 2001 such reserves were $0.7 million and $0.7 million, respectively.

Agricultural Mortgage Loans

  Problem, Potential Problem and Restructured Agricultural Mortgages

   The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages at March 31, 2002 and December 31, 2001 were $5.8 million and $2.2 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $4.5 million and $0.9 million at March 31, 2002 and December 31, 2001, respectively, and there were mortgage loans in the process of foreclosure of $0.0 million and $0.5 million at such dates.

   In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of March 31, 2002 and December 31, 2001, such reserves were $0.7 million and $0.7 million, respectively.

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

               Cumulative Impairment Adjustments and Provisions
                    For Valuation Allowances on Investments

                        As of March 31, 2002       As of December 31, 2001
                    ---------------------------- ----------------------------
                    Impairment  Valuation        Impairment  Valuation
                    Adjustments Allowances Total Adjustments Allowances Total
                    ----------- ---------- ----- ----------- ---------- -----
Fixed maturities...    $3.5        $0.0    $3.5     $3.5        $0.0    $3.5
Mortgages..........     0.0         1.4     1.4      0.0         1.4     1.4
Real estate........     1.0         1.0     2.0      1.0         0.4     1.4
                       ----        ----    ----     ----        ----    ----
   Total...........    $4.5        $2.4    $6.9     $4.5        $1.8    $6.3
                       ====        ====    ====     ====        ====    ====

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   Refer to the Company's 2001 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2002 is not materially different from that presented in the Company's 2001 Annual Report on Form 10-K at December 31, 2001.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

   See Note 4 of the Unaudited Interim Condensed Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of that is expected to have a material adverse effect on the Company.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MONY LIFE INSURANCE COMPANY OF AMERICA

                                                  /s/  RICHARD DADDARIO
                                          By: _______________________________
                                                      Richard Daddario
                                                Director, Vice President and
                                                         Controller
                                                  (Principal Financial and
                                                    Accounting Officer)
                                                  Signatory and Principal

Date: May 15, 2002