Form 10-Q
period 2002-06-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2002-08-14
CIK 835357

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

                 For the quarterly period ended June 30, 2002

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of June 30, 2002, there were 6,021 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

                               -----------------

================================================================================

                    MONY LIFE INSURANCE COMPANY OF AMERICA

           INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I  FINANCIAL INFORMATION

Item 1: Unaudited interim condensed balance sheets as of June 30, 2002 and
        December 31, 2001.......................................................   3

        Unaudited interim condensed statements of income and comprehensive
        income for the three-month periods ended June 30, 2002 and 2001.........   4

        Unaudited interim condensed statements of income and comprehensive
        income for the six-month periods ended June 30, 2002 and 2001...........   5

        Unaudited interim condensed statement of changes in shareholder's equity
        for the six-month period ended June 30, 2002............................   6

        Unaudited interim condensed statements of cash flows for the six-month
        periods ended June 30, 2002 and 2001....................................   7

        Notes to unaudited interim condensed financial statements...............   8

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................  11

Item 3: Quantitative and Qualitative Disclosures About Market Risk..............  22

PART II  OTHER INFORMATION

Item 1: Legal Proceedings.......................................................  23

SIGNATURES...................................................................... S-1

Forward-Looking Statements

   The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions, and the following: venture capital gains or losses could differ significantly from our assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than the Company has assumed and there could be significant write-offs of intangible assets if there are further major movements in the equity markets; the value of our overall investment portfolio could fluctuate significantly as a result of additional major changes in the equity and debt markets generally; actual death claims experience could differ significantly from our mortality assumptions; we may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from our assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect our earnings; we could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than we anticipate; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company's products and the Company's net income after tax; the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 1:

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                  UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                      June 30, 2002 and December 31, 2001

                                                                June 30, December 31,
                                                                  2002       2001
                                                                -------- ------------
                                                                   ($ in millions)
                            ASSETS
Investments:
   Fixed maturity securities available-for-sale, at fair value. $1,321.2   $1,220.9
   Mortgage loans on real estate...............................    147.8      132.8
   Policy loans................................................     78.4       71.6
   Other invested assets.......................................     26.1       22.4
                                                                --------   --------
                                                                 1,573.5    1,447.7
                                                                --------   --------
Cash and cash equivalents......................................    113.1      102.6
Accrued investment income......................................     24.3       22.3
Amounts due from reinsurers....................................     34.8       34.8
Deferred policy acquisition costs..............................    596.7      564.6
Current federal income taxes receivable........................     49.2       24.9
Other assets...................................................      6.9       18.1
Separate account assets........................................  3,237.6    3,589.0
                                                                --------   --------
       Total assets............................................ $5,636.1   $5,804.0
                                                                ========   ========

             LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits......................................... $  170.4   $  156.8
Policyholders' account balances................................  1,336.6    1,269.5
Other policyholders' liabilities...............................     75.3       77.2
Accounts payable and other liabilities.........................     48.6       94.9
Demand note payable to affiliate (Note 5)......................    121.0         --
Note payable to affiliate (Note 6).............................     43.4       44.6
Deferred federal income taxes..................................    109.4       85.0
Separate account liabilities...................................  3,237.6    3,589.0
                                                                --------   --------
       Total liabilities....................................... $5,142.3   $5,317.0
                                                                ========   ========
Commitments and contingencies (Note 4)
Common stock $1.00 par-value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding............................. $    2.5   $    2.5
Capital in excess of par.......................................    349.6      349.7
Retained earnings..............................................    131.9      130.1
Accumulated other comprehensive income.........................      9.8        4.7
                                                                --------   --------
       Total shareholder's equity..............................    493.8      487.0
                                                                --------   --------
       Total liabilities and shareholder's equity.............. $5,636.1   $5,804.0
                                                                ========   ========

  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

   UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               Three-month Periods Ended June 30, 2002 and 2001

                                                              2002    2001
                                                             -----   -----
                                                             ($ in millions)
      Revenues:
      Universal life and investment-type product policy fees $41.0   $36.3
      Premiums..............................................  22.1    13.8
      Net investment income.................................  25.3    22.2
      Net realized (losses)/gains on investments............  (2.5)    4.0
      Other income..........................................   3.4     2.2
                                                             -----   -----
      Total revenues........................................  89.3    78.5
                                                             -----   -----
      Benefits and Expenses:
      Benefits to policyholders.............................  34.5    20.6
      Interest credited to policyholders' account balances..  17.6    15.6
      Amortization of deferred policy acquisition costs.....  19.3    14.1
      Other operating costs and expenses....................  27.2    18.4
                                                             -----   -----
      Total benefits and expenses...........................  98.6    68.7
                                                             -----   -----
      (Loss)/income before income taxes.....................  (9.3)    9.8
      Income tax (benefit) expense..........................  (3.0)    2.7
                                                             -----   -----
      Net (loss)/income.....................................  (6.3)    7.1
      Other comprehensive income/(loss), net................   8.5    (3.6)
                                                             -----   -----
      Comprehensive income.................................. $ 2.2   $ 3.5
                                                             =====   =====



  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

   UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                Six-month Periods Ended June 30, 2002 and 2001

                                                             2002     2001
                                                            ------   ------
                                                            ($ in millions)
     Revenues:
     Universal life and investment-type product policy fees $ 77.3   $ 76.4
     Premiums..............................................   41.0     26.3
     Net investment income.................................   51.6     46.1
     Net realized (losses)/gains on investments............   (2.2)     5.7
     Other income..........................................    7.5      5.1
                                                            ------   ------
     Total revenues........................................  175.2    159.6
                                                            ------   ------
     Benefits and Expenses:
     Benefits to policyholders.............................   60.3     45.6
     Interest credited to policyholders' account balances..   35.1     32.1
     Amortization of deferred policy acquisition costs.....   33.5     24.7
     Other operating costs and expenses....................   43.5     46.6
                                                            ------   ------
     Total benefits and expenses...........................  172.4    149.0
                                                            ------   ------
     Income before income taxes............................    2.8     10.6
     Income tax expense....................................    1.0      2.9
                                                            ------   ------
     Net income............................................    1.8      7.7
     Other comprehensive income, net.......................    5.1      1.9
                                                            ------   ------
     Comprehensive income.................................. $  6.9   $  9.6
                                                            ======   ======


  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                      OF CHANGES IN SHAREHOLDER'S EQUITY
                     Six-month Period Ended June 30, 2002

                                                               Accumulated
                                            Capital               Other         Total
                                    Common In Excess Retained Comprehensive Shareholder's
                                    Stock   of Par   Earnings Income/(Loss)    Equity
                                    ------ --------- -------- ------------- -------------
Balance, December 31, 2001.........  $2.5   $349.7    $130.1      $4.7         $487.0
Dividend...........................           (0.1)                              (0.1)
Comprehensive income:
   Net income......................                      1.8                      1.8
   Other comprehensive income(1)...                                5.1            5.1
                                                                               ------
     Comprehensive income..........                                               6.9
                                     ----   ------    ------      ----         ------
Balance, June 30, 2002.............  $2.5   $349.6    $131.9      $9.8         $493.8
                                     ====   ======    ======      ====         ======

----------
(1)Represents unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes.



  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

             UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
                Six-month Periods Ended June 30, 2002 and 2001

                                                                                       2002     2001
                                                                                     -------  -------
                                                                                      ($ in millions)
Net cash (used in)/provided by operating activities................................. $ (72.4) $  36.0
Cash flows from investing activities:
Sales, maturities or repayments of:
   Fixed maturities.................................................................   121.4    126.6
   Mortgage loans on real estate....................................................     8.6     36.5
   Other invested assets............................................................     0.4      0.0
Acquisitions of investments:
   Fixed maturities.................................................................  (202.4)  (180.5)
   Equity securities................................................................    (1.1)    (0.2)
   Mortgage loans on real estate....................................................   (23.8)   (31.1)
   Other invested assets............................................................     0.0     (2.8)
   Policy loans, net................................................................    (6.8)    (3.4)
                                                                                     -------  -------
Net cash used in investing activities............................................... $(103.7) $ (54.9)
                                                                                     -------  -------
Cash flows from financing activities:
Demand note payable to affiliate....................................................   121.0      0.0
Repayment of note payable to affiliate..............................................    (1.2)    (1.1)
Receipts from annuity and universal life policies credited to policyholders' account
  balances..........................................................................   382.7    427.4
Return of policyholders' account balances on annuity and universal life policies(1).  (315.9)  (388.7)
Capital contribution................................................................     0.0     50.0
                                                                                     -------  -------
Net cash provided by financing activities...........................................   186.6     87.6
                                                                                     -------  -------
Net increase in cash and cash equivalents...........................................    10.5     68.7
Cash and cash equivalents, beginning of period......................................   102.6    104.8
                                                                                     -------  -------
Cash and cash equivalents, end of period............................................ $ 113.1  $ 173.5
                                                                                     =======  =======

----------
(1)Includes exchanges to a new FPVA product series.


  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. Organization and Description of Business

   MONY Life Insurance Company of America (the "Company" or "MLOA"), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998 (the "Demutualization"). MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC ("MONY Holdings"), a downstream holding company formed by The MONY Group, Inc. (the "MONY Group") on February 27, 2002. On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings.

   The Company's primary business is to provide term life insurance, variable life insurance, variable and fixed annuities, universal life insurance, group universal life insurance and corporate-owned and bank-owned life insurance ("COLI/BOLI") to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force and complementary distribution channels. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

2. Basis of Presentation

   The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 which are presented in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three-month period ending June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

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

   At June 30, 2002, the Company had commitments to issue $0.8 million fixed and floating rate commercial mortgages ranging from 4.5% to 7.7%, and $2.7 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans ranging from approximately 6.75% to 7.42%.

5. Demand Note Payable to Affiliate

   On June 26, 2002, the company borrowed $121.0 million from the MONY Group in exchange for a note payable in the same amount. The note bears interest at a floating rate equal to Federal Funds Rate +0.15% per annum and is payable on demand. Interest is payable quarterly to the MONY Group. The carrying value of the note as of June 30, 2002 is $121.0 million.

6. Note Payable to Affiliate

   On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of June 30, 2002 is $43.4 million.

7. Intercompany Reinsurance Agreements

   The Company entered into a modified coinsurance agreement ("MODCO") with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure

                    MONY LIFE INSURANCE COMPANY OF AMERICA

90% of all level term life insurance policies written by USFL after January 1, 1999. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. The Company amended that agreement effective January 1, 2000 to add all other term life policies and all universal life policies written by USFL on or after January 1, 2000. Effective April 1, 2001, the Company amended that agreement to add a new series of term life insurance policies issued by USFL. At June 30, 2002 the Company recorded a payable of $8.3 million to USFL in connection with this agreement, which is included in Accounts Payable and Other Liabilities in the balance sheet.

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

8. New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This statement provides specific guidance for testing the impairment of goodwill and intangible assets. This statement is effective for fiscal years beginning after December 15, 2001. This statement should not have any material effect on the financial position or earnings of the Company.

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

9. Reorganization and Other Charges

   During 2001, the Company recorded charges aggregating approximately $20.7 million on a pre-tax basis, approximately $14.8 million of which represented "Reorganization Charges" taken in connection with the Company's reorganization of certain of its lines of business. These charges consisted of severance for terminated employees, losses relating to the abandonment of leased office space and certain information technology related assets. Of these reorganization charges, approximately $1.4 million met the definition of "restructuring charges" as defined by Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The liability relating to the aforementioned restructuring charges at June 30, 2002 and December 31, 2001 was $1.1 million and $1.4 million, respectively.

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

Summary of Financial Results

   The following table presents the Company's results of operations for the three and six-month periods ended June 30, 2002 and 2001.

                                                      For the        For the
                                                    Three-month     Six-month
                                                    Periods Ended Periods Ended
                                                      June 30,       June 30,
                                                    ------------  --------------
                                                     2002   2001   2002    2001
                                                    -----   ----- ------  ------
                                                          ($ in millions)
 Revenues:
 Universal life and investment-type product policy
   fees............................................ $41.0   $36.3 $ 77.3  $ 76.4
 Premiums..........................................  22.1    13.8   41.0    26.3
 Net investment income.............................  25.3    22.2   51.6    46.1
 Net realized (losses)/gains on investments........  (2.5)    4.0   (2.2)    5.7
 Other income......................................   3.4     2.2    7.5     5.1
                                                    -----   ----- ------  ------
    Total revenues................................. $89.3   $78.5 $175.2  $159.6
                                                    -----   ----- ------  ------
 Benefits and expenses:
 Benefits to policyholders.........................  34.5    20.6   60.3    45.6
 Interest credited to policyholders' account
   balances........................................  17.6    15.6   35.1    32.1
 Amortization of deferred policy acquisition costs.  19.3    14.1   33.5    24.7
 Other operating costs and expenses................  27.2    18.4   43.5    46.6
                                                    -----   ----- ------  ------
    Total benefits and expenses....................  98.6    68.7  172.4   149.0
                                                    -----   ----- ------  ------
 (Loss)/income before income taxes................. $(9.3)  $ 9.8 $  2.8  $ 10.6
                                                    =====   ===== ======  ======

For the Three-Month Period Ended June 30, 2002 Compared to the Three-Month Period Ended June 30, 2001

  Policy Fees -

   Universal life ("UL") and investment-type product fees were $41.0 million for the three-month period ended June 30, 2002, an increase of $4.7 million, or 11.4%, from $36.3 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

   Variable Universal Life ("VUL") product fees were $16.8 million for the three-month period ended June 30, 2002, an increase of $4.4 million from $12.4 million in the comparable prior period. The increase in VUL fees was due primarily to the increase in new sales of such business. The increase in VUL fees was partially offset by decreased fees of approximately $0.9 million on UL and Guaranteed Universal Life ("GUL") products.

   The Company, under its amended modified coinsurance agreement ("MODCO") treaty with USFL, assumed $1.7 million of UL business for the three-month period ended June 30, 2002, an increase of $3.0 million from $1.3 million of UL business and term life insurance ceded for the three-month period ended
June 30, 2001.

   Flexible premium variable annuity ("FPVA") product fees were $11.1 million for the three-month period ended June 30, 2002, a decrease of $1.8 million from $12.9 million reported in the comparable prior period. The decrease was primarily attributable to lower mortality and expense charges of $1.1 million and a $0.2 million decrease in surrender charges on the FPVA product. The decrease in mortality and expense charges was due to lower fund balances in the separate accounts. The decrease in FPVA surrender charges was due to the positive efforts of the Company's conservation program coupled with other measures designed to improve persistency.

  Premiums -

   Premium revenue was $22.1 million for the three-month period ended June 30, 2002, an increase of $8.3 million, or 60.1%, from $13.8 million reported in the comparable prior year period. The increase was primarily the result of: (i) the MODCO treaty between USFL and the Company, contributing $15.3 million in assumed premiums, a $5.9 million increase from $9.4 million in assumed premiums for the comparable prior year period (See Note 7 in the Unaudited Interim Condensed Financial Statements), (ii) individual annuity premiums of $2.1 million, a $1.5 million increase from $0.7 million reported in the prior comparable period, and (iii) new and renewal direct premiums on Individual Life of approximately $4.6 million, net of reinsurance, a $0.6 million increase from $4.5 million reported for the comparable prior year period.

  Net Investment Income and Realized Gains on Investments -

   Net investment income was $25.3 million for the three-month period ended June 30, 2002, an increase of $3.1 million, or 14.0%, from $22.2 million reported in the comparable prior year period. The increase was primarily related to an increase in the average balance of invested assets.

   Net realized losses on investments were $2.5 million for the three-month period ended June 30, 2002, a decrease of $6.5 million or 162.5%, from a net realized gain of $4.0 million reported in the comparable prior year period. The following table sets forth the components of net realized (losses)/gains by investment category for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001.

                                                                     For the
                                                                   Three-month
                                                                  Period Ended
                                                                    June 30,
                                                                  ------------
                                                                   2002   2001
                                                                  -----  -----
Fixed maturities................................................. $(1.8) $ 4.2
Mortgage loans...................................................  (0.2)  (0.2)
Other invested assets............................................  (0.5)  (0.0)
                                                                  -----  -----
                                                                  $(2.5) $ 4.0
                                                                  =====  =====

  Other Income -

   Other income was $3.4 million for the three-month period ended June 30, 2002, an increase of $1.2 million, or 54.5%, from $2.2 million reported in the comparable prior year period. The increase related primarily to an increase in supplementary contract sales.

  Benefits to Policyholders -

   Benefits to policyholders were $34.5 million for the three-month period ended June 30, 2002, an increase of $13.9 million, or 67.5%, from $20.6 million reported in the comparable prior year period. The increase is primarily due to: (i) an increase in benefits on UL products an $8.4 million increase from the comparable prior period as a result of poor mortality, (ii) higher supplemental contract and individual annuity reserves of $5.8 million, a $3.7 million increase from the comparable prior year period, and (iii) higher FPVA benefits of $1.6 million. The increased reserves were attributable to higher sales of accumulation products, while the higher death benefits are due to a decline in average assets under management.

  Interest Credited to Policyholders' Account Balances -

   Interest credited to policyholders' account balances was $17.6 million for the three-month period ended June 30, 2002, an increase of $2.0 million, or 12.8%, from $15.6 million reported in the comparable prior year period. This was due primarily to higher interest crediting of $1.8 million on FPVA due to an increase in general account funds, offset by decreases in single premium deferred annuities ("SPDA") and certificates of annuity ("COA"). SPDA and COA interest crediting declined due to the continued runoff of these products.

  Amortization of Deferred Policy Acquisition Costs -

   Amortization of deferred policy acquisition costs ("DPAC") was $19.3 million for the three-month period ended June 30, 2002, an increase of $5.2 million, or 36.9%, from $14.1 million reported in the comparable prior year period. The increase was primarily due to: (i) higher amortization of $3.8 million on FPVA resulting from an adjustment to the future expected profitability assumptions on the product, and (ii) higher amortization on VUL and corporate sponsored variable universal life ("CSVUL") of $2.6 million and $1.1 million, respectively, due to the growth in these businesses offset primarily by, (iii) lower amortization on UL and individual life ("IL") of $1.4 million and $0.8 million, respectively, due to the continued run-off of these businesses.

  Other Operating Costs and Expenses -

   Other operating costs and expenses were $27.2 million for the three-month period ended June 30, 2002, an increase of $8.8 million, or 47.8%, from $18.4 million reported in the comparable prior year period. The increase was primarily due to an increase in non-dacable expenses for the USFL MODCO treaty coupled with higher reinsurance allowances and overhead expenses.

For the Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period Ended June 30, 2001

  Policy Fees -

   UL and investment-type product fees were $77.3 million for the six-month period ended June 30, 2002, an increase of $0.9 million, or 1.2%, from $76.4 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

   VUL product fees were $29.6 million for the six-month period ended June 30, 2002, an increase of $6.5 million from $23.1 million reported in the comparable prior year period. The increase in fees was primarily due to higher charges for cost of insurance, administrative charges, and unearned revenue (amounts assigned to the policyholders for future services) of $2.3 million, $1.2 million and $3.3 million, respectively. The higher charges are the result of an increase in the VUL block of business. The increase in VUL fees was partially offset by a $2.2 million decrease in UL and GUL fees as these businesses continue to run-off.

   FPVA product fees were $21.6 million for the six-month period ended June 30, 2002, a decrease of $4.3 million from $25.9 million reported in the comparable prior year period. The decrease in FPVA, net of reinsurance, was primarily due to lower mortality and expense charges of $3.0 million and a $1.1 million decrease in surrender charges. The decline in FPVA mortality and expense charges is due to lower fund balances in the separate accounts, while the decrease in surrender charges reflects the positive efforts of the Company's conservation program and other matters designed to improve persistency.

  Premiums -

   Premium revenue was $41.0 million for the six-month period ended June 30, 2002, an increase of $14.7 million, from $26.3 million reported in the comparable prior year period. The increase was primarily the result of: (i) a $10.5 million increase in premiums assumed under MODCO between USFL, which has been in effect since the third quarter of 1999 (see Note 7 in Unaudited Interim Condensed Financial Statements), (ii) a $2.6 million increase in individual life premiums, and (iii) a $1.5 million increase in sales of individual annuities.

  Net Investment Income and Realized Gains on Investment -

   Net investment income was $51.6 million for the six-month period ended June 30, 2002, an increase of $5.5 million, or 11.9%, from $46.1 million reported in the comparable prior year period. The increase was primarily related to an increase in the average balance of invested assets.

   Net realized losses on investments were $2.2 million for the six-month period ended June 30, 2002, a decrease of $7.9 million, from net realized gains of $5.7 million reported in the comparable prior year period. The following table sets forth the components of net realized (losses)/gains by investment category for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001.

                                               For the
                                              Six-month
                                            Period Ended
                                              June 30,
                                            ------------
                                             2002   2001
                                            -----  -----
                      Fixed maturities..... $(1.0) $ 4.8
                      Mortgage loans.......  (0.1)   1.0
                      Other invested assets  (1.1)  (0.1)
                                            -----  -----
                                            $(2.2) $ 5.7
                                            =====  =====

  Other Income -

   Other income was $7.5 million for the six-month period ended June 30, 2002, an increase of $2.4 million, or 47.1%, as compared to $5.1 million in the comparable prior year period. The increase was due to increased sales of supplementary contracts.

  Benefits to Policyholders -

   Benefits to policyholders were $60.3 million for the six-month period ended June 30, 2002, an increase of $14.6 million, or 32.2%, from $45.6 million reported in the comparable prior year period. The increase was primarily the result of: (i) higher assumed benefits of $2.9 million from the MODCO reinsurance treaty with USFL due to the increased inforce business, (ii) higher death benefits of $8.1 million on UL as a result of poor mortality, partially offset by lower benefits of $3.1 million on VUL, (iii) a $3.0 million increase in reserves on individual life, (iv) increased supplemental contract and individual annuity reserves of $3.8 million, and (v) higher FPVA benefits of $1.8 million.

  Interest Credited to Policyholders' Account Balances -

   Interest credited to policyholders' account balances was $35.1 million for the six-month period ended June 30, 2002, an increase of $3.0 million, or 9.3%, from $32.1 million reported in the comparable prior year period. The increase was primarily the result of: (i) higher interest crediting of $3.4 million on FPVA due to higher general account fund values, and (ii) an increase in benefits ceded under MODCO of $1.3 million offset by, (iii) decreases in SPDA and COA of $1.0 million due to the continued run off of these products, and
(iv) a decrease on UL of $0.5 million.

  Amortization of Deferred Policy Acquisition Costs -

   Amortization of DPAC was $33.5 million for the six-month period ended June 30, 2002, an increase of $8.8 million, or 35.6%, from $24.7 million reported in the comparable prior year period. The increase was primarily a result of: (i) higher amortization on VUL and CSVUL of $5.1 million and $1.7 million, respectively, due to the growing blocks of business pertaining to these products, and (ii) an increase in amortization on FPVA of $3.2 million due to lower current fund balances and the resulting loss in expected future profitability.

  Other Operating Costs and Expenses -

   Other operating costs and expenses were $43.5 million for the six-month period ended June 30, 2002, a decrease of $3.1 million, or 6.7%, from $46.6 million reported in the comparable year. The decrease was due to higher dacable expenses, partially offset by increased commission expenses and higher reinsurance allowances.

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

   The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at June 30, 2002 and December 31, 2001.

                         Withdrawal Characteristics of
                   Annuity Reserves and Deposit Liabilities

                                                                      Amount at           Amount at
                                                                      June 30,  Percent  December 31, Percent
                                                                        2002    of Total     2001     of Total
                                                                      --------- -------- ------------ --------
                                                                                  ($ in millions)
Not subject to discretionary withdrawal provisions................... $   65.3     2.0%    $   62.5      1.7%
Subject to discretionary withdrawal--with market value adjustment
  or at carrying value less surrender charge.........................  2,846.2    86.9%     3,142.5     88.0%
                                                                      --------   -----     --------    -----
Subtotal.............................................................  2,911.5    88.9%     3,205.0     89.7%
Subject to discretionary withdrawal--without adjustment at carrying
  value..............................................................    364.6    11.1%       367.5     10.3%
                                                                      --------   -----     --------    -----
Total annuity reserves and deposit liabilities (gross of reinsurance) $3,276.1   100.0%    $3,572.5    100.0%
                                                                      ========   =====     ========    =====

   The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                          Surrenders and Withdrawals

                                           For the       For the
                                         Three-month    Six-month
                                        Period Ended  Period Ended
                                          June 30,      June 30,
                                        ------------- -------------
                                         2002   2001   2002   2001
                                        ------ ------ ------ ------
                                              ($ in millions)
            Product Line:
            Variable and universal life $ 10.2 $ 12.6 $ 26.4 $ 37.9
            Annuities(1)...............   99.3   97.0  183.9  208.3
                                        ------ ------ ------ ------
               Total................... $109.5 $109.6 $210.3 $246.2
                                        ====== ====== ====== ======

----------
(1)Excludes approximately $14.7 million and $63.2 million for the three-months ended June 30, 2002 and 2001, respectively, and $29.4 million and $121.0 million for the six-months ended June 30, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

   During the six-month period ended June 30, 2002 the net cash outflow from operations was $72.4 million, a decrease of $108.4 million from June 30, 2001, which had a cash inflow of $36.0 million. The decrease was primarily due to the timing of payments of liabilities. For the six-month period ended June 30, 2002 net cash inflow from financing activities was $186.6 million, an increase of $99.0 million from June 30, 2001, which had a cash outflow of $87.6 million. This increase was primarily due to lower surrenders (as noted in the table above) and funds received pursuant to a demand note payable from affiliate (see
Note 5 to the unaudited interim condensed financial statements). The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of June 30, 2002, the Company had readily marketable fixed maturity securities with a carrying value of $1,321.2 million, which were comprised of $647.6 million of public and $673.6 million of private fixed maturity securities. At that date, approximately 87.2% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at June 30, 2002, the Company had cash and cash equivalents of $113.1 million.

   At June 30, 2002, the Company had commitments outstanding of $2.7 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on the agricultural loans ranging between 6.75% and 7.42%. The Company had commercial mortgage commitments of $0.8 million with interest rates ranging from 4.5% to 7.7%.

   Of the $72.8 million commercial mortgage loans in the Company's investment portfolio at June 30, 2002, $6.1 million, $8.2 million, and $2.4 million are scheduled to mature in 2002, 2003, and 2004, respectively.

   At June 30, 2002, aggregate maturities of long-term debt based on required remaining principal payments for 2002 and the succeeding four years are $1.2 million, $2.6 million, $2.8 million, $3.0 million and $3.2 million, respectively, and $30.6 million thereafter.

   Aggregate contractual debt service payments on the Company's debt at June 30, 2002, for the remainder of 2002 and the succeeding four years are $2.7 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million respectively, and $39.0 million thereafter.

   At June 30, 2002, the adjusted RBC capital ratios of all the Company's insurance subsidiaries were in excess of the minimum capital requirements of the RBC guidelines.

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

                     Investment Results by Asset Category

                                                            As of the Three-month Periods Ended June 30,
                                                      ---------------------------------------------------------
                                                                  2002                         2001
                                                      ---------------------------- ----------------------------
                                                      Net Investment Average Asset Net Investment Average Asset
                                                       Income Yield    Balances     Income Yield    Balances
                                                      -------------- ------------- -------------- -------------
Fixed maturity securities available-for-sale, at fair
  value..............................................       6.8%       $1,244.3          7.1%       $1,035.8
Mortgage loans on real estate........................       7.7           141.3          7.1           104.4
Policy loans.........................................       9.9            76.9          1.7            72.5
Real estate(1) ......................................      (1.1)            5.1          8.6             5.5
Other invested assets................................     (11.1)           17.3          2.8            22.0
Cash and cash equivalents............................       2.2            81.8          4.8           143.7
                                                                       --------                     --------
Total invested assets before investment expenses.....       6.6%       $1,566.7          6.5%       $1,383.9
                                                                       ========                     ========
Investment expenses/other fee income.................      (0.1)                        (0.1)
                                                          -----                         ----
Total invested assets after investment expenses......       6.5%                         6.4%
                                                          =====                         ====

                                                             As of the Six-month Periods Ended June 30,
                                                      ---------------------------------------------------------
                                                                  2002                         2001
                                                      ---------------------------- ----------------------------
                                                      Net Investment Average Asset Net Investment Average Asset
                                                       Income Yield    Balances     Income Yield    Balances
                                                      -------------- ------------- -------------- -------------
Fixed maturity securities available-for-sale, at fair
  value..............................................       6.8%       $1,240.9          7.2%       $1,034.1
Mortgage loans on real estate........................       7.5           140.3          7.1           113.9
Policy loans.........................................       9.5            75.0          5.4            71.1
Real estate(1) ......................................       0.8             5.5          8.5             5.5
Other invested assets................................       3.3            18.8          2.6            19.7
Cash and cash equivalents............................       2.1            86.5          5.3           133.1
                                                                       --------                     --------
Total invested assets before investment expenses.....       6.7%       $1,567.0          6.9%       $1,377.4
                                                                       ========                     ========
Investment expenses/other fee income.................      (0.1)                        (0.2)
                                                          -----                         ----
Total invested assets after investment expenses......       6.6%                         6.7%
                                                          =====                         ====

----------
(1)Real estate investments are reported as "Other invested assets" on the Company's Unaudited Interim Condensed Balance Sheet.

   The yield on general account invested assets (including net realized gains and losses on investments) was 5.8% and 7.3% for the three-month periods ended June 30, 2002 and 2001, respectively and 6.3% and 7.4% for the six-month periods ended June 30, 2002 and 2001, respectively.

Fixed Maturity Securities

   Fixed maturity securities consist of publicly traded and privately placed debt securities and small amounts of preferred stock, and represent 78.3% and 78.7% of total invested assets at June 30, 2002 and December 31, 2001, respectively.

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

               Total Fixed Maturity Securities by Credit Quality

                                 Quarter Ended June 30, 2002 Year Ended December 31, 2001
                                 --------------------------- ---------------------------
 NAIC                            Amortized % of   Estimated  Amortized  % of   Estimated
Rating Rating Agency Equivalent    Cost    Total  Fair Value   Cost     Total  Fair Value
------ ------------------------  --------- -----  ---------- ---------  -----  ----------
             Designation
       ------------------------
                                                     ($ in millions)
  1    Aaa/Aa/A................. $  575.7   45.0%  $  597.0  $  508.2    42.3%  $  521.8
  2    Baa......................    542.0   42.4      560.0     535.6    44.5      543.2
  3    Ba.......................    116.8    9.1      117.8     105.7     8.8      104.1
  4    B........................      6.5    0.5        5.6      19.9     1.7       19.2
  5    Caa and lower............     13.9    1.1       15.6       7.6     0.6        7.6
                                 --------  -----   --------  --------   -----   --------
          Subtotal.............. $1,254.9   98.1%  $1,296.0  $1,177.0    97.9%  $1,195.9
          Preferred stock.......     25.0    1.9       25.2      25.0     2.1       25.0
                                 --------  -----   --------  --------   -----   --------
       Total fixed maturity
         securities............. $1,279.9  100.0%  $1,321.2  $1,202.0   100.0%  $1,220.9
                                 ========  =====   ========  ========   =====   ========

   Of the Company's total portfolio of fixed maturity securities at June 30, 2002, 87.6% were investment grade and 12.4% were below investment grade.

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

   As of June 30, 2002 the fair values of the Company's problem and potential problem fixed maturity securities were $20.0 million and $1.1 million, respectively, which, in the aggregate, represented approximately

1.6% of total fixed maturity securities. As of December 31, 2001, the fair values of the Company's problem and potential problem fixed maturities were $8.7 million and $1.1 million, respectively, which, in the aggregate, represented approximately 0.8% of total fixed maturity securities. In addition, at June 30, 2002 and December 31, 2001 the Company had no fixed maturity securities which have been restructured.

   At June 30, 2002, the Company's largest unaffiliated single concentration of fixed maturity securities was $42.6 million of Federal Home Loan Mortgage Corp. ("FHLMC") fixed maturity securities which represents 2.5% of total invested assets. The largest non-government issuer consists of $20.7 million, which represents approximately 1.2% of total invested assets at June 30, 2002. No other individual non-government issuer represents more than 1.0% of total invested assets.

   The Company held approximately $192.5 million and $212.9 million of mortgage-backed and asset-backed securities as of June 30, 2002 and December 31, 2001, respectively. Of such amounts, $26.5 million and $39.9 million, or 13.8% and 18.8%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by the Federal National Mortgage Association ("FNMA"), the FHLMC, and the Government National Mortgage Association ("GNMA"). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 2002 and December 31, 2001, 74.9% and 76.5%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation
1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

   The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                     Mortgage and Asset-Backed Securities

                                                            As of      As of
                                                           June 30, December 31,
                                                             2002       2001
                                                           -------- ------------
                                                              ($ in millions)
CMOs......................................................  $ 57.8     $ 77.9
Asset-backed securities...................................   125.9      126.1
Commercial MBSs...........................................     8.8        8.7
Pass-through securities...................................     0.0        0.2
                                                            ------     ------
Total MBSs and asset-backed securities....................  $192.5     $212.9
                                                            ======     ======

   The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of June 30, 2002 and December 31, 2001 are as follows:

            Fixed Maturity Securities by Contractual Maturity Dates

                                    As of June 30, 2002  As of December 31, 2001
                                    -------------------- -----------------------
                                    Amortized Estimated  Amortized   Estimated
                                      Cost    Fair Value   Cost      Fair Value
                                    --------- ---------- ---------   ----------
                                                 ($ in millions)
Due in one year or less............ $   24.5   $   24.8  $   37.1     $   37.7
Due after one year through five
  years............................    428.8      445.6     358.7        369.4
Due after five years through ten
  years............................    557.0      573.8     512.2        514.1
Due after ten years................     82.1       84.5      86.0         86.8
                                    --------   --------  --------     --------
   Subtotal........................ $1,092.4   $1,128.7  $  994.0     $1,008.0
Mortgage-backed and other
  asset-backed securities..........    187.5      192.5     208.0        212.9
                                    --------   --------  --------     --------
   Total........................... $1,279.9   $1,321.2  $1,202.0     $1,220.9
                                    ========   ========  ========     ========

Mortgage Loans

   Mortgage loans comprised 8.8% and 8.6% of total invested assets as of June 30, 2002 and December 31, 2001, respectively. Mortgage loans consist of commercial and agricultural loans. As of June 30, 2002 and December 31, 2001, commercial mortgage loans comprised $72.8 million and $60.6 million or 49.3% and 45.6% of total mortgage loan investments, respectively. Agricultural loans comprised $75.0 million and $72.2 million, or 50.7% and 54.4% of total mortgage loan investments at June 30, 2002 and December 31, 2001, respectively.

Commercial Mortgage Loans

   For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $17.8 million and represented 1.1% of general account invested assets as of June 30, 2002. No other mortgage loan represents more than 0.9% of invested assets. Total mortgage loans to the five largest borrowers accounted in the aggregate for 78.9% of the total carrying value of the commercial loan portfolio and less than 3.5% of total invested assets at June 30, 2002.

   The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              Commercial Mortgage Loan Portfolio Maturity Profile

                                                 As of           As of
                                               June 30,      December 31,
                                                 2002            2001
                                            --------------  --------------
                                            Carrying % of   Carrying % of
                                             Value   Total   Value   Total
                                            -------- -----  -------- -----
                                                    ($ in millions)
     Due in one year or less...............  $ 6.1     8.4%  $ 6.2    10.2%
     Due after one year through five years.   13.7    18.9     8.0    13.2
     Due after five years through ten years   40.4    55.5    33.8    55.8
     Due after ten years...................   12.6    17.2    12.6    20.8
                                             -----   -----   -----   -----
        Total..............................  $72.8   100.0%  $60.6   100.0%
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

   The carrying value of commercial mortgage loans at June 30, 2002 was $72.8 million. There are currently no valuation allowances netted against the carrying value, however, there can be no assurance that future valuation allowances will not be necessary. Any such valuation allowances may have a material adverse effect on the Company's financial position and results of operations.

   At June 30, 2002, the carrying value of restructured loans was $3.1 million. There were no problem or potential problem loans at June 30, 2002.

   In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2002 and December 31, 2001 such reserves were $0.9 million and $0.7 million, respectively.

Agricultural Mortgage Loans

  Problem, Potential Problem and Restructured Agricultural Mortgages

   The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages at June 30, 2002 and December 31, 2001 were $2.6 million and $2.2 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $0.4 million and $0.9 million at June 30, 2002 and December 31, 2001, respectively, and there were mortgage loans in the process of foreclosure of $0.0 million and $0.5 million at such dates.

   In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of June 30, 2002 and December 31, 2001, such reserves were $0.7 million and $0.7 million, respectively.

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

 Cumulative Impairment Adjustments and Provisions For Valuation Allowances on
                                  Investments

                        As of June 30, 2002        As of December 31, 2001
                    ---------------------------- ----------------------------
                    Impairment  Valuation        Impairment  Valuation
                    Adjustments Allowances Total Adjustments Allowances Total
                    ----------- ---------- ----- ----------- ---------- -----
   Fixed maturities    $5.7        $0.0    $5.7     $3.5        $0.0    $3.5
   Mortgages.......     0.0         1.6     1.6      0.0         1.4     1.4
   Real estate.....     1.0         1.1     2.1      1.0         0.4     1.4
                       ----        ----    ----     ----        ----    ----
      Total........    $6.7        $2.7    $9.4     $4.5        $1.8    $6.3
                       ====        ====    ====     ====        ====    ====

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   Refer to the Company's 2001 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 2002 is not materially different from that presented in the Company's 2001 Annual Report on Form 10-K at December 31, 2001.

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

                                              MONY LIFE INSURANCE COMPANY OF
                                                AMERICA

                                              By:     /s/  RICHARD DADDARIO
                                                  -----------------------------
                                                        Richard Daddario
                                                  Director, Vice President and
                                                           Controller
                                                    (Principal Financial and
                                                       Accounting Officer)
                                                     Signatory and Principal
Date: August 14, 2002