Form 10-Q/A
period 2002-06-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2002-11-12
CIK 835357

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

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

Explanatory Note:

   The purpose of this amendment is to include as exhibits to the Company's Form 10-Q for the quarterly period ended June 30, 2002 (the "Original Form 10-Q") the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the Original Form 10-Q. The filing of these certifications is effected by adding a new Item 6--Exhibits and Reports on 8-K--under Part II--Other Information--and appending the certifications as exhibits to this Amendment.

   Except for this addition of a new Part II, Item 6 and Exhibits 99.1 and 99.2, the Original Filing remains unchanged.

                           PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on 8-K

   (a) Exhibits

    99.1 Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on 8-K

      None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MONY LIFE INSURANCE COMPANY OF
                                                AMERICA

                                              By:     /s/  RICHARD DADDARIO
                                                  -----------------------------
                                                        Richard Daddario
                                                  Vice President and Controller
                                                    (Authorized Signatory and
                                                  Principal Financial Officer)
Date: November 12, 2002