Form 10-Q
period 2002-09-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2002-11-14
CIK 835357

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

               For the quarterly period ended September 30, 2002

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of September 30, 2002, there were 6,480 holders of the Registrant's guaranteed interest account with market value adjustment contracts.

                               -----------------

================================================================================

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I  FINANCIAL INFORMATION

Item 1: Financial Statements

        Unaudited interim condensed balance sheets as of September 30, 2002 and
        December 31, 2001.......................................................   3

        Unaudited interim condensed statements of income and comprehensive
        income for the three-month periods ended September 30, 2002 and 2001....   4

        Unaudited interim condensed statements of income and comprehensive
        income for the nine-month periods ended September 30, 2002 and 2001.....   5

        Unaudited interim condensed statement of changes in shareholder's equity
        for the nine-month period ended September 30, 2002......................   6

        Unaudited interim condensed statements of cash flows for the nine-month
        periods ended September 30, 2002 and 2001...............................   7

        Notes to unaudited interim condensed financial statements...............   8

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations...........................................................  12

Item 3: Quantitative and Qualitative Disclosures About Market Risk..............  26

Item 4: Controls and Procedures.................................................  26

PART II  OTHER INFORMATION

Item 1: Legal Proceedings.......................................................  27

Item 6: Exhibits and Reports on Form 8-K........................................  27

SIGNATURES......................................................................  28

CERTIFICATIONS..................................................................  29

Forward-Looking Statements

   The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: we could have further venture capital losses; we could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; we could have to write off investments in certain securities if the issuers' financial condition deteriorates; actual death-claim experience could differ from our mortality assumptions; the Company may not achieve anticipated levels of operational efficiency and cost-savings initiatives; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than we anticipate could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company's products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 1:  FINANCIAL STATEMENTS

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                  UNAUDITED INTERIM CONDENSED BALANCE SHEETS
                As of September 30, 2002 and December 31, 2001

                                                                September 30, December 31,
                                                                    2002          2001
                                                                ------------- ------------
                                                                     ($ in millions)
                            ASSETS
Investments:
   Fixed maturity securities available-for-sale, at fair value.   $1,493.3      $1,220.9
   Equity securities available-for-sale, at fair value.........        5.2           4.6
   Mortgage loans on real estate...............................      290.9         132.8
   Policy loans................................................       78.6          71.6
   Other invested assets.......................................       18.2          17.8
                                                                  --------      --------
                                                                   1,886.2       1,447.7
                                                                  --------      --------
Cash and cash equivalents......................................       50.6         102.6
Accrued investment income......................................       32.0          22.3
Amounts due from reinsurers....................................       34.6          34.8
Deferred policy acquisition costs..............................      582.6         564.6
Current federal income taxes receivable........................       65.7          24.9
Other assets...................................................        1.2          18.1
Separate account assets........................................    2,812.4       3,589.0
                                                                  --------      --------
       Total assets............................................   $5,465.3      $5,804.0
                                                                  ========      ========

             LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits.........................................   $  174.9      $  156.8
Policyholders' account balances................................    1,486.3       1,269.5
Other policyholders' liabilities...............................       74.8          77.2
Accounts payable and other liabilities.........................       53.6          94.9
Demand note payable to affiliate (Note 5)......................      121.0            --
Note payable to affiliate (Note 6).............................       42.7          44.6
Deferred federal income taxes..................................      127.6          85.0
Separate account liabilities...................................    2,812.4       3,589.0
                                                                  --------      --------
       Total liabilities.......................................   $4,893.3      $5,317.0
                                                                  ========      ========
Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5,000,000 shares authorized,
  2,500,000 issued and outstanding.............................   $    2.5      $    2.5
Capital in excess of par.......................................      424.7         349.7
Retained earnings..............................................      127.7         130.1
Accumulated other comprehensive income.........................       17.1           4.7
                                                                  --------      --------
       Total shareholder's equity..............................      572.0         487.0
                                                                  --------      --------
       Total liabilities and shareholder's equity..............   $5,465.3      $5,804.0
                                                                  ========      ========

  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

   UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         For the Three-month Periods Ended September 30, 2002 and 2001

                                                              2002    2001
                                                             ------   -----
                                                             ($ in millions)
      Revenues:
      Universal life and investment-type product policy fees $ 42.0   $39.0
      Premiums..............................................   22.0    14.9
      Net investment income.................................   27.7    25.8
      Net realized (losses)/gains on investments............   (0.9)    2.2
      Other income..........................................    3.6     2.5
                                                             ------   -----
      Total revenues........................................   94.4    84.4
                                                             ------   -----
      Benefits and Expenses:
      Benefits to policyholders.............................   30.7    22.0
      Interest credited to policyholders' account balances..   18.7    17.5
      Amortization of deferred policy acquisition costs.....   29.4    10.2
      Other operating costs and expenses....................   22.2    27.0
                                                             ------   -----
      Total benefits and expenses...........................  101.0    76.7
                                                             ------   -----
      (Loss)/income before income taxes.....................   (6.6)    7.7
      Income tax (benefit)/expense..........................   (2.3)    3.2
                                                             ------   -----
      Net (loss)/income.....................................   (4.3)    4.5
      Other comprehensive income, net.......................    7.4     7.0
                                                             ------   -----
      Comprehensive income.................................. $  3.1   $11.5
                                                             ======   =====




  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

               UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
         For the Nine-month Periods Ended September 30, 2002 and 2001

                                                             2002     2001
                                                            ------   ------
                                                            ($ in millions)
     Revenues:
     Universal life and investment-type product policy fees $119.2   $115.4
     Premiums..............................................   63.0     41.2
     Net investment income.................................   79.3     71.9
     Net realized (losses)/gains on investments............   (3.1)     7.9
     Other income..........................................   11.1      7.6
                                                            ------   ------
     Total revenues........................................  269.5    244.0
                                                            ------   ------
     Benefits and Expenses:
     Benefits to policyholders.............................   91.0     67.6
     Interest credited to policyholders' account balances..   53.7     49.6
     Amortization of deferred policy acquisition costs.....   62.9     34.8
     Other operating costs and expenses....................   65.6     73.6
                                                            ------   ------
     Total benefits and expenses...........................  273.2    225.6
                                                            ------   ------
     (Loss)/income before income taxes.....................   (3.7)    18.4
     Income tax (benefit)/expense..........................   (1.3)     6.1
                                                            ------   ------
     Net (loss)/income.....................................   (2.4)    12.3
     Other comprehensive income, net.......................   12.4      8.9
                                                            ------   ------
     Comprehensive income.................................. $ 10.0   $ 21.2
                                                            ======   ======




  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                     UNAUDITED INTERIM CONDENSED STATEMENT
                      OF CHANGES IN SHAREHOLDER'S EQUITY
              For the Nine-month Period Ended September 30, 2002

                                          Capital           Accumulated
                                            In                 Other         Total
                                   Common Excess  Retained Comprehensive Shareholder's
                                   Stock  of Par  Earnings    Income        Equity
                                   ------ ------- -------- ------------- -------------
Balance, December 31, 2001........  $2.5  $349.7   $130.1      $ 4.7        $487.0
Capital contribution..............          75.0                              75.0
Comprehensive income:
   Net loss.......................                   (2.4)                    (2.4)
   Other comprehensive income (1).                              12.4          12.4
                                                                            ------
       Comprehensive income.......                                            10.0
                                                                            ------
Balance, September 30, 2002.......  $2.5  $424.7   $127.7      $17.1        $572.0
                                    ====  ======   ======      =====        ======

----------
(1)Represents unrealized gains on investments, net of unrealized losses, reclassification adjustments and taxes.


  See accompanying notes to unaudited interim condensed financial statements.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

             UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
         For the Nine-month Periods Ended September 30, 2002 and 2001

                                                                                       2002     2001
                                                                                     -------  -------
                                                                                      ($ in millions)
Net cash used in operating activities............................................... $ (87.6) $ (49.9)
Cash flows from investing activities:
Sales, maturities or repayments of:
   Fixed maturity securities........................................................   205.1    255.5
   Equity securities................................................................      --      0.1
   Mortgage loans on real estate....................................................    20.4     41.2
   Other invested assets............................................................     0.4       --
Acquisitions of investments:
   Fixed maturity securities........................................................  (410.8)  (291.8)
   Equity securities................................................................    (1.1)    (3.4)
   Mortgage loans on real estate....................................................  (180.0)   (57.2)
   Other invested assets............................................................    (0.3)    (3.0)
   Policy loans, net................................................................    (7.0)    (0.7)
                                                                                     -------  -------
Net cash used in investing activities...............................................  (373.3)   (59.3)
                                                                                     -------  -------
Cash flows from financing activities:
Demand note payable to affiliate....................................................   121.0       --
Repayment of note to affiliate......................................................    (1.8)    (1.7)
Receipts from annuity and universal life policies credited to policyholders' account
  balances (1)......................................................................   632.7    624.5
Return of policyholders' account balances on annuity and universal life policies (1)  (418.0)  (547.4)
Capital contribution................................................................    75.0     50.0
                                                                                     -------  -------
Net cash provided by financing activities...........................................   408.9    125.4
                                                                                     -------  -------
Net (decrease)/increase in cash and cash equivalents................................   (52.0)    16.2
Cash and cash equivalents, beginning of period......................................   102.6    104.8
                                                                                     -------  -------
Cash and cash equivalents, end of period............................................ $  50.6  $ 121.0
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

                    MONY LIFE INSURANCE COMPANY OF AMERICA

           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. Organization and Description of Business

   MONY Life Insurance Company of America (the "Company" or "MLOA"), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company ("MONY Life"), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998. MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC. ("MONY Holdings"), a downstream holding company formed by The MONY Group Inc. (the "MONY Group") on February 27, 2002. On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings.

   The Company's primary business is to provide whole life insurance, term life insurance, variable life insurance, variable and fixed annuities, universal life insurance, group universal life insurance and corporate-owned and bank-owned life insurance ("COLI/BOLI") to business owners, growing families, and pre-retirees. The Company's insurance and financial products are marketed and distributed directly to individuals primarily through MONY Life's career agency sales force and complementary distribution channels. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

2. Basis of Presentation

   The accompanying interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company's financial statements include those used in determining: (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and impairment writedowns for other invested assets, and (iv) litigation contingencies and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

3. Federal Income Taxes

   Federal income taxes for interim periods have been computed using an estimated annual effective tax rate.

4. Commitments and Contingencies

   Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (e.g., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts and, if they were to succeed at trial, the equitable remedies they seek could result in significant expense to MONY Life and MLOA. MONY Life and MLOA have denied any wrongdoing and has asserted numerous affirmative defenses.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

   On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

   On October 21, 1997, the New York State Supreme Court granted MONY Life's and MLOA's motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On August 9, 2001, the New York State Appellate Division, First Department, affirmed the ruling limiting the class to New York purchasers. On January 15, 2002, the New York State Court of Appeals granted the plaintiffs' motion for leave to appeal from that decision. On July 2, 2002, the New York Court of Appeals unanimously affirmed the Appellate Division decision limiting the class action claims under section 349 of the New York General Business Law to the purchase of insurance products in New York. MONY Life and MLOA intend to defend themselves vigorously against the plaintiffs' sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

   At September 30, 2002, the Company had commitments to issue $68.0 million fixed and floating rate commercial mortgages ranging from 4.3% to 7.7%, and $6.1 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.4% to 7.4%.

5. Demand Note Payable to Affiliate

   On May 29, 2002, the Company borrowed $121.0 million from the MONY Group in exchange for a note payable in the same amount. The note bears interest at a floating rate equal to Federal Funds Rate +0.15% per annum and matures on May 28, 2003. Interest is payable at maturity to the MONY Group. The carrying value of the note as of September 30, 2002 is $121.0 million and is payable on demand.

6. Note Payable to Affiliate

   On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of September 30, 2002 is $42.7 million.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

7. Intercompany Reinsurance Agreements

   The Company entered into a modified coinsurance agreement ("MODCO") with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby the Company agrees to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. The Company amended that agreement effective January 1, 2000 to add all other term life policies and all universal life policies written by USFL on or after January 1, 2000. Effective April 1, 2001, the Company amended that agreement to add a new series of term life insurance policies issued by USFL. At September 30, 2002, the Company recorded a payable of $10.2 million to USFL in connection with this agreement, which is included in accounts payable and other liabilities in the balance sheet.

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

8. Related Party Transaction

   On August 30, 2002, the Company purchased eleven commercial mortgage loans from MONY Life. The purchase price for the mortgages was determined based on their fair market value aggregating $147.6 million, which consisted of $146.8 million in principal and $0.8 million in premium. These mortgage loans are reflected in the balance sheet caption entitled "Mortgage Loans on Real Estate".

9. New Accounting Pronouncements

   In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within such year, except that assets held for sale as a result of disposal activities initiated prior to the effective date of SFAS 144 may be accounted for in accordance with prior guidance until the end of the fiscal year in which SFAS 144 is effective. SFAS 144 retains many of the same provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the statements of income and comprehensive income and to restate prior years accordingly. Adoption of this statement is not expected to have a significant impact on the Company's financial position or earnings.

                    MONY LIFE INSURANCE COMPANY OF AMERICA

10. Reorganization and Other Charges

   During 2001, the Company recorded charges aggregating approximately $20.7 million on a pre-tax basis, approximately $14.8 million of which represented "Reorganization Charges" taken in connection with the Company's reorganization of certain of its lines of business. These charges consisted of severance for terminated employees, losses relating to the abandonment of leased office space and certain information technology related assets. Of these reorganization charges, approximately $1.4 million met the definition of "restructuring charges" as defined by Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The liability relating to the aforementioned restructuring charges at September 30, 2002 and December 31, 2001 was $1.1 million and $1.4 million, respectively.

ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed financial statements and the related notes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2001 Annual Report on Form 10-K.

General Discussion of Factors Affecting Profitability

   The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative, and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products and (iv) net investment income on general account assets. The Company's expenses consist of insurance benefits provided to policyholders, interest credited on policyholders' account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

   The Company's profitability depends in large part upon: (i) the amount of its assets and its third-party assets under management, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management's ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iii) the maintenance of the Company's target spreads between credited rates on policyholders' account balances and the rate of earnings on its investments, (iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy), (v) its ability to manage the market and credit risks associated with its invested assets and (vi) the investment performance of its mutual fund and variable product offerings. External factors, such as economic conditions, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company's profitability.

Potential Forward Looking Risks Affecting Profitability

   The results of operations of the Company's businesses are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the levels of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company's results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings:

    . In accordance with GAAP, deferred policy acquisition costs ("DPAC") (policy acquisition costs represent costs that vary with and primarily relate to the production of business, such as commissions paid to agents and brokers) are amortized on a consistent basis with how earnings emerge from the underlying products that gave rise to such DPAC. Such amortization is calculated based on the actual amount of earnings that has emerged to date relative to management's best estimate of the total amount of such earnings expected to emerge over the life of such business. This calculation requires management to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. In addition, to the extent that the present value of estimated future earnings expected to emerge over the remaining life of the business is not sufficient to recover the remaining DPAC balance, GAAP requires that such excess DPAC amount be immediately charged to earnings. Accordingly, changes in management's assumptions underlying DPAC or actual results that differ significantly from management's estimates may materially affect the Company's financial position and operating results. Also, to the extent that circumstances lead management to conclude that the business, after writing off all DPAC will not ultimately be profitable, the Company would be required to record its best estimate of the loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and, as a result, there can be no assurance that the Company's business will be profitable and such a determination may materially affect the Company's financial position and operating results.

    . At September 30, 2002 the carrying value of the Company's DPAC was $582.6 million. Approximately $110.1 million of this amount pertains to the Company's annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its annuity DPAC, the accounting policy followed by the Company, which is referred to as the "reversion to the mean" method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company's policy is to never exceed a future rate of return assumption in excess of 10%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the "reversion to the mean" method the Company's policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative. Management believes that its policies for applying the "reversion to the mean" method are conservative.

       While management's current best estimate for the ultimate return underlying this business is 8.0%, there can be no assurance that a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) will not require management to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and, or, a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company's financial position and operating results.


       During the third quarter of 2002, management revised its estimate of the ultimate amount of gross profits to be earned from its annuity in force block of business. This revision reflects the decline in annuity in force account values through September 30, 2002 due primarily to the deterioration of the equity securities markets. As a result of this revised estimate, the Company recorded a charge of $7.9 million during the third quarter of 2002 to reflect the amount of DPAC amortization that should have been recorded through September 30, 2002 based on management's best estimate, as of such date, of the ultimate gross profits from the annuity in force business. In addition, the Company recorded a charge of $1.6 million representing management's best estimate of the amount of annuity in force DPAC that is not recoverable based on the estimated present value of future gross profits expected to emerge from this business.

    . Certain of the Company's annuity products contain contractual provisions that guarantee minimum death benefits. These provisions require the Company to pay the estate of a contract holder any excess of the guaranteed minimum benefit over the cash value of the annuity contract. It is the Company's practice to establish reserves for the payment of any guaranteed minimum death benefit claims based on management's mortality expectations and the expected cash values of annuity contracts. At September 30, 2002, the Company carried a reserve of approximately $6.2 million with respect to such claims reflecting a provision of $1.7 million during the third quarter of 2002. While management believes that this reserve is sufficient, there can be no assurance that additional reserves for such claims may not need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the

       Company to change the methodology it applies in determining the amount of reserves that should be established for such claims. There can be no assurance that the Company will not have to establish additional reserves upon the adoption of any new guidance issued by the FASB.

    . As discussed above under the caption General Discussion of Factors Affecting Profitability, revenues from the Company's separate account and mutual fund products depend, in large part, upon the amount of the Company's assets under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company's revenues and there can be no assurance that such effect will not be material to the Company's results of operations and financial condition.

Summary of Financial Results

   The following table presents the Company's results of operations for the three and nine-month periods ended September 30, 2002 and 2001.

                                                          For the       For the
                                                        Three-Month    Nine-Month
                                                       Periods Ended Periods Ended
                                                       September 30, September 30,
                                                       ------------- --------------
                                                        2002   2001   2002    2001
                                                       ------  ----- ------  ------
                                                             ($ in millions)
Revenues:
Universal life and investment-type product policy fees $ 42.0  $39.0 $119.2  $115.4
Premiums..............................................   22.0   14.9   63.0    41.2
Net investment income.................................   27.7   25.8   79.3    71.9
Net realized (losses)/gains on investments............   (0.9)   2.2   (3.1)    7.9
Other income..........................................    3.6    2.5   11.1     7.6
                                                       ------  ----- ------  ------
   Total revenues.....................................   94.4   84.4  269.5   244.0
                                                       ------  ----- ------  ------
Benefits and expenses:
Benefits to policyholders.............................   30.7   22.0   91.0    67.6
Interest credited to policyholders' account balances..   18.7   17.5   53.7    49.6
Amortization of deferred policy acquisition costs.....   29.4   10.2   62.9    34.8
Other operating costs and expenses....................   22.2   27.0   65.6    73.6
                                                       ------  ----- ------  ------
   Total benefits and expenses........................  101.0   76.7  273.2   225.6
                                                       ------  ----- ------  ------
(Loss)/income before income taxes..................... $ (6.6) $ 7.7 $ (3.7) $ 18.4
                                                       ======  ===== ======  ======

Three-month Period Ended September 30, 2002 Compared to the Three-month Period Ended September 30, 2001

  Universal life and investment-type policy fees -

   Universal life and investment-type product fees were $42.0 million for the three-month period ended September 30, 2002, an increase of $3.0 million, or 7.7%, from $39.0 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

   Variable Universal Life ("VUL") product fees were $18.4 million for the three-month period ended September 30, 2002, an increase of $5.9 million, or 47.2%, from $12.5 million reported in the comparable prior year period. The increase in VUL fees was due primarily to the increase in new sales of such business. The increase in VUL fees was partially offset by decreased fees of approximately $2.5 million on Universal Life ("UL") and Corporate Sponsored Variable Universal Life ("CSVUL") products attributable to the decrease in the in-force blocks of such business.

   The Company, under its amended modified coinsurance agreement ("MODCO") treaty with the United States Financial Life Company ("USFL"), assumed $1.5 million of UL business for the three-month period ended September 30, 2002, an increase of $0.5 million from $1.0 million of UL business and term life insurance assumed for the three-month period ended September 30, 2001.

   Flexible premium variable annuity ("FPVA") product fees were $10.1 million for the three-month period ended September 30, 2002, a decrease of $1.0 million or 9.0%, from $11.1 million reported in the comparable prior year period. The decrease was primarily attributable to lower mortality and expense charges of $1.6 million. The decrease in mortality and expense charges is due to lower fund separate account balances.

  Premiums -

   Premium revenue was $22.0 million for the three-month period ended September 30, 2002, an increase of $7.1 million, or 47.7%, from $14.9 million reported in the comparable prior year period. The increase was primarily the result of (i) the MODCO treaty between USFL and the Company, contributing $16.0 million in assumed premiums, a $5.4 million increase from the $10.6 million in assumed premiums for the comparable prior year period (See Note 7 in the Unaudited Interim Condensed Financial Statements) due to an increase in sales for USFL,
(ii) individual annuity premiums of $2.0 million, a $1.2 million increase from the $0.8 million reported in the comparable prior year period due to increased sales of immediate annuities and (iii) new and renewal direct premiums on Individual Life ("IL") products of approximately $4.2 million, net of reinsurance, a $0.9 million increase from $3.3 million reported for the comparable prior year period primarily due to increased sales of Level Term products.

  Net Investment Income and Realized Gains on Investments -

   Net investment income was $27.7 million for the three-month period ended September 30, 2002, an increase of $1.9 million, or 7.4%, from $25.8 million reported in the comparable prior year period. The increase was primarily related to an increase in the average balance of invested assets, partially offset by a decline in interest rates resulting in lower investment yields.

   Net realized losses on investments were $0.9 million for the three-month period ended September 30, 2002, a decrease of $3.1 million from net realized gains of $2.2 million reported in the comparable prior year period. The following table sets forth the components of net realized (losses)/gains by investment category for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

                                                 For the
                                               Three-month
                                              Periods Ended
                                              September 30,
                                              ------------
                                               2002   2001
                                              -----  -----
                    Fixed maturity securities $ 0.9  $ 2.3
                    Mortgage loans...........  (1.4)  (0.2)
                    Other invested assets....  (0.4)   0.1
                                              -----  -----
                                              $(0.9) $ 2.2
                                              =====  =====

  Other Income -

   Other income was $3.6 million for the three-month period ended September 30, 2002, an increase of $1.1 million, or 44.0%, from $2.5 million reported in the comparable prior year period. The increase was primarily due to increased sales of supplementary contracts of $0.8 million.

  Benefits to Policyholders -

   Benefits to policyholders were $30.7 million for the three-month period ended September 30, 2002, an increase of $8.7 million, or 39.6%, from $22.0 million reported in the comparable prior year period. The increase was primarily the result of (i) $11.1 million in assumed benefit under the MODCO treaty between USFL and the Company, a $7.7 million increase from the $3.4 million in assumed benefits for the comparable prior year period, (ii) increased benefits in the IL product of $2.2 million, (iii) higher supplemental contract and Individual Annuity ("IA") reserves of $2.5 million, as well as higher benefit reserves on the Company's FPVA business of $1.8 million as compared to the prior year period, offset by (iv) lower benefits in UL and VUL products of $2.7 million and $2.5 million. The increased reserves on supplemental contracts and IA were attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company's FPVA products, due to unfavorable market conditions and the decline in assets under management.

  Interest Credited to Policyholders' Account Balances -

   Interest credited to policyholders' account balances was $18.7 million for the three-month period ended September 30, 2002, an increase of $1.2 million, or 6.9%, from $17.5 million reported in the comparable prior year period. This was primarily due to higher interest crediting of $1.8 million on FPVA due to an increase in general account funds, offset by decreases in single premium deferred annuities ("SPDA") and certificates of annuities ("COA"), due to the continued runoff of these products.

  Amortization of Deferred Policy Acquisition Costs -

   DPAC was $29.4 million for the three-month period ended September 30, 2002, an increase of $19.2 million, or 188.2%, from $10.2 million reported in the comparable prior year period. The increase was primarily due to (i) higher amortization on VUL and IL of $7.1 million and $1.6 million, respectively, (ii) higher amortization of $8.6 million on FPVA products, and (iii) lower amortization on CSVUL and GUL of $1.4 million and $0.2 million, respectively. The increases related to the VUL and IL products are attributable to the growth in those blocks of business, while the decreases on CSVUL and GUL are attributable to a decrease in new business on these lines of business. The increase on the FPVA products is due to an acceleration of amortization subsequent to a decline in variable annuity assets under management. See Potential Forward Looking Risks Affecting Profitability for further information regarding DPAC amortization.

  Other operating costs and expenses -

   Other operating costs and expenses were $22.2 million for the three-month period ended September 30, 2002, a decrease of $4.8 million, or 17.8%, from $27.0 million reported in the comparable prior year period. The decrease was due to higher dacable expenses of $7.9 million as a result of an increase in new business, offset by an increase of reinsurance allowances of $0.9 and an increase in general overhead expenses of approximately $2.2 million.

Nine-month Period Ended September 30, 2002 Compared to the Nine-month Period Ended September 30, 2001

  Universal life and investment-type policy fees -

   Universal life and investment-type product fees were $119.2 million for the nine-month period ended September 30, 2002, an increase of $3.8 million, or 3.3%, from $115.4 million reported in the comparable prior year period. The principal reasons for the change from period to period are as follows:

   VUL product fees were $48.0 million for the nine-month period ended September 30, 2002, an increase of $12.4 million or 34.8%, from $35.6 million reported in the comparable prior year period. The increase in fees was primarily due to higher charges for cost of insurance, surrender charges, and unearned revenue (amounts assigned to the policyholders for future services) of $3.5 million, $2.7 million and $5.8 million respectively. The higher charges are the result of an increase in the VUL in-force block of business. The increase in VUL fees was partially offset by a $5.7 million decrease in UL, GUL and CSVUL fees as these businesses continue to run-off.

   The Company, under its amended MODCO treaty with USFL, assumed $5.3 million of UL business for the nine-month period ended September 30, 2002, an increase of $2.6 million from $2.7 million of UL business and term life insurance assumed for the nine-month period ended September 30, 2001 as a result of growth in USFL's business.

   FPVA product fees were $31.7 million for the nine-month period ended September 30, 2002, a decrease of $5.2 million or 14.1%, from $36.9 million reported in the comparable prior year period. The decrease in FPVA, net of reinsurance, was primarily due to lower mortality and expense charges of $4.6 million as a result of lower fund balances in the separate accounts due to stock market declines.

  Premiums -

   Premium revenue was $63.0 million for the nine-month period ended September 30, 2002, an increase of $21.8 million, or 52.9%, from $41.2 million reported in the comparable prior year period. The increase was primarily the result of
(i) the MODCO treaty between USFL and the Company, contributing $45.4 million in assumed premiums, a $15.9 million increase from $29.5 million in assumed premiums for the comparable prior year period, (ii) individual annuity premiums of $5.3 million, a $2.6 million increase from $2.7 million reported in the comparable prior year period due to increased sales of immediate annuities and
(iii) new and renewal direct premiums on IL of approximately $12.5 million, net of reinsurance, a $3.4 million increase from $9.1 million reported for the comparable prior year period due to increased sales of Level Term products.

  Net Investment Income and Realized Gains on Investment -

   Net investment income was $79.3 million for the nine-month period ended September 30, 2002, an increase of $7.4 million, or 10.3%, from $71.9 million reported in the comparable prior year period. The increase was primarily related to an increase in the average balance of invested assets, partially offset by a decline in interest rates resulting in lower investment yields.

   Net realized losses on investments were $3.1 million for the nine-month period ended September 30, 2002, a decrease of $11.0 million, from net realized gains of $7.9 million reported in the comparable prior year period. The following table sets forth the components of net realized (losses)/gains by investment category for the nine-month periods ended September 30, 2002 and 2001, respectively.

                                                 For the
                                               Nine-month
                                               Periods Ended
                                               September 30,
                                               -------------
                                                2002   2001
                                               -----   ----
                     Fixed maturity securities $(0.1)  $7.1
                     Mortgage loans...........  (1.5)   0.8
                     Other invested assets....  (1.5)   0.0
                                               -----   ----
                                               $(3.1)  $7.9
                                               =====   ====

  Other Income -

   Other income was $11.1 million for the nine-month period ended September 30, 2002, an increase of $3.5 million, or 46.1%, as compared to $7.6 million in the comparable prior year period. The increase was primarily due to increased sales of supplementary contracts and FPVA products of $2.2 million and $1.2 million, respectively.

  Benefits to Policyholders -

   Benefits to policyholders were $91.0 million for the nine-month period ended September 30, 2002, an increase of $23.4 million, or 34.6%, from $67.6 million reported in the comparable prior year period. The increase was primarily the result of (i) $30.3 million in assumed benefit, under the MODCO treaty between USFL and the Company, a $10.4 million increase from the $19.9 million in assumed benefits for the comparable prior year period, (ii) increased benefits in IL, GUL and UL products of $3.5 million, $0.4 million and $5.5 million, respectively, (iii) higher supplemental contracts and IA reserves of $6.2 million, as well as higher benefit reserves on the Company's FPVA business of $3.6 million as compared to the prior period, and (iv) lower benefits in VUL and CSVUL products of $5.6 million and $0.7 million, respectively. The increased reserves on supplemental contracts and IA were attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company's FPVA products, due to unfavorable market conditions and the decline in assets under management.

  Interest Credited to Policyholders' Account Balances -

   Interest credited to policyholders' account balances was $53.7 million for the nine-month period ended September 30, 2002, an increase of $4.1 million, or 8.3%, from $49.6 million reported in the comparable prior year period. The increase was primarily the result of (i) higher interest crediting of $5.3 million on FPVA due to higher general account fund values and (ii) an increase in benefits ceded under MODCO of $0.9 million, offset by (iii) decreases in SPDA and COA of $1.1 million due to the continued run off of these products and
(iv) a decrease on UL of $0.6 million.

  Amortization of Deferred Policy Acquisition Costs -

   DPAC was $62.9 million for the nine-month period ended September 30, 2002, an increase of $28.1 million, or 80.7%, from $34.8 million reported in the comparable prior year period. The increase was primarily the result of (i) higher amortization on VUL, IL and CSVUL of $12.2 million, $1.6 million and $0.3 million, respectively, (ii) higher amortization of $11.9 million on FPVA products, and (iii) lower amortization on GUL and UL of $0.6 million and $1.3 million, respectively. The increases related to the VUL, IL and CSVUL products are attributable to the growth in those blocks of business, while the decreases on GUL and UL are attributable to a decrease in new business on these lines of business. The increase on the FPVA products is due to an acceleration of amortization subsequent to a decline in variable annuity assets under management. See "Potential Forward Looking Risks Affecting Profitability" for further information regarding DPAC amortization.

  Other Operating Costs and Expenses -

   Other operating costs and expenses were $65.6 million for the nine-month period ended September 30, 2002, a decrease of $8.0 million, or 10.9%, from $73.6 million reported in the comparable prior year period. The decrease was due to higher dacable expenses of $17.0 million as a result of an increase in new business, which was partially offset by an increase of reinsurance allowances of $6.0 and an increase in general overhead expenses of approximately $3.0 million.

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

   The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at September 30, 2002 and December 31, 2001.

                         Withdrawal Characteristics of
                   Annuity Reserves and Deposit Liabilities

                                                               As of                 As of
                                                           September 30, Percent  December 31, Percent
                                                               2002      of Total     2001     of Total
                                                           ------------- -------- ------------ --------
                                                                         ($ in millions)
Not subject to discretionary withdrawal provisions........   $   68.9       2.3%    $   62.5      1.7%
Subject to discretionary withdrawal--with market value
  adjustment or at carrying value less surrender charge...    2,527.9      84.7      3,142.5     88.0
                                                             --------     -----     --------    -----
Subtotal..................................................    2,596.8      87.0      3,205.0     89.7
Subject to discretionary withdrawal--without adjustment at
  carrying value..........................................      387.1      13.0        367.5     10.3
                                                             --------     -----     --------    -----
Total annuity reserves and deposit liabilities (gross of
  reinsurance)............................................   $2,983.9     100.0%    $3,572.5    100.0%
                                                             ========     =====     ========    =====

   The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                          Surrenders and Withdrawals

                                           For the       For the
                                         Three-Month   Nine-Month
                                        Periods Ended Periods Ended
                                        September 30, September 30,
                                        ------------- -------------
                                         2002   2001   2002   2001
                                        ------ ------ ------ ------
                                              ($ in millions)
            Product Line:
            Variable and universal life $ 12.1 $ 17.7 $ 38.4 $ 57.6
            Annuities(1)...............  110.3   88.4  294.3  296.6
                                        ------ ------ ------ ------
               Total................... $122.4 $106.1 $332.7 $354.2
                                        ====== ====== ====== ======

----------
(1)Excludes approximately $17.0 million and $32.9 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $46.4 million and $153.5 million for the nine-month periods ended September 30, 2002 and 2001 respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA products and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

   During the nine-month period ended September 30, 2002, the net cash outflow from operations was $87.6 million, a decrease of $37.7 million from September 30, 2001, which was $49.9 million. The decrease was primarily due to the timing of payments of liabilities. For the nine-month period ended September 30, 2002 net cash inflow from financing activities was $408.9 million, an increase of $283.5 million from September 30, 2001, which was $125.4 million. This increase was primarily due to lower surrenders (as noted in the table above) and funds received pursuant to a demand note payable from affiliate. See Note 5 to the unaudited interim condensed financial statements. The Company's liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of September 30, 2002, the Company had fixed-maturity securities with a carrying value of $1,493.3 million, which were comprised of

$798.2 million of public and $695.1 million of private fixed maturity securities. At that date, approximately 86.0% of the Company's fixed maturity securities were designated in The Securities Office of the National Association of Insurance Commission ("NAIC") rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at September 30, 2002, the Company had cash and cash equivalents of $50.6 million.

   At September 30, 2002, the Company had the following commitments outstanding: (i) $6.1 million for fixed rate agricultural loans with periodic interest rate reset dates with initial interest rates between 6.4% and 7.4%, and (ii) commercial mortgage commitments of $68.0 million with interest rates ranging from 4.3% to 7.7%. The Company had $10.0 million in commitments outstanding for private fixed maturity securities with an initial interest rate of 8.2%.

   Of the $213.5 million commercial mortgage loans in the Company's investment portfolio at September 30, 2002, $0.0 million, $8.2 million, $43.1 million and $162.2 million are scheduled to mature in 2002, 2003, 2004 and thereafter, respectively.

   At September 30, 2002, aggregate maturities of long-term debt based on required remaining principal payments for 2002 and the succeeding four years are $0.6 million, $2.6 million, $2.8 million, $3.0 million and $3.2 million, respectively, and $30.6 million thereafter.

   Aggregate contractual debt service payments on the Company's debt at September 30, 2002, for the remainder of 2002 and the succeeding four years are $1.3 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million respectively, and $39.0 million thereafter.

   At September 30, 2002, the adjusted Risk Based Capital ("RBC") capital ratios of the Company were in excess of the minimum capital requirements of the RBC guidelines.

                                  INVESTMENTS

   The following table illustrates the net investment income yields based on average annual asset carrying values, excluding unrealized (losses) gains in the fixed maturity category. Equity real estate income is shown net of operating expenses and depreciation. Total investment income includes non-cash income from amortization, and payment-in-kind distributions. Investment expenses include mortgage servicing fees and other miscellaneous fee income.

                     Investment Results by Asset Category

                                                                    As of the Three-month Periods
                                                                         Ended September 30,
                                                      ---------------------------------------------------------
                                                                  2002                         2001
                                                      ---------------------------- ----------------------------
                                                      Net Investment Average Asset Net Investment Average Asset
                                                       Income Yield    Balances     Income Yield    Balances
                                                      -------------- ------------- -------------- -------------
Fixed maturity securities available for sale, at fair
  value..............................................       6.7%       $1,343.9          7.8%       $1,054.4
Mortgage loans on real estate........................       6.9           219.3          7.7           122.3
Policy loans.........................................       6.5            78.5          6.6            71.4
Real estate (1) .....................................       9.4             4.7          5.2             5.5
Other invested assets................................       4.8            20.1          1.8            25.1
Cash and cash equivalents............................       2.8            75.1          4.0           176.1
                                                                       --------                     --------
Total invested assets before investment expenses.....       6.5        $1,741.6          7.2        $1,454.8
                                                                       ========                     ========
Investment expenses/other fee income.................      (0.1)                        (0.1)
                                                           ----                         ----
Total invested assets after investment expenses......       6.4%                         7.1%
                                                           ====                         ====

                                                                    As of the Nine-month Periods
                                                                         Ended September 30,
                                                      ---------------------------------------------------------
                                                                  2002                         2001
                                                      ---------------------------- ----------------------------
                                                      Net Investment Average Asset Net Investment Average Asset
                                                       Income Yield    Balances     Income Yield    Balances
                                                      -------------- ------------- -------------- -------------
Fixed Maturity securities available for sale, at fair
  value..............................................       6.6%       $1,305.0          7.4%       $1,039.6
Mortgage loans on real estate........................       5.7           211.8          6.8           124.5
Policy loans.........................................       8.6            75.1          5.9            69.7
Real estate (1) .....................................       3.4             5.2          7.5             5.4
Other invested assets................................       4.2            17.7          5.7             8.7
Cash and cash equivalents............................       2.4            79.3          4.8           146.2
                                                                       --------                     --------
Total invested assets before investment expenses.....       6.4        $1,694.1          7.0        $1,394.1
                                                                       ========                     ========
Investment expenses/other fee income.................      (0.2)                        (0.1)
                                                           ----                         ----
Total invested assets after investment expenses......       6.2%                         6.9%
                                                           ====                         ====

----------
(1)Real estate investments are reported as "Other invested assets" on the Company's Unaudited Interim Condensed Balance Sheet.

   The yield on general account invested assets (including net realized gains and losses on investments) was 6.2% and 7.7% for the three-month periods ended September 30, 2002 and 2001, respectively and 6.0% and 7.6% for the nine-month periods ended September 30, 2002 and 2001, respectively.

Fixed Maturity Securities

   Fixed maturity securities consisted of publicly traded and privately placed debt securities and small amounts of preferred stock, and represented 77.1% and 78.7% of total invested assets at September 30, 2002 and December 31, 2001, respectively.

   NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade ("Baa" or higher by Moody's, or "BBB" or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade ("Ba" or lower by Moody's, or "BB" or lower by S&P). The following table presents our fixed maturity securities by NAIC designation and the equivalent rating of Nationally Recognized Statistical Rating Organizations (NRSRO), as well as the percentage, based on fair values, that each designation comprises.

               Total Fixed Maturity Securities by Credit Quality

                                                       As of                       As of
                                                September 30, 2002           December 31, 2001
                                            --------------------------- ---------------------------
 NAIC                                       Amortized % of   Estimated  Amortized % of   Estimated
Rating Rating Agency Equivalent Designation   Cost    Total  Fair Value   Cost    Total  Fair Value
------ ------------------------------------ --------- -----  ---------- --------- -----  ----------
                                                                ($ in millions)
 1       Aaa/Aa/A.......................... $  660.2   47.5%  $  709.3  $  508.2   42.1%  $  521.8
 2       Baa...............................    537.3   38.5      575.4     535.6   44.5      543.2
 3       Ba................................    165.0   10.9      162.3     105.7    8.5      104.1
 4       B.................................      5.4    0.3        4.5      19.9    1.6       19.2
 5       Caa and lower.....................     15.1    1.0       14.6       7.6    0.6        7.6
                                            --------  -----   --------  --------  -----   --------
            Subtotal.......................  1,383.0   98.2    1,466.1   1,177.0   97.9    1,195.9
            Preferred stock................     25.0    1.8       27.2      25.0    2.1       25.0
                                            --------  -----   --------  --------  -----   --------
         Total fixed maturity securities... $1,408.0  100.0%  $1,493.3  $1,202.0  100.0%  $1,220.9
                                            ========  =====   ========  ========  =====   ========

   Of the Company's total portfolio of fixed maturity securities at September 30, 2002, 86.0% were investment grade and 14.0% were below investment grade.

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

   As of September 30, 2002 the fair values of the Company's problem and potential problem fixed maturity securities were $18.7 million and $1.0 million, respectively, which, in the aggregate, represented approximately 1.3% of total fixed maturity securities. As of December 31, 2001, the fair values of the Company's problem and potential problem fixed maturity securities were $8.7 million and $1.1 million, respectively, which, in the aggregate, represented approximately 0.8% of total fixed maturity securities. In addition, at September 30, 2002 and December 31, 2001 the Company had no fixed maturity securities which have been restructured.

   At September 30, 2002, the Company's largest unaffiliated single concentration of fixed maturity securities was $93.8 million of which Federal Home Loan Mortgage Corporation ("FHLMC") issued securities represented 4.8% of total invested assets. The largest non-government issuer consists of $22.0 million, which represented approximately 1.1% of total invested assets at September 30, 2002. No other individual non-government issuer represented more than 0.9% of total invested assets.

   The Company held approximately $186.6 million and $212.9 million of mortgage-backed and asset-backed securities as of September 30, 2002 and December 31, 2001, respectively. Of such amounts, $22.8 million and $39.9 million, or 12.2% and 18.8%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association ("FNMA"), the FHLMC, and the Government National Mortgage Association ("GNMA"). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities ("MBSs") and the limited extent of its holdings of more volatile types of MBSs mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 2002 and December 31, 2001, 70.9% and 76.5%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation
1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

   The following table presents the types of MBSs, as well as other asset-backed securities, held by the Company as of the dates indicated.

                     Mortgage and Asset-Backed Securities

                                                    As of        As of
                                                September 30, December 31,
                                                    2002          2001
                                                ------------- ------------
                                                     ($ in millions)
     CMOs......................................    $ 44.5        $ 77.9
     Asset-backed securities...................     133.2         126.1
     Commercial MBSs...........................       8.9           8.7
     Pass-through securities...................       0.0           0.2
                                                   ------        ------
        Total MBSs and asset-backed securities.    $186.6        $212.9
                                                   ======        ======

   The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 2002 and December 31, 2001 were as follows:

            Fixed Maturity Securities by Contractual Maturity Dates

                                                  As of September 30, 2002 As of December 31, 2001
                                                  ------------------------ -----------------------
                                                  Amortized   Estimated    Amortized   Estimated
                                                    Cost      Fair Value     Cost      Fair Value
                                                  ---------   ----------   ---------   ----------
                                                               ($ in millions)
Due in one year or less.......................... $   26.5     $   27.3    $   37.1     $   37.7
Due after one year through five years............    517.4        548.4       358.7        369.4
Due after five years through ten years...........    592.5        635.4       512.2        514.1
Due after ten years..............................     92.4         95.6        86.0         86.8
                                                  --------     --------    --------     --------
   Subtotal......................................  1,228.8      1,306.7       994.0      1,008.0
Mortgage-backed and other asset-backed securities    179.2        186.6       208.0        212.9
                                                  --------     --------    --------     --------
   Total......................................... $1,408.0     $1,493.3    $1,202.0     $1,220.9
                                                  ========     ========    ========     ========

Mortgage Loans

   Mortgage loans comprised 15.0% and 8.6% of total invested assets as of September 30, 2002 and December 31, 2001, respectively. Mortgage loans consist of commercial and agricultural loans. As of September 30, 2002 and December 31, 2001, commercial mortgage loans comprised $213.5 million and $60.6 million or 73.4% and 45.6% of total mortgage loan investments, respectively. Agricultural loans comprised $77.4 million and $72.2 million, or 26.6% and 54.4% of total mortgage loan investments at September 30, 2002 and December 31, 2001, respectively.

Commercial Mortgage Loans

   For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $28.4 million and represented 1.5% of general account invested assets as of September 30, 2002. No other mortgage loan represents more than 1.4% of invested assets. Total mortgage loans to the five largest borrowers accounted in the aggregate for 50.8% of the total carrying value of the commercial loan portfolio and less than 5.6% of total invested assets at September 30, 2002.

   On August 30, 2002, the Company purchased eleven commercial mortgage loans from MONY Life. The purchase price for the mortgages was determined based on their fair market value aggregating $147.6 million, which consisted of $146.8 million in principal and $0.8 million in premium. These mortgage loans are reflected in the balance sheet caption entitled "Mortgage Loans on Real Estate".

  Problem, Potential Problem and Restructured Commercial Mortgages -

   Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

   The Company reviews its commercial mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on

"watchlist", or which currently has a valuation allowance. Loans which are delinquent and loans in process of foreclosure are categorized by the Company as "problem" loans. Loans with valuation allowances, but which are not currently delinquent, and loans which are on watchlist are categorized by the Company as "potential problem" loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as "restructured" loans.

   The carrying value of commercial mortgage loans at September 30, 2002 was $213.5 million. There are currently no valuation allowances netted against the carrying value, however, there can be no assurance that future valuation allowances will not be necessary. Any such valuation allowances may have a material adverse effect on the Company's financial position and results of operations.

   There were no problem, potential problem or restructured commercial mortgage loans at September 30, 2002.

   In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2002 and December 31, 2001 such reserves were $2.6 million and $0.7 million, respectively.

Agricultural Mortgage Loans

  Problem, Potential Problem and Restructured Agricultural Mortgages -

   The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages at September 30, 2002 and December 31, 2001 were $1.9 million and $2.2 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $0.0 million and $0.9 million at September 30, 2002 and December 31, 2001, respectively, and there were mortgage loans in the process of foreclosure of $0.0 million and $0.5 million at such dates.

   In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 2002 and December 31, 2001, such reserves were $0.4 million and $0.7 million, respectively.

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

               Cumulative Impairment Adjustments and Provisions
                    For Valuation Allowances on Investments

                      As of September 30, 2002     As of December 31, 2001
                    ---------------------------- ----------------------------
                    Impairment  Valuation        Impairment  Valuation
                    Adjustments Allowances Total Adjustments Allowances Total
                    ----------- ---------- ----- ----------- ---------- -----
   Fixed maturities    $5.7        $ --    $ 5.7    $3.5        $ --    $3.5
   Mortgages.......      --         3.0      3.0      --         1.4     1.4
   Real estate.....     1.0         1.1      2.1     1.0         0.4     1.4
                       ----        ----    -----    ----        ----    ----
      Total........    $6.7        $4.1    $10.8    $4.5        $1.8    $6.3
                       ====        ====    =====    ====        ====    ====

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   Quantitative and qualitative disclosure regarding the Company's exposure to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks, is set forth in the Company's 2001 Annual Report on Form 10-K. The relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2002 is not materially different from that presented in the Company's 2001 Annual Report on Form 10-K.

Item 4:  Controls and Procedures

   Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

   See Note 4 of the Unaudited Interim Condensed Financial Statements. Except as disclosed in Note 4, there have been no new material legal proceedings and no new material developments in matters previously reported in the Company's 2001 Annual Report on Form 10-K. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits


99.1 Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K

      None

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

Date: November 14, 2002

                                CERTIFICATIONS

I, Michael I. Roth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MONY Life Insurance Company of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

    /s/  MICHAEL I. ROTH
---------------------------
       Michael I. Roth
Chairman and Chief Executive
           Officer

I, Richard Daddario, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MONY Life Insurance Company of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

    /s/  RICHARD DADDARIO
---------------------------
      Richard Daddario
Vice President and Controller