Form 10-K
period 2002-12-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2003-03-28
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

No voting or non-voting common equity of the Registrant is held by non-affiliates of the Registrant as of March 14, 2003.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

As of March 14, 2003, 2,500,000 shares of the Registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the Reduced Disclosure Format.

*	Omitted pursuant to General Instruction I to Form 10-K.

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: the Company could have further venture capital losses; the Company could be subjected to further downgrades by rating agencies of the Company’s claims-paying and financial-strength ratings; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    Business

Organization and Business

MONY Life Insurance Company of America (the “Company” or “MLOA”), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998. MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC. (“MONY Holdings”), a downstream holding company formed by The MONY Group Inc. (the “MONY Group”) on February 27, 2002. On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings.

The Company’s primary business is to provide life insurance, annuities and corporate-owned and bank-owned life insurance (“COLI and BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corp. (“Trusted Advisors”). The Company’s Wholesale distribution channel is comprised of: (i) MONY Partners, a division of MONY Life and (ii) MONY Life’s corporate marketing team which markets COLI and BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

Information About Products

Life Insurance Products —

The Company offers a diverse portfolio of life insurance products consisting primarily of traditional life insurance, variable universal life (“VUL”) and universal life insurance (“UL”), insurance products.

The Company’s traditional protection products consist of whole life and term insurance products. The whole life insurance products vary in their level of premiums and guaranteed cash values, providing flexibility to the Company’s primary marketplace of high net worth individuals including small business owners, pre-retirees and family builders with varying needs. The Company’s term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a variable number of years.

The Company’s VUL product provides all of the premium and death benefit flexibility associated with a UL product type. In addition, it provides the policyholder with the ability to direct the investment of premiums in a wide variety of investment funds with different objectives, including guaranteed interest account. The Company also offers a regular UL product with interest credits that are based on the Company’s general investment portfolio which is primarily investment grade, fixed interest debt securities.

The Company also offers an Interest Sensitive Whole Life product which is a hybrid product featuring the comparatively higher degree of predictable growth and guarantees associated with a traditional whole life product and the upward growth potential associated with interest credits on new money typical within a UL product.

The Company’s COLI and BOLI products are flexible premium VUL insurance products designed for corporate plan sponsors and banks. This product is specifically designed to have sub-accounts which purchase shares of externally managed mutual funds, as well as proprietary mutual funds available from MONY Life’s MONY Series Fund and Enterprise Accumulation Trust (“EAT”), or a guaranteed interest account.

Several of the Company’s products are designed to meet the needs of clients for estate planning. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured. A variety of policy riders are available for the Company’s products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that permit waiver of premium payments upon the occurrence of a covered disability, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance on either the insured or the insured’s spouse or dependent children.

The Company also offers GUL insurance, which is designed for marketing to employees in their work sites. This program is designed to offer employers the opportunity to provide employees a means of purchasing life insurance through payroll deductions.

Life Insurance in Force

The following table presents life insurance in force data for the periods indicated.

	As of December 31,
	2002	2001
	($ in millions)
Protection Products:
Traditional life:
Number of policies (in thousands)	42,253	34,916
Life reserves	$95.5	$97.5
Face amounts	$16,448.0	$11,594.2
Universal life:
Number of policies (in thousands)	39,467	41,477
Life reserves	$494.0	$475.6
Face amounts	$5,574.7	$5,682.2
Variable universal life:
Number of policies (in thousands)	54,327	53,691
Account values	$351.4	$366.3
Face amounts	$12,763.8	$12,659.1
Group universal life:
Number of policies (in thousands)	39,079	41,050
Life reserves	$59.1	$56.0
Face amounts	$1,329.9	$1,396.2
Corporate-owned life insurance:
Numbers of policies (in thousands)	5.5	4.0
Life reserves	$495.3	$369.0
Face amounts	$3,618.5	$3,199.5

Annuity Products —

The Company’s annuity products focus on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of accumulation and pay-out products, such as flexible premium variable annuities (“FPVA”), flexible premium deferred annuities (“FPDA”) and single premium immediate annuities (“SPIA”). The Company’s annuity products offer numerous investment alternatives to meet the customer’s individual investment objectives.

The FPVA is a tax-deferred annuity contract that provides the contractholder with the flexibility to vary payments. In addition, after the annuity’s accumulation period, contractholders have the option to receive a lump sum distribution or elect various other pay-out options over the life of the annuitant. Funds may be placed in one or more of the available guaranteed interest accounts or in one of a number of other variable investment options offered through the Company’s separate account. The FPDA is a tax-deferred annuity which offers a choice of guaranteed interest periods into which the contractholders can allocate payments into one or more of these periods to fit their time horizon. The SPIA contract provides for a single premium payment that is immediately annuitized to provide the annuitant with a guaranteed level income for life.

Variable annuity contractholders have a range of investment accounts in which to invest the assets held under their contracts. Currently these options are comprised of two proprietary fund families and eleven non-proprietary fund families consisting of 24 and 36 different investment options (or mutual funds), respectively, with a wide array of investment objectives. As of December 31, 2002, proprietary and non-proprietary funds accounted for approximately 80% and 20%, respectively, of variable annuity assets under management.

By offering a variable annuity with a wide variety of variable investment options and guaranteed interest accounts, the Company believes it has the ability to grow profitably in a variety of market environments. The guaranteed interest account within the Company’s variable annuities are generally more attractive to consumers during periods of rising interest rates or declining equity markets, whereas variable investment options are generally more attractive to consumers during periods of market expansion and for consumers with a higher risk tolerance. In addition, the Company offers an FPDA product for those consumers who want guaranteed interest rates over a variety of guaranteed interest periods.

The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company’s investment risks and capital requirements because the investment risk in such accounts is borne by the contractholder. The wide array of investment fund options offered through the Company’s separate accounts also permits contractholders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company’s general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its annuity business.

As of December 31, 2002, the Company had $3.2 billion of assets under management with respect to its fixed and variable annuity products. Sales of fixed and variable annuities were approximately $103.0 million and $353.1 million, respectively, in 2002. Variable annuity sales figures exclude approximately $61.9 million of exchanges relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrender old FPVA contracts and reinvest the proceeds in a new enhanced FPVA product offered by the Company.

The following table sets forth the variable annuity account values as of December 31, 2002, 2001 and 2000 as well as changes in the primary components of the account value during the years then ended.

Annuity Products — Individual Variable Annuity Account Value

	As of and for the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Beginning total account value	$3,374.4	$3,816.8	$4,279.6
Sales and other deposits(1)	353.1	348.7	371.1
Market appreciation	(492.9)	(380.0)	(179.9)
Surrenders and withdrawals(1)	(409.1)	(411.1)	(654.0)

Ending total account value	$2,825.5	$3,374.4	$3,816.8

(1)	Excludes approximately $61.9 million, $176.9 million and $767.1 million in 2002, 2001 and 2000, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

Marketing and Distribution

The Company’s marketing strategy focuses on high net worth individuals including small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company’s key strengths, namely its wide range of annuity and individual life insurance products, as well as its Retail and Wholesale distribution systems.

Retail Distribution

The Company actively manages its Retail distribution to ensure that expertise is properly leveraged across the organization so that customer needs can be optimally managed. Following is a brief overview of the Company’s Retail distribution channel.

Career Agency System

The Company believes that the career agency system, operated by MONY Life, provides a competitive advantage in the marketplace. Distribution through career financial professionals allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

MONY Life’s career agency distribution system consisted of 1,502 domestic career financial professionals at December 31, 2002. The sales force is organized as a managerial agency system, which is comprised of 38 agency managers as of December 31, 2002, who supervise the marketing and sales activities of financial professionals. Such professionals are managed by experience and productivity level within defined marketing territories in the United States.

MONY Life segregates its career agency sales force into four groups (“tiers”) according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new financial professionals with little or no experience in the industry, a tier for experienced financial professionals who are producing at superior levels, and two tiers in between. MONY Life believes that this tiering system is unique in the life insurance industry and gives it a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, MONY Life is able to increase the quality of new financial professionals recruited each year. MONY Life believes that the tiering system allows it to attract and retain already established and successful financial professionals by providing an environment in which such financial professionals can compete favorably with other producer groups, such as third-party brokers or general financial professionals and to attract and retain other financial professionals by providing marketing and training support that is responsive to their career development needs.

The agency managers are all employees of MONY Life, while the career financial professionals are all independent contractors and not employees of MONY Life. MONY Life’s compensation arrangements with career financial professionals contain incentives for them to solicit applications for products issued by MONY Life and MLOA and for products issued by insurance companies not affiliated with MONY Life. These products are made available by MONY Life to the financial professional through MONY Brokerage, Inc. and MONY Securities Corporation. Those incentives include increased levels of expense reimbursement, sales awards and certain other benefits.

MONY Life’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers, designed to more closely align the interests of the managers with those of MONY Life. MONY Life has several programs to recruit and train its career financial professionals. As a result of its recruiting programs and the alignment of its new agent financing program with its productivity-driven commission plus expense reimbursement arrangement, MONY Life hired 507 new financial professionals in 2002.

Trusted Advisors

The Company derives part of its sales through Trusted Advisors, a wholly-owned subsidiary of MONY Life, which sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of MONY Life.

Wholesale Distribution

The Company also derives part of its sales through MONY Life’s Wholesale distribution channels including third-party broker-dealers, insurance brokerage general agencies and MONY Life’s corporate marketing group. The following is a brief overview of the Wholesale distribution channel.

MONY Partners

During 2001 MONY Partners was formed as a division of MONY Life. MONY Partners wholesales the Company’s individual life and annuity products through MONY Life’s career agency sales force, Trusted Advisors representatives, The Advest Group Inc’s financial advisors, independent brokerage agents and independent securities broker-dealers. The Advest Group Inc. is a wholly-owned subsidiary of the MONY Group. In the independent brokerage marketplace, the Company believes that MONY Partners has a competitive advantage in being able to offer brokers competitive products as well as access to the multiple services, channels and experience within the MONY Life organization. For example, this provides the broker general agent or securities broker-dealer with an opportunity to grow revenue by utilizing: (i) the merger and acquisition advisory services of The Matrix Capital Markets Group, Inc., a wholly-owned subsidiary of the MONY Group; (ii) MONY Life’s estate planning and seminar marketing resources; and (iii) cross-selling arrangements with Trusted Advisors representatives.

Other Wholesale Distribution Channels

Through its corporate marketing group, MONY Life distributes COLI and BOLI products to small to mid-size business owners as well as corporate CEOs, CFOs and benefits administrators to develop retirement plans.

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

Reinsurance

The Company uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse the Company for the portion of paid claims ceded to it in accordance with the reinsurance agreement. However, the Company remains contingently liable for all benefits payable even if the reinsurers fail to meet their obligations to the Company.

Life insurance business written by MLOA is ceded under various reinsurance contracts. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $13.2 billion, $10.1 billion and $7.2 billion at December 31, 2002, 2001, and 2000, respectively.

The Company retains 100% of the risk in connection with the return of premium death benefit for its variable annuity products. The benefits in connection with guaranteed minimum death benefits in excess of the return of premium benefit, which are offered under certain of the Company’s annuity contracts, are 100% reinsured up to specified limits. Benefits in connection with the earnings increase benefit rider under the new MONY variable annuity are similarly reinsured. The guaranteed minimum income benefit in the new variable annuity product is 100% reinsured up to individual and aggregate limits as well as limits which are based on benefit utilization.

The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the Company’s financial statements at December 31, 2002 that was due from each reinsurer, including reinsurance recoverable reported in the financial statements under the caption “Amounts Due From Reinsurers” (which amounted to $54.0 million).

Reinsurers:

Lincoln National Life Insurance Company	37.1%
RGA Reinsurance Company	22.3
Allianz Life Insurance Company	14.8
Swiss Re Life Insurance Company of America	8.9
All Other (1)	16.9

100.0%

(1)	No one reinsurer included herein exceeds 5% of the Company’s reinsurance recoverable.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL after January 1, 2000. See Note 3 to the Financial Statements.

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

The Company must attract and retain productive financial professionals to sell its insurance and annuity products. Strong competition exists among insurance companies for financial professionals with demonstrated ability. Management believes that key bases of competition among insurance companies for financial professionals with demonstrated ability include a company’s financial position and the services provided to, and relationships developed with, these financial professionals in addition to compensation and product structure.

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

The Company, MONY Life, and USFL continuously monitor sales, marketing and advertising practices and related activities of their financial professionals and personnel, and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

The National Association of Insurance Commissioners (the “NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurance companies domiciled in such states. NAIC-accredited states will not accept reports of examination of insurance companies from unaccredited states except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states.

Shareholder Dividend Restrictions

The payment of dividends by MLOA is regulated under state insurance law. Under the Arizona Insurance Law, MLOA can only distribute a cash dividend out of that part of its available surplus funds which is derived from realized net profits on its business. MLOA can pay a stock dividend out of any available surplus funds in excess of the aggregate amount of surplus borrowed to defray the expenses of the Company or provide it with surplus for any other purpose required by its business. Such borrowed funds must be in the form of a written agreement that the loan is required to be repaid only out of the insurer’s surplus in excess of that stipulated in the agreement and may provide for interest at an agreed upon interest rate not to exceed 12% per annum. Principal and interest payments on the loan require prior approval of the Arizona Insurance Director.

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

The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level (“ACL”) RBC and its total adjusted capital. The model law sets forth the points at which a superintendent of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level (“CAL”) RBC, which is set at twice the ACL RBC. The second level is the Regulatory Action Level (“RAL”) RBC, set at 1.5 times the ACL RBC. The third is the ACL RBC, and the fourth is the Mandatory Control Level (“MCL”) RBC, set at 70% of the ACL RBC.

Insurance regulators may take actions ranging in severity from reviewing financial plans if adjusted capital is greater than the RAL RBC but less than the CAL RBC to placing the insurance company under regulatory control if adjusted capital is less than the MCL. The adjusted RBC capital ratios of the Company at December 31, 2002 and 2001 were in excess of the CAL.

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

The Company is an investment adviser, registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment company managed by MONY Life is registered with the Commission under the Investment Company Act.

The Company may also be subject to similar laws and regulations in the states in which it provides investment advisory services, offers the products described above or conducts other securities related activities.

Potential Tax Legislation

Congress has, from time to time, considered possible legislation that could eliminate or reduce the deferral of income taxation on the accretion of value within certain annuities and life insurance products. Any such legislation could also adversely affect purchases of annuities and life insurance. Additionally, legislation has been enacted that substantially reduces the federal estate tax over a period of years on a temporary basis. This could adversely affect the purchase of life insurance.

Employees

The Company has no employees. The Company has entered into a service agreement with its parent, MONY Life, pursuant to which MONY Life provides services necessary to operate the business of the Company.

Available Information

MLOA’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K or any amendments to these reports may be accessed on the Commission’s website at www.sec.gov after such material is electronically filed with or furnished to the Commission. In addition, the Company will provide electronic or paper copies of these Commission filings free of charge upon request. Any such request should be directed to MONY Life Insurance Company of America, 1740 Broadway, New York, New York 10019, Attention: Jay Davis.

ITEM 2.    Properties

The Company’s administrative offices are located at MONY Life’s corporate office, located at 1740 Broadway, New York, New York and consists of approximately 267,000 square feet. MONY Life also has office facilities in Syracuse, New York for use in its insurance operations, which consist of approximately 578,000 square feet in the aggregate. MONY Life also leases all 105 of its agency and its subsidiary offices, which consist of approximately 540,000 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

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

Omitted pursuant to General Instruction I to Form 10-K.

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

All of the Company’s outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities. In 2002, the Company did not pay any shareholder dividends. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See “Business — Regulation.”

The Company does not maintain any compensation plans for employees under which its equity securities are authorized for issuance.

ITEM 6.    Selected Financial Data

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is omitted pursuant to General Instruction I to Form 10-K. The management narrative for the Company that follows should be read in conjunction with the financial statements and related footnotes included herein.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, and (iv) net investment income on general account assets. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon: (i) price movements and trends in the securities markets, (ii) the amount of its assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products offered by the Company, (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of the Company’s insurance and annuity products hold and renew their contracts with the Company (referred to as “persistency”), which affects its ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, and (viii) the investment performance of its variable product offerings. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the Company’s claims paying ability ratings by Nationally Recognized Statistical Rating Organizations may affect the Company’s ability to compete in the marketplace for its products and services.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s business are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the levels of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings:

Further Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet

The Company Might Have to Write-Off Deferred Policy Acquisition Costs Sooner Than Planned.    In accordance with accounting principles generally accepted in the United States of America (“GAAP”), deferred policy acquisition costs (“DPAC”) (policy acquisition costs represent costs that vary with and primarily relate to the production of business, such as commissions paid to financial professionals and brokers) are amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. Such amortization is calculated based on the actual amount of earnings that have emerged to date relative to management’s best estimate of the total amount of such earnings expected to emerge over the life of such business. This calculation requires the Company to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. In addition, to the extent that the present value of estimated future earnings expected to emerge over the remaining life of the business is not sufficient to recover the remaining DPAC balance, GAAP requires that such excess DPAC amount be immediately charged to earnings. Accordingly, changes in the Company’s assumptions underlying DPAC or actual results that differ significantly from management’s prior estimates may materially affect the rate at which the Company amortizes or writes-off DPAC, which may materially affect its financial position and results of operations. Also, to the extent that circumstances lead management to conclude that the business, after writing off all DPAC, will not ultimately be profitable, the Company would be required to record its best estimate of the loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and may require the Company to recognize a loss that could materially affect its financial position and results of operations.

At December 31, 2002 the carrying value of the Company’s DPAC was $617.4 million. Approximately $115.1 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate return underlying this business is 8.0%, a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

During 2002 the Company revised its estimate of the ultimate amount of gross profits to be earned from its annuity in force block of business. This revision reflects the decline in annuity in force account values during the year due primarily to the deterioration of the equity securities markets. As a result of this revised estimate, the Company recorded a charge of $14.5 million during 2002 to reflect the amount of DPAC amortization that should have been recorded through December 31, 2002 based on the Company’s best estimate of the ultimate gross profits from the annuity in force business. In addition, the Company recorded a charge of $1.6 million representing its best estimate of the amount of annuity in force DPAC that is not recoverable based on the estimated present value of future gross profits expected to emerge from this business.

The Company’s calculation of annuity product DPAC asset balances as of December 31, 2002 incorporates an assumption of 10% returns in 2003 and later for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the death benefit guarantees. The Company’s anticipated earnings for 2003, were predicated on a 7% return, which built in $2.5 million of variable annuity DPAC unlocking. Within a narrow range, any deviation from 7% will change earnings by approximately $0.8 million per 1% change in return. For example, a return of 8% would lead to a $0.8 million gain relative to plan, and a return of 6% would lead to a $0.8 million loss. However, if returns fall substantially below 3% or 4%, we may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $1.7 million. For example, 2003 returns of 0% would decrease pre-tax earnings by approximately $9 million.

The Company May Be Required to Recognize in its Earnings “Other Than Temporary Impairment” Charges on its Investments in Fixed Maturity and Equity Securities, As Well as Mark to Market Losses On Certain of its Venture Capital Investments

Management’s assessment of whether an investment in a debt or equity security is “other than temporarily” impaired is primarily based on the following factors:

•	management’s analysis of the issuer’s financial condition and trends therein;

•	the value of any collateral or guaranty;

•	the investment’s position in the issuer’s capital structure;

•	management’s analysis of industry fundamentals;

•	management’s assessment of the macro economic outlook, and

•	the consideration of other factors, including: any actions by rating agencies affecting the issuer, the period of time the fair value of a security has been at less than its cost, the Company’s expectations regarding the period of time required for a recovery of any current unrealized loss, and other relevant facts regarding the issuer.

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities, or a deterioration in the credit quality of issuers, or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily” impaired, which may require a charge to the Company’s results of operations to recognize an impairment that could be material to its financial position and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks.

Further Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of the Company’s outlook for mortality experience and the amount at risk on the annuity contracts. At December 31, 2002, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of its in force annuity contracts) totaled approximately $675.0 million. At December 31, 2002, the Company carried a reserve of approximately $5.6 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of any new guidance issued by the AICPA, the Company might then have to establish additional reserves.

Further Declines in Securities Market Prices Could Decrease the Company’s Revenues

As discussed above under the caption “General Discussion of Factors Affecting Profitability”, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Continuing Weakness in the Securities Markets Could Result in Increased Pension Costs

Although the Company has no employees, under a service agreement with MONY Life, the Company pays for services provided by MONY Life employees. Pension costs for such employees are based in part, on the rate of return assumption and the discount rate used to determine pension liabilities. Due to deteriorating economic conditions, the decline in the securities market valuations and interest rates, MONY Life lowered its assumed rate of return and discount rate, which will increase the net periodic pension expense in 2003 and thereafter and result in lower pre-tax earnings in 2003 for the Company.

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with GAAP requires the application of accounting policies that often involve significant use of judgment. Differences between estimated and actual results and changes in facts and circumstances that cause management to revise its estimates may materially affect the Company’s results of operations and financial position.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 2 of the Financial Statements for a complete description of the Company’s significant accounting policies.

Investments

The Company records investments in fixed maturity securities and equity securities available for sale, and certain investments in venture capital partnerships at fair value in the balance sheet. In most cases, the Company determines fair values using quoted market prices. However, valuation of certain investments, such as private placement fixed maturity securities, requires use of assumptions and estimates related to interest rates, default rates, collection of principal, and the timing of cash flows because quoted market prices are not available.

The Company records changes in the fair values of investments in fixed maturity securities available for sale and equity securities that are not considered to be other than temporarily impaired in other comprehensive income. For investments the Company considers to be other than temporarily impaired, the Company records an impairment loss, which is reflected in realized gains (losses) on investments. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is other than temporarily impaired requires use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are other than temporarily impaired.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependant and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage loan portfolio composition. The Company’s financial position and results of operations are therefore sensitive to: (i) changes in the estimated cash flows of the mortgage loans, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At December 31, 2002 and 2001 the valuation allowance on these mortgage loans was $3.7 million and $1.4 million, respectively.

Deferred Policy Acquisition Costs and Insurance Reserves —

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally, Financial Accounting Standards Board (“FASB”) 60 for term and whole life insurance products, FASB 97 for universal life and investment-type contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Forward Looking Risks Affecting Profitability.

Litigation, Contingencies and Restructuring Charges —

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 12 to the Financial Statements, the Company is party to various legal actions and proceedings in connection with its business. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of FASB 5 and FASB Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 14 to the Financial Statements, in both 2002 and 2001, the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Other Significant Estimates —

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets depends upon management’s assumption that future earnings will be sufficient to realize the deferred tax benefit. See Note 8 to the Financial Statements.

Reorganization and Other Charges

During 2002 the Company recorded charges aggregating approximately $1.6 million representing “Reorganization Charges” taken in connection with the Company’s reorganization of certain of its lines of business. These charges consisted of severance for terminated employees and losses relating to the abandonment of leased office space. All of these reorganization charges met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. See Note 14 to the Financial Statements.

Summary of Financial Results

The following table presents the Company’s results of operations for the years ended December 31, 2002 and 2001. The financial information herein is presented in accordance with GAAP unless otherwise noted.

Results of Operations

	Years Ended December 31,
	2002	2001
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$153.8	$159.7
Premiums	89.5	56.3
Net investment income	107.5	91.2
Net realized (losses) gains on investments	(10.2)	5.3
Other income	16.8	17.9

	357.4	330.4

Benefits and Expenses:
Benefits to policyholders	127.8	97.9
Interest credited to policyholders’ account balances	75.8	65.9
Amortization of deferred policy acquisition costs	81.8	62.1
Other operating costs and expenses	97.1	101.3

	382.5	327.2

(Loss)/income from continuing operations before income taxes	(25.1)	3.2
Income tax (benefit)/expense	(8.8)	1.4

(Loss)/income from continuing operations	(16.3)	1.8
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit of $0.4 million	(0.8)	—

Net (loss)/income	(17.1)	1.8
Other comprehensive income, net	20.0	5.7

Comprehensive income	$2.9	$7.5

Universal Life and Investment-Type Policy Fees —

Universal life and investment type product fees were $153.8 million for 2002, a decrease of $5.9 million, or 3.7%, from $159.7 million reported for 2001. The decrease is primarily attributable to lower mortality and expense charges of $6.5 million on the FPVA product and an increase in reinsurance charges of $0.6 million on the Company’s new variable annuity product. The decrease on the FPVA product is attributable to lower separate account fund balances pursuant to stock market declines. The decrease in fees on the annuity products was partially offset by a net increase of $1.1 million in fees earned on the life insurance products. The net increase on the life insurance products was primarily due to the growth of the variable product in-force block of business and an increase in assumed business from USFL.

Premiums —

Premium revenue was $89.5 million for 2002, an increase of $33.2 million, or 59.0%, from $56.3 million reported in 2001. The increase was primarily the result of an increase in premiums assumed under the modified coinsurance agreement (“MODCO”) treaty from USFL, as well as higher new and renewal premiums on individual life products. These increases, aggregating $28.3 million, were primarily attributable to increased renewal premiums on USFL’s special risk insurance products and an increase in new and renewal premiums on the Company’s level term product. Single premium sales on immediate annuities increased by $5.1 million, which contributed to the remainder of the year over year increase.

Net Investment Income and Net Realized (Losses) Gains on Investment —

Net investment income was $107.5 million for 2002, an increase of $16.3 million, or 17.9%, from $91.2 million reported in 2001. The increase was primarily due to an increase in the average balance of invested assets of $282.1 million, partially offset by a decline in interest rates.

Net realized losses on investments were $10.2 million for 2002, a decrease of $15.5 million from net realized gains of $5.3 million reported for 2001. The following table sets forth the components of net realized (losses) gains by investment category for 2002 and 2001.

	For the Years Ended December 31,
	2002	2001
	($ in millions)
Fixed maturity securities	$(7.4)	$4.7
Mortgage loans on real estate	(2.2)	0.8
Real estate	(0.6)	(0.2)

Total Net Realized (Losses) Gains	$(10.2)	$5.3

Other Income —

Other income was $16.8 million for 2002, a decrease of $1.1 million, or 6.1%, compared to $17.9 million in 2001. The decrease was primarily due to a decrease in subadvisory fee income received from MONY Series Fund.

Benefits to Policyholders —

Benefits to policyholders were $127.8 million for 2002, an increase of $29.9 million, or 30.5%, from $97.9 million reported in 2001. The increase was primarily due to a $15.6 million increase in assumed benefits under the MODCO treaty with USFL, increased benefits on the UL product line of $8.9 million, and higher supplementary contract and individual annuity reserves of $6.0 million. The increased reserves on supplementary contracts and individual annuities were attributable to higher sales of these products, while the increased benefits on the life insurance products, including benefits assumed under the MODCO treaty, were attributable to poor mortality.

Interest Credited to Policyholders’ Account Balances —

Interest credited to policyholders’ account balances was $75.8 million for 2002, an increase of $9.9 million, or 15.0%, from $65.9 million reported in 2001. The increase was primarily due to higher FPVA general account fund values and new general account deposits on Corporate Sponsored Variable Universal Life (“CSVUL”) of $6.4 million and $3.0 million, respectively.

Amortization of Deferred Policy Acquisition Costs —

Amortization of DPAC was $81.8 million for 2002, an increase of $19.7 million, or 31.7%, from $62.1 million reported in 2001. The increase was primarily attributable to higher amortization of $17.2 million on the FPVA product due to an acceleration of amortization subsequent to a decline in variable annuity assets under management, resulting in lower expected future profit margins. See “ — Potential Forward Looking Risks Affecting Profitability — Company Might Have to Write-Off Deferred Policy Acquisition Costs Sooner Than We Had Planned”. The remainder of the year over year increase was primarily attributable to the increase in DPAC amortization in the VUL and level term product lines, as these product lines continue to grow. The increase on variable and level term products was partially offset by a decrease in the UL product line due to unfavorable mortality and a decrease in the GUL product line due to a charge taken in 2001 as part of the Company’s reorganization. See Note 14 to the Financial Statements.

Other Operating Costs and Expenses —

Other operating costs and expenses were $97.1 million for 2002, a decrease of $4.2 million, or 4.1%, from $101.3 million reported in 2001. The decrease was primarily due to a net decrease in general overhead expenses and lower commission expenses, partially offset by an increase in reinsurance expense allowances and commissions related to assumed business from USFL. The net decrease in general overhead expenses are primarily attributable to an increase in the deferral of expenses, which is directly related to the increase in new business. See Note 2 to the Financial Statements for a discussion of DPAC.

Liquidity and Capital Resources

The Company’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with the Company’s various life insurance and annuity products, operating expenses and income taxes. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “Investments — General.”

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular, and (iii) a significant re-evaluation of the prospective risks and returns of various asset classes. See “Investments — General.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2002 and 2001.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at December 31, 2002	Percent of Total	Amount at December 31, 2001	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$74.1	2.4%	$62.5	1.7%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	2,656.9	85.0	3,142.5	88.0

Subtotal	2,731.0	87.4	3,205.0	89.7
Subject to discretionary withdrawal — without adjustment at carrying value	392.7	12.6	367.5	10.3

Total annuity reserves and deposit liabilities (gross of reinsurance)	$3,123.7	100.0%	$3,572.5	100.0%

The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Product Line:
Variable and universal life	$52.6	$66.2	$37.2
Annuities(1)	389.2	388.4	665.0

Total	$441.8	$454.6	$702.2

(1)	Excludes approximately $61.9 million, $176.9 million, and $767.1 million in 2002, 2001 and 2000, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

In July 1999, the Company responded to an increasing trend in surrenders by enhancing its variable annuity products by offering new investment fund choices. In addition to the product enhancements, the Company established a special conservation unit and began to offer policyholders the opportunity to exchange their contracts for a newly created more competitive series of products.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets, capital contributions and loans received from MONY Life and or MONY Group. During 2002, the net cash outflow from operations was $72.1 million, compared to an outflow of $14.0 million during 2001, an increase in outflows of $58.1 million for 2002. The increase in cash outflows from operations was primarily due to higher death benefit payments and the timing of payments of liabilities, partially offset by higher income tax refunds. During 2002, net cash inflows from financing activities were $484.5 million, an increase of $356.5 million from $128.0 million in 2001. This increase in inflows from financing activities was primarily due to lower surrenders (as noted in the table and discussion above) and additional funds received through capital contributions from MONY Life.

The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of December 31, 2002, the Company had fixed maturity securities with a carrying value of $1,537.4 million, which were comprised of $824.7 million public and $712.7 million private fixed maturity securities. At that date, approximately 84.1% of the Company’s fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at December 31, 2002, the Company had cash and cash equivalents of $33.2 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

At December 31, 2002, the Company had commitments to issue $0.8 million fixed and floating rate commercial mortgages ranging from 4.09% to 7.68%, and $5.3 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.25% to 6.55%. As of December 31, 2002, there were no outstanding commitments to purchase private fixed maturity securities.

Of the $272.2 million in commercial mortgage loans outstanding in the Company’s investment portfolio at December 31, 2002, $8.2 million, $65.9 million and $0.0 million are scheduled to mature in 2003, 2004, 2005, respectively, and $198.1 million thereafter.

At December 31, 2002, aggregate maturities of the Company’s note payable to affiliate based on required remaining principal payments for the next five years are $2.6 million, $2.8 million, $3.0 million, $3.2 million and $3.4 million, respectively, and $27.2 million thereafter. Aggregate contractual debt service payments on this outstanding note payable at December 31, 2002 are $5.4 million each year for the next five years and $33.6 million thereafter.

At December 31, 2002, the adjusted Risk Based Capital (“RBC”) capital ratios of the Company were in excess of minimum capital requirements of the RBC guidelines.

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

The Company had total assets at December 31, 2002 of approximately $5.7 billion. Of the Company’s total assets at such date, approximately $2.8 billion represented assets held in the Company’s general account and approximately $2.9 billion were held in the Company’s separate accounts.

Separate account assets, for which the Company does not generally bear investment risk, are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders and, accordingly, are not reflected in the Company’s statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

The following discussion and tables analyze the major categories of general account invested assets of the Company.

Invested Assets

	As of December 31,
	2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Fixed maturity securities	$1,537.4	76.0%	$1,220.9	78.7%
Mortgage loans on real estate	357.9	17.7	132.8	8.6
Policy loans	79.8	4.0	71.6	4.6
Real estate held for investment	2.3	0.1	3.7	0.2
Real estate to be disposed of	0.1	0.0	2.3	0.2
Other invested assets	11.4	0.6	16.4	1.1
Cash and cash equivalents	33.2	1.6	102.6	6.6

Total invested assets	$2,022.1	100.0%	$1,550.3	100.0%

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

Investment Yields by Asset Category

	2002	2001	2000
Fixed maturity securities	6.6%	6.8%	7.2%
Mortgage loans on real estate	6.0	7.2	7.9
Policy loans	8.4	6.1	7.0
Real estate held for investment	13.8	(1.4)	1.2
Real estate to be disposed of	(15.5)	14.9	19.4
Other invested assets	5.5	2.6	5.6
Cash and cash equivalents	2.6	4.4	7.8
Total invested assets before investment expenses	6.4	6.5	7.3
Investment expenses	(0.2)	(0.1)	(0.1)

Total invested assets after investment expenses	6.2%	6.4%	7.2%

The yield on general account invested assets (including net realized gains and losses on investments) was 5.6%, 6.9%, and 6.7%, for the years ended December 31, 2002, 2001, and 2000 respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded and privately placed debt securities and preferred stock which represented 76.0% and 78.7% of total invested assets at December 31, 2002 and 2001, respectively.

The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories (“NAIC Designations”). The NAIC Designations closely mirror the Nationally Recognized Statistical Rating Organizations’ credit ratings for marketable fixed maturity securities. NAIC Designations 1 and 2 include fixed maturity securities considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

The following table presents the Company’s fixed maturity securities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations as of December 31, 2002 and 2001, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of December 31, 2002			As of December 31, 2001
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$681.8	47.5%	$730.1	$508.2	42.7%	$521.8
2	Baa	522.3	36.6	562.2	535.6	44.5	543.2
3	Ba	179.0	11.5	177.5	105.7	8.5	104.1
4	B	23.3	1.5	23.4	19.9	1.6	19.2
5	Caa and lower	17.9	1.2	18.3	7.6	0.6	7.6

	Subtotal	1,424.3	98.3	1,511.5	1,177.0	97.9	1,195.9
	Preferred stock	25.0	1.7	25.9	25.0	2.1	25.0

	Total fixed maturity securities	$1,449.3	100.0%	$1,537.4	$1,202.0	100.0%	$1,220.9

The Company utilizes its investments in privately placed fixed maturity securities to enhance the overall value of its portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. These privately placed securities are also used to enhance cash flow as a result of sinking fund payments. Generally, private placements provide the Company with broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

At December 31, 2002, the percentage, based on estimated fair value, of total public and private placement fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 84.1% compared to 87.2% for December 31, 2001. At December 31, 2002, the fixed maturity securities portfolio was comprised, based on estimated fair value, of 53.6% in public fixed maturity securities, and 46.4% in private fixed maturity securities, compared to 44.3% in public fixed maturity securities and 55.7% in private fixed maturity securities at December 31, 2001.

Within its fixed maturity securities portfolio, the Company identifies “problem fixed maturity securities”, “potential problem fixed maturity securities” and “restructured fixed maturity securities”. See Note 5 to the Financial Statements for a discussion of the criteria used in these identifications.

The Company has a well-diversified portfolio of fixed maturity securities. The portfolio at December 31, 2002 included 22.9% in consumer goods and services, 13.2% in government and agency securities, 10.2% in non-government asset and mortgage backed securities, and the remaining 53.7% in other sectors, none of which exceeded 10.0% of the total fixed maturity securities portfolio. At December 31, 2001, the portfolio included 24.4% in consumer goods and services, 17.4% in asset and mortgage backed securities, and the remaining 58.1% in other sectors, none of which exceeded 10.0% of the total fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds), as of December 31, 2002 and 2001 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2002		As of December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$39.5	$40.7	$37.1	$37.7
Due after one year through five years	495.1	522.4	358.7	369.4
Due after five years through ten years	654.8	707.1	512.2	514.1
Due after ten years	90.8	92.0	86.0	86.8

Subtotal	1,280.2	1,362.2	994.0	1,008.0
Mortgage-backed and other asset-backed securities	169.1	175.2	208.0	212.9

Total	$1,449.3	$1,537.4	$1,202.0	$1,220.9

At December 31, 2002, the Company’s largest unaffiliated single concentration of fixed maturity securities consisted of $89.3 million of carrying value of Federal Home Loan Mortgage Corporation (“FHLMC”) fixed maturity securities which represented approximately 4.4% of total invested assets at December 31, 2002. The largest non-government issuer represented approximately 1.1% of total invested assets at December 31, 2002. See Note 11 to the Financial Statements. No other individual non-government issuer represents more than 0.8% of invested assets.

The Company held approximately $175.2 million and $212.9 million of mortgage-backed and asset-backed securities as of December 31, 2002 and 2001, respectively. Of such amounts, $17.6 million and $39.9 million, or 10.0% and 18.7%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association (“FNMA”), the FHLMC and the Government National Mortgage Association (“GNMA”). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2002 and 2001, 66.3% and 76.5%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-Backed Securities

	As of December 31,
	2002	2001
	($ in millions)
CMOs	$32.9	$77.9
Asset-backed securities	133.6	126.1
Commercial MBSs	8.7	8.7
Pass-through securities	0.0	0.2

Total MBSs and asset-backed securities	$175.2	$212.9

CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, approximately 53.5% of the CMOs in the portfolio have low credit risk because the underlying collateral is backed by the FNMA, the FHLMC, or the GNMA. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

Collateralized Mortgage Obligations by Tranche

	As of December 31,
	2002	2001
	($ in millions)
Planned Amortization Class	$21.0	$51.6
Sequential	6.2	11.2
Other	5.7	15.1

Total CMOs	$32.9	$77.9

The Planned Amortization Class (“PAC”) tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other CMO tranches. In general, the Company’s PACs are structured to provide average life stability for increases and decreases in interest rates of 100 to 200 basis points. PACs derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the PACs’ originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the PAC if the PAC’s actual cash flows are received later than originally anticipated.

The prepayment and extension risk associated with a sequential tranche can vary as interest rates fluctuate, since this tranche is not supported by other tranches.

The majority of the securities contained in the Company’s CMO portfolio are traded in the open market. As such, the Company obtains market prices from outside vendors. Any security prices not received from such vendors are obtained from the originating broker or internally calculated.

Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables, representing 38.8% and 46.7% of total ABS at December 31, 2002 and 2001, respectively. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Other significant asset class exposures in the ABS portfolio include manufactured housing (18.4% and 20.4%, respectively), collateralized obligations (16.8% and 14.2%, respectively), and public utility rate reduction receivables (12.6% and 12.3%, respectively). No other asset class exposures exceeded 10.0% of total ABS as of December 31, 2002 and 2001. Excluding the exposures to home equity loans (which represented 5.9% and 6.3%, respectively of the ABS portfolio as of December 31, 2002 and 2001), the ABS portfolio in general is insensitive to changes in interest rates. As of December 31, 2002 and 2001, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

Mortgage Loans

Mortgage loans, consisting of commercial and agricultural loans, comprised 17.7% and 8.6% of total invested assets at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, commercial mortgage loans comprised $272.2 million and $60.6 million, or 76.0% and 45.6%, of total mortgage loan investments, respectively. Agricultural loans comprised $85.7 million and $72.2, million or 23.9% and 54.4%, of total mortgage loan investments, respectively.

Commercial Mortgage Loans

The underlying properties supporting the commercial mortgage loans at December 31, 2002 and 2001, respectively, consisted of 63.6% and 47.8% in office buildings, 6.4% and 29.3% in hotels, 13.6% and 15.9% in industrial buildings, 13.3% and 4.8% in office warehouse and 3.1% and 2.2% in other categories.

The Company’s commercial mortgage loan portfolio is geographically diversified throughout the United States. At December 31, 2002 and 2001, the highest concentration was in the northeast and southeast regions, respectively. The northeast region comprised 26.8% and 9.5% of the total at December 31, 2002 and 2001, respectively, while the southeast region comprised 17.2% and 39.5% of the total at December 31, 2002 and 2001, respectively.

The Company’s commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company’s real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weaknesses, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

Commercial Mortgage Loan Portfolio Maturity Profile

	As of December 31,
	2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Due in one year or less	$8.2	3.0%	$6.2	10.2%
Due after one year through five years	95.1	35.0	8.0	13.2
Due after five years through ten years	109.6	40.3	33.8	55.8
Due after ten years	59.3	21.7	12.6	20.8

Total	$272.2	100%	$60.6	100.0%

On August 30, 2002, the Company purchased eleven commercial mortgage loans from MONY Life. The purchase price for the mortgages was determined based on fair market value aggregating $148.6 million, which consisted of $146.8 million in principal and $1.8 million in premium. These mortgage loans are reflected in the balance sheet caption entitled “Mortgage Loans on Real Estate.”

Problem, Potential Problem and Restructured Commercial Mortgages —

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

The carrying value of commercial mortgage loans at December 31, 2002 was $272.2 million, which is net of valuation allowances aggregating $3.2 million, representing management’s best estimate of cumulative impairments at that date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

There were no problem, potential problem or restructured commercial mortgage loans at December 31, 2002.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2002 and 2001, such reserves were $3.2 million and $0.7 million, respectively.

Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $0.0 million and $0.6 million at December 31, 2002 and 2001. As a result of the restructurings, the gross interest income recognized in net income at December 31, 2002 and 2001 was $0.0 million and $0.5 million, respectively.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $85.7 million and $72.2 million, which is net of valuation allowances representing 23.9% and 54.4% of total mortgage assets at December 31, 2002 and 2001, respectively. The agricultural mortgage loan portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Approximately 0.7% and 1.8% of total agricultural loans outstanding at both December 31, 2002 and 2001, respectively, were delinquent or in process of foreclosure.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as at December 31, 2002 and

2001 were $2.8 million and $2.2 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $0.6 million and $0.9 million at December 31, 2002 and 2001, respectively, and there were mortgage loans in the process of foreclosure of $0.0 million and $0.5 million at such dates.

In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 2002 and 2001, such reserves were $0.5 million and $0.7 million, respectively.

Other than Temporary Impairment Charges on Investments in Fixed Maturity Securities

Management’s assessment of whether an investment by the Company in a fixed maturity security is “other than temporarily impaired” is primarily based on the following factors:

•	management’s analysis of the issuer’s financial condition and trends therein;

•	the value of any collateral or guaranty;

•	the investment’s position in the issuer’s capital structure;

•	management’s analysis of industry fundamentals;

•	management’s assessment of the macro economic outlook, and

•	the consideration of other factors, including: any actions by rating agencies affecting the issuer, the period of time the fair value of a security has been at less than its cost, management’s expectations regarding the period of time required for a recovery of any current unrealized loss, and other relevant facts regarding the issuer.

The Company’s accounting policy provides that the Company, at the end of each reporting period, review all securities where the fair value thereof has declined below 80 percent of its current cost basis to determine whether such securities are “other than temporarily impaired”. In addition, pursuant to this policy, management reviews securities that have experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that the Company considers in making a determination that a security is “other than temporarily impaired.”

Once management determines that a security is “other than temporarily impaired” the impairment charge is measured based on the difference between the carrying value of the security and its fair value at the date the determination of impairment is made.

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the years ended December 31, 2002 and 2001. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired.

	Year Ended December 31,
	2002	2001
	($ in millions)
Realized investment losses from “other than temporary impairment” charges:
Fixed maturity securities	$10.5	$3.0
Number of positions	13	2

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. Public securities are those that are registered with the Securities and Exchange Commission (“SEC”). Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the Commission or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations system (“NASDAQ”). Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a U.S. Treasury security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $824.7 million and $712.7 million, respectively. At December 31, 2001, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $541.0 million and $654.9 million, respectively.

At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $7.9 million, of which $4.3 million and $3.6 million related to private and public fixed maturity securities, respectively. At December 31, 2001, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $12.5 million, of which $3.9 million and $8.6 million related to public and private fixed maturity securities, respectively.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is “other than temporarily impaired”. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment” charges that could have a material affect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security is subject to numerous risks, including: interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At December 31, 2002 and December 31, 2001, no single issuer constituted more than $1.6 million and $2.8 million of the Company’s gross unrealized losses, respectively. See “ — Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio and concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities at December 31, 2002 and December 31, 2001, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities.

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	3	0	1	0	0	4	3	0	0	0	0	3	7
Total Market Value	34.9	0	8.8	0	0	43.7	13.1	0	0	0	0	13.1	56.8
Total Amortized Cost	36.6	0	9.0	0	0	45.6	14.8	0	0	0	0	14.8	60.4
Gross Unrealized Loss	1.7	0	0.2	0	0	1.9	1.7	0	0	0	0	1.7	3.6
Private Fixed Maturity Securities:
Number of positions	5	5	0	0	0	10	8	0	0	0	0	8	18
Total Market Value	18.9	4.7	0	0	0	23.6	34.2	0	0	0	0	34.2	57.8
Total Amortized Cost	20.6	4.8	0	0	0	25.4	36.7	0	0	0	0	36.7	62.1
Gross Unrealized Loss	1.7	0.1	0	0	0	1.8	2.5	0	0	0	0	2.5	4.3
Total Fixed Maturity Securities:
Number of positions	8	5	1	0	0	14	11	0	0	0	0	11	25
Total Market Value	53.8	4.7	8.8	0	0	67.3	47.3	0	0	0	0	47.3	114.6
Total Amortized Cost	57.2	4.8	9.0	0	0	71.0	51.5	0	0	0	0	51.5	122.5
Gross Unrealized Loss	3.4	0.1	0.2	0	0	3.7	4.2	0	0	0	0	4.2	7.9

As indicated in the above tables, there was one investment grade security position that had been in an unrealized loss position for more than 12 months as of December 31, 2002. The investment was not considered “other than temporarily impaired” because management believes that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired.”

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2001

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	13	2	7	1	—	23	2	—	1	1	—	4	27
Total Market Value	62.5	6.8	29.6	3.3	—	102.2	7.9	—	3.6	4.7	—	16.2	118.4
Total Amortized Cost	63.6	7.0	30.2	3.5	—	104.3	8.8	—	4.2	5.0	—	18.0	122.3
Gross Unrealized Loss	1.1	0.2	0.6	0.2	—	2.1	0.9	—	0.6	0.3	—	1.8	3.9
Private Fixed Maturity Securities:
Number of positions	4	3	9	3	—	19	2	—	—	3	—	5	24
Total Market Value	36.5	16.0	65.2	19.4	—	137.1	11.8	—	—	18.0	—	29.8	166.9
Total Amortized Cost	37.7	16.5	66.3	23.5	—	144.0	11.9	—	—	19.6	—	31.5	175.5
Gross Unrealized Loss	1.2	0.5	1.1	4.1	—	6.9	0.1	—	—	1.6	—	1.7	8.6
Total Fixed Maturity Securities:
Number of positions	17	5	16	4	—	42	4	—	1	4	—	9	51
Total Market Value	99.0	22.8	94.8	22.7	—	239.3	19.7	—	3.6	22.7	—	46.0	285.3
Total Amortized Cost	101.3	23.5	96.5	27.0	—	248.3	20.7	—	4.2	24.6	—	49.5	297.8
Gross Unrealized Loss	2.3	0.7	1.7	4.3	—	9.0	1.0	—	0.6	1.9	—	3.5	12.5

For the year ended December 31, 2002 two fixed maturity securities were sold which resulted in a loss of $1.0 million. Proceeds from the sales of these securities were approximately $2.1 million. There were no fixed maturity securities sold during 2001.

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances recorded as of December 31, 2002 and 2001 are shown in the table below.

Cumulative Impairment Adjustments and Provisions

For Valuation Allowances on Investments

For the Year Ended December 31,

	2002			2001
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed maturity securities	$13.1	$0.0	$13.1	$3.5	$0.0	$3.5
Mortgage loans on real estate (1)	0.0	3.7	3.7	0.0	1.4	1.4
Real estate held for investment	0.1	0.0	0.1	1.0	0.0	1.0
Real estate to be disposed of	0.0	0.0	0.0	0.0	0.4	0.4

Total	$13.2	$3.7	$16.9	$4.5	$1.8	$6.3

(1)	Includes $0.0 million and $0.7 million at December 31, 2002 and 2001, respectively, relating to impairments taken upon foreclosure of mortgage loans.

All of the Company’s fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value at the date the determination of impairment is made. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value and the new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2002, 2001 and 2000 such writedowns aggregated $12.5 million, $3.0 million and $2.6 million, respectively.

Mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the years ended December 31, 2002, 2001 and 2000, increases (decreases) in valuation allowances aggregated $2.3 million, $0.0 million, and $(0.9) million, respectively. The carrying value of mortgage loans at December 31, 2002 was $357.9 million, which is net of $3.7 million representing management’s best estimate of cumulative valuation allowances at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the mortgage loan portfolio will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. There were no impairment adjustments for the years ended December 31, 2002, 2001 and 2000. At December 31, 2002 and 2001, the carrying value of real estate held for investment was $2.3 million and $3.7 million, or 0.1% and 0.2%, respectively, of invested assets at such dates. The aforementioned carrying values are net of cumulative impairments of $0.1 million and $1.0 million, respectively, and net of accumulated depreciation of $1.7 million and $1.2 million, respectively, as of December 31, 2002 and 2001. There can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Set forth below is a discussion regarding the Company’s market risk and how it is managed.

Market Risk

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

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans. The carrying value of investments in fixed maturity securities and mortgage loans at December 31, 2002 represented 93.7% of the aggregate carrying value of the Company’s invested assets. Substantially all of the Company’s fixed maturity securities are U.S. dollar denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturity securities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

The table below shows the potential fair value exposure of assets to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2002 and 2001.

	Assets — Fair Value
	December 31, 2002		December 31, 2001
	Base Fair Value	+100 Basis Point Change	Base Fair Value	+100 Basis Point Change
	($ in millions)
Fixed maturity securities	$1,537.4	$(60.4)	$1,220.9	$(44.6)
Mortgage loans on real estate	394.8	(16.2)	138.3	(5.3)

Total	$1,932.2	$(76.6)	$1,359.2	$(49.9)

In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its note payable to an affiliate, which has a fixed interest rates. See Note 3 to the Financial Statements. At December 31, 2002, the fair value of the note payable was $42.2 million. The table below shows the potential fair value exposure of the note payable to an immediate +100 basis point increase in interest rates at December 31, 2002 and 2001.

	Note Payable — Fair Value
	December 31, 2002		December 31, 2001
	Base Fair Value	+100 Basis Point Change	Base Fair Value	+100 Basis Point Change
	($ in millions)
Fixed rate debt	$42.2	$(2.1)	$44.8	$(2.6)

Policyholders’ Liability Characteristics

Policyholders’ liabilities at December 31, 2002 consisted of future policy benefits, policyholders’ account balances, and other policyholders’ liabilities of $179.6 million, $1,612.0 million, and $89.2 million, respectively. These liabilities were backed, at such date, by approximately $2,773.3 million of assets (total assets excluding “Separate Account Assets”), including invested assets of approximately $2,022.1 million. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2002.

— Future Policy Benefits.    Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, SPIA, supplementary contracts with life contingencies and variable annuities as they relate to the guaranteed minimum death benefits. Future policy benefit liabilities on such business aggregated approximately $181.3 million at December 31, 2002. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $84.7 million at December 31, 2002, is 6.0%.

— Policyholders’ Account Balances and Other Policyholders’ Liabilities.    Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category may be subject to surrender charges for an initial period. Product examples include single premium deferred annuities, variable life products, universal life contracts, and the general account portion of the Company’s variable annuity products. In general, the Company’s investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholders’ account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset and Liability Management Techniques

Asset and liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See “— Investments — General”. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2002 or with respect to a 10 percent drop in equity prices from December 31, 2002.

ITEM 8.     Financial Statements and Supplementary Data

MONY LIFE INSURANCE COMPANY OF AMERICA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of

MONY Life Insurance Company of America

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, statements of changes in shareholder’s equity and statements of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for long-lived assets in 2002.

PricewaterhouseCoopers LLP

New York, New York

February 6, 2003

MONY LIFE INSURANCE COMPANY OF AMERICA

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (Note 5)	$1,537.4	$1,220.9
Mortgage loans on real estate (Note 6)	357.9	132.8
Policy loans	79.8	71.6
Real estate to be disposed of	0.1	2.3
Real estate held for investment	2.3	3.7
Other invested assets	11.4	16.4

	1,988.9	1,447.7
Cash and cash equivalents	33.2	102.6
Accrued investment income	27.9	22.3
Amounts due from reinsurers	54.0	34.8
Deferred policy acquisition costs (Note 7)	617.4	564.6
Current federal income taxes	47.6	24.9
Other assets	4.3	22.8
Separate account assets	2,911.3	3,589.0

Total assets	$5,684.6	$5,808.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Future policy benefits	$179.6	$156.8
Policyholders’ account balances	1,612.0	1,269.5
Other policyholders’ liabilities	89.2	77.2
Accounts payable and other liabilities	67.8	99.6
Note payable to affiliate	42.2	44.6
Deferred federal income taxes (Note 8)	142.6	85.0
Separate account liabilities	2,911.3	3,589.0

Total liabilities	5,044.7	5,321.7
Commitments and contingencies (Note 12) Common stock $1.00 par value; 5.0 million shares authorized, 2.5 million shares issued and outstanding	2.5	2.5
Capital in excess of par	499.7	349.7
Retained earnings	113.0	130.1
Accumulated other comprehensive income	24.7	4.7

Total shareholder’s equity	639.9	487.0

Total liabilities and shareholder’s equity	$5,684.6	$5,808.7

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$153.8	$159.7	$158.2
Premiums	89.5	56.3	37.3
Net investment income (Note 4)	107.5	91.2	90.4
Net realized (losses) gains on investments (Note 4)	(10.2)	5.3	(5.1)
Other income	16.8	17.9	14.4

	357.4	330.4	295.2

Benefits and Expenses:
Benefits to policyholders	127.8	97.9	68.1
Interest credited to policyholders’ account balances	75.8	65.9	62.4
Amortization of deferred policy acquisition costs	81.8	62.1	48.8
Other operating costs and expenses	97.1	101.3	88.6

	382.5	327.2	267.9

(Loss)/income from continuing operations before income taxes	(25.1)	3.2	27.3
Income tax (benefit)/expense	(8.8)	1.4	8.0

(Loss)/income from continuing operations	(16.3)	1.8	19.3
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit of $0.4 million	(0.8)	—	—

Net (loss)/income	(17.1)	1.8	19.3
Other comprehensive income, net (Note 4)	20.0	5.7	6.3

Comprehensive income	$2.9	$7.5	$25.6

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 1999	$2.5	$199.7	$109.0	$(7.3)	$303.9
Capital contributions		50.0			50.0
Comprehensive income:
Net income			19.3		19.3
Other comprehensive income:
Unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 4)				6.3	6.3

Comprehensive income					25.6

Balance, December 31, 2000	2.5	249.7	128.3	(1.0)	379.5
Capital contributions		100.0			100.0
Comprehensive income:
Net income			1.8		1.8
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 4)				5.7	5.7

Comprehensive income					7.5

Balance, December 31, 2001	2.5	349.7	130.1	4.7	487.0
Capital contributions		150.0			150.0
Comprehensive income:
Net (loss)			(17.1)		(17.1)
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 4)				20.0	20.0

Comprehensive income					2.9

Balance, December 31, 2002	$2.5	$499.7	$113.0	$24.7	$639.9

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	($ in millions)
Cash flows from operating activities (Note 2):
Net (loss) income	$(17.1)	$1.8	$19.3
Adjustments to reconcile net income to net cash used in operating activities:
Interest credited to policyholders’ account balances	72.5	64.7	57.5
Universal life and investment-type product policy fee income	(66.9)	(74.6)	(87.0)
Capitalization of deferred policy acquisition costs	(172.6)	(157.8)	(130.3)
Amortization of deferred policy acquisition costs	81.8	62.1	48.8
Provision for depreciation and amortization	(2.0)	5.0	(0.4)
Provision for deferred federal income taxes	46.8	33.6	25.6
Net realized losses/(gains) on investments	10.2	(5.3)	5.1
Non-cash distributions from investments	(0.5)	—	—
Change in other assets, accounts payable and other liabilities	(40.6)	39.2	(46.5)
Change in future policy benefits	22.8	22.1	11.4
Change in other policyholders’ liabilities	12.0	8.3	14.9
Change in current federal income taxes payable	(19.7)	(13.1)	(12.6)
Loss on discontinued real estate operations	1.2	—	—

Net cash used in operating activities	(72.1)	(14.0)	(94.2)

Cash flows from investing activities:
Sales, maturity securities or repayments of:
Fixed maturity securities	258.3	280.9	223.2
Mortgage loans on real estate	48.6	60.3	68.2
Other invested assets	2.6	0.1	2.3
Acquisitions of investments:
Fixed maturity securities	(505.6)	(371.5)	(170.0)
Mortgage loans on real estate	(276.2)	(76.7)	(19.3)
Other invested assets	(1.3)	(7.1)	(2.0)
Policy loans, net	(8.2)	(2.2)	(10.6)

Net cash (used in)/provided by investing activities	$(481.8)	$(116.2)	$91.8

Cash flows from financing activities:
Proceeds of demand note payable to affiliate	$121.0	$—	$—
Repayment of demand note payable to affiliate	(121.0)	—	—
Repayment of note payable to affiliate	(2.4)	(2.3)	(2.1)
Receipts from annuity and universal life policies credited to policyholders’ account balances	876.8	824.6	1,538.6
Return of policyholders’ account balances on annuity policies and universal life policies	(539.9)	(700.3)	(1,508.2)
Capital contributions	150.0	6.0	50.0

Net cash provided by financing activities	484.5	128.0	78.3

Net (decrease)/increase in cash and cash equivalents	(69.4)	(2.2)	75.9
Cash and cash equivalents, beginning of year	102.6	104.8	28.9

Cash and cash equivalents, end of year	$33.2	$102.6	$104.8

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$(36.9)	$(19.1)	$(5.0)
Interest	$4.1	$3.1	$3.3
Schedule of non-cash financing activities:
Capital contribution of bonds from MONY Life	$—	$94.1	$—

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Description of Business:

MONY Life Insurance Company of America (the “Company” or “MLOA”), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998. MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC. (“MONY Holdings”), a downstream holding company formed by The MONY Group Inc. (the “MONY Group”) on February 27, 2002. On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings.

The Company’s primary business is to provide life insurance, annuities, and corporate-owned and bank-owned life insurance (“COLI/BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corp. (“Trusted Advisors”). The Company’s Wholesale channel is comprised of: (i) MONY Partners, a division of MONY Life, and (ii) MONY Life’s corporate marketing team which markets COLI/BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

2.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining: (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and impairment writedowns for other invested assets, (iv) costs associated with contingencies, (v) litigation and restructuring charges and (vi) income taxes. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Valuation of Investments and Realized Gains and Losses

The Company’s fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. The Company’s equity securities are comprised of investments in venture capital limited partnerships. The Company’s investments in venture capital limited partnerships are accounted for in accordance with the equity method of accounting or at estimated fair value (with changes in fair value recorded in other comprehensive income) depending upon the Company’s percentage ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company’s ownership interest in the partnership exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company’s ownership interest is 20 percent or greater. In the unlikely event that the Company’s ownership interest in a partnership exceeded 50 percent the partnership would be consolidated. In all other circumstances, the Company accounts for its investments in venture capital limited partnerships at estimated fair value. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect its pro rata share of such mark to market adjustment if it accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Unrealized gains and losses on fixed maturity securities and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of all fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

received on non-accrual status mortgage loans is included in investment income in the period received. Interest income on restructured mortgage loans is accrued at the restructured loans’ interest rate.

Real estate held for investment, as well as related improvements, is generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset, which may range from 5 to 40 years. Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Impairment losses on real estate held for investment are reported as realized gains or losses on investments.

Real estate investments meeting the following criteria are classified as “real estate to be disposed of” in the Company’s balance sheet and the results therefrom are reported as “Discontinued Operations” in the Company’s statement of income and comprehensive income as a result of the Company’s adoption in 2002 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):

•	Management, having the authority to approve the action, commits the organization to a plan to sell the property.

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing.

•	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Real estate to be disposed of is carried at the lower of its carrying value at the time of classification as “to be disposed of” or fair value less estimated selling costs.

Policy loans are carried at their unpaid principal balances.

Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

Recognition of Insurance Revenue and Related Benefits

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances. Revenue from these types of products consists of amounts assessed during the period against policyholders’ account balances for policy administration charges, cost of insurance and surrender charges, and mortality and expense charges on variable contracts. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders’ account balance.

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

Deferred Policy Acquisition Costs (“DPAC”)

The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred.

For universal life products and investment-type products, DPAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked-in discount rate. For non-participating term policies, DPAC is amortized over the expected life of the contracts (ranging from 10 to 20 years) in proportion to premium revenue recognized. The discount rate for all products is 8%. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

The Company conducts programs from time to time that allow annuity contractholders to exchange older annuity contracts for new annuity products sold at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DPAC related to the exchanged contract.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

DPAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period. The effect on the amortization of DPAC of revisions in estimated experience is reflected in earnings in the period such estimates are revised. In addition, the effect on the DPAC asset that would result from the realization of unrealized gains (losses) is recognized through an offset to Other Comprehensive Income as of the balance sheet date.

Policyholders’ Account Balances and Future Policy Benefits

Policyholders’ account balances for universal life and investment-type contracts represent an annuity of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.6%, 5.9% and 5.9% for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.9%, 5.0%, and 5.2% for each of the years ended December 31, 2002, 2001 and 2000, respectively.

GAAP reserves for non-participating term life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to expected investment yields, mortality, terminations, and expenses applicable at the time the insurance contracts are made, including a provision for the risk of adverse deviation.

Federal Income Taxes

The Company files a consolidated federal income tax return with its parent, MONY Life, and with MONY Life’s other life and non-life subsidiaries. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

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

In determining whether a reinsurance contract qualifies for reinsurance accounting, Statement of Financial Accounting Standards (“SFAS”) No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” requires that there be a “reasonable possibility” that the reinsurer may realize a “significant loss” from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a “reasonable possibility” as having a probability of at least 10.0%. In assessing whether the projected results of the reinsured business constitute a “significant loss”, the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the “aggregate projected loss”), to an estimate of the reinsurer’s investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows — Non-cash Transactions

The Company received $94.1 million in bonds and $5.9 million in cash during 2001 as a capital contribution from MONY Life.

New Accounting Pronouncements

On January 1, 2001 the Company adopted FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company’s use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company’s financial position or results of operations.

On January 1, 2001 the Company adopted FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125” (“SFAS 140”). SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other then sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within such year, except that assets held for sale as a result of disposal activities initiated prior to the effective date of SFAS 144 may be accounted for in accordance with prior guidance until the end of the fiscal year in which SFAS 144 is effective. SFAS 144 retains many of the same provisions as SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the statements of income and comprehensive income. The Company had real estate that meets the definition of a component of the entity. Substantially all of the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. The carrying value of real estate to be disposed of at December 31, 2002 was $0.1 million. The Company’s pretax loss from real estate to be disposed of for the year ended December 31, 2002, which is reported in the Company’s statement of income and comprehensive income as a discontinued operation, was $1.2 million.

Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2002

In January 2003, the SFAS issued SFAS Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as “variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of Interpretation 46 is not expected to have a material impact on the Company’s earnings or financial position.

3.    Related Party Transactions:

MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that state.

The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the years ended December 31, 2002, 2001 and 2000, the Company incurred expenses of $61.8 million, $67.9 million, and $55.9 million, as a result of such allocations. At December 31, 2002 and 2001 the Company had a payable to MONY Life in connection

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

with this service agreement of $17.2 million and $46.6 million, respectively, which is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.7 million, $0.8 million and $0.8 million for each of the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company had a payable to MONY Life related to this agreement of approximately $0.1 million and $0.3 million at December 31, 2002 and 2001, respectively, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $3.2 million, $3.6 million, and $3.6 million for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, the Company recorded an intercompany payable of $0.4 million and $1.2 million at December 31, 2002 and 2001, respectively, related to these agreements, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

In 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to the Company, for the benefit of MONY Life’s consolidation of site locations to New York City. Debt service under the bonds is funded by lease payments by MONY Life to the bond trustee for the benefit of the bondholder. At December 31,2002, IDA bonds outstanding were $1.3 million. Lease payments for NY IDA were $0.2 million for each of the years ended, December 31, 2002 and 2001.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90.0% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90.0% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DPAC tax provision. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At December 31, 2002 and 2001, the Company recorded a payable of $15.2 million and $9.7 million, respectively, to USFL in connection with this agreement which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company recorded capital contributions from MONY Life of $150.0 million, $100.0 million and $50.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of December 31, 2002 is $42.2 million.

On May 29, 2002, the Company borrowed $121.0 million from the MONY Group in exchange for a demand note payable in the same amount. The note bore interest at a floating rate equal to Federal Funds Rate +0.15% per annum and had an original maturity date of May 28, 2003. The Company repaid the entire principal outstanding on the demand note plus interest of $1.2 million during the fourth quarter of 2002.

On August 30, 2002, the Company purchased eleven commercial mortgage loans from MONY Life. The purchase price for the mortgages was determined based on fair market value aggregating $148.6 million, which consisted of $146.8 million in principal and $1.8 million in premium. These mortgage loans are included in “Mortgage Loans on Real Estate” on the Company’s balance sheet.

4.    Investment Income, Realized and Unrealized Investment Gains (Losses), and Other Comprehensive Income:

Net investment income for the years ended December 31, 2002, 2001 and 2000 was derived from the following sources:

	2002	2001	2000
	($ in millions)
Fixed maturity securities	$87.3	$76.0	$75.0
Mortgage loans on real estate	14.8	8.9	11.2
Policy loans	6.3	4.3	4.5
Other investments (including cash & cash equivalents)	3.0	6.5	4.0

Total investment income	111.4	95.7	94.7
Investment expenses	3.9	4.5	4.3

Net investment income	$107.5	$91.2	$90.4

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Net realized gains (losses) on investments for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000
	($ in millions)
Fixed maturity securities	$(7.4)	$4.7	$(5.3)
Mortgage loans on real estate	(2.2)	0.8	0.1
Other invested assets	(0.6)	(0.2)	0.1

Net realized gains (losses) on investments	$(10.2)	$5.3	$(5.1)

The net change in unrealized investment gains (losses) represents the only component of other comprehensive income for the years ended December 31, 2002, 2001 and 2000. Following is a summary of the change in unrealized investment gains (losses) net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 2), which are reflected in Accumulated Other Comprehensive Income for the periods presented:

	2002	2001	2000
	($ in millions)
Change in unrealized gains (losses) on investments, net
Fixed maturity securities	$68.9	$23.5	$23.4

Subtotal	68.9	23.5	23.4
Effect on unrealized gains (losses) on investments attributable to:
DPAC	(38.1)	(14.7)	(13.9)
Deferred federal income taxes	(10.8)	(3.1)	(3.2)

Change in unrealized gains (losses) on investments, net	$20.0	$5.7	$6.3

The following table sets forth the reclassification adjustments required for the years ended December 31, 2002, 2001 and 2000 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2002	2001	2000
	($ in millions)
Reclassification Adjustments
Unrealized gains (losses) on investments	$23.2	$4.5	$4.8
Reclassification adjustment for gains included in net Income	(3.2)	1.2	1.5

Unrealized gains (losses) on investments, net of reclassification adjustments	$20.0	$5.7	$6.3

Unrealized gains (losses) on investments reported in the above table for the years ended December 31, 2002, 2001, and 2000, are net of income tax expense (benefit) of $12.5 million, $3.8 million, and $4.1 million, respectively, and $(40.6) million, $(17.4) million, and $(17.0) million, respectively, relating to the effect of such unrealized gains (losses) on DPAC.

Reclassification adjustments reported in the above table for the years ended December 31, 2002, 2001 and 2000 are net of income tax expense (benefit) of $(1.7) million, $(0.7) million, and $(0.8) million, respectively, and $2.5 million, $2.8 million, and $3.2 million, respectively, relating to the effect of such amounts on DPAC.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.    Investments:

Fixed Maturity Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2002 and December 31, 2001 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2002	2001	2002	2001	2002	2001	2002	2001
	($ in millions)
U.S. Treasury securities and obligations of U.S. Government agencies	$187.6	$56.5	$14.7	$1.3	$0.0	$0.0	$202.3	$57.8
Collateralized mortgage obligations:
Government agency-backed	16.6	39.3	1.0	0.8	0.0	0.3	17.6	39.8
Non-agency backed	14.5	36.8	0.8	1.2	0.0	0.0	15.3	38.0
Other asset-backed securities:
Government agency-backed	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Non-agency backed	138.0	131.9	5.5	4.0	1.2	1.0	142.3	134.9
Public utilities	83.6	69.1	6.2	2.2	0.6	0.7	89.2	70.6
Foreign Government	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Corporate	982.7	842.0	66.7	21.8	6.1	10.5	1,043.3	853.3
Affiliates	1.3	1.4	0.2	0.1	0.0	0.0	1.5	1.5

Total Bonds	1,424.3	1,177.0	95.2	31.4	7.9	12.5	1,511.5	1,195.9
Redeemable Preferred Stock	25.0	25.0	0.9	0.0	0.0	0.0	25.9	25.0

Total	$1,449.3	$1,202.0	$96.1	$31.4	$7.9	$12.5	$1,537.4	$1,220.9

The carrying value of the Company’s fixed maturity securities at December 31, 2002 and 2001 is net of cumulative impairment adjustments in value deemed to be “other than temporary” of $13.1 million and $3.5 million, respectively.

At December 31, 2002 and 2001, there were no fixed maturity securities which were non-income producing for the twelve months preceding such dates.

The Company classifies fixed maturity securities which: (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or (iv) are deemed to have an “other than temporary impairment” in value, as “problem fixed maturity securities.” At December 31, 2002 and 2001, the carrying value of problem fixed maturity securities held by the Company was $71.2 million and $8.7 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities of companies that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2002 and 2001, the carrying value of potential problem fixed maturity securities held by the Company was $0.0 million and $1.1 million, respectively. In addition, at December 31, 2002 and 2001 the Company had no fixed maturity securities which have been restructured.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2002 are as follows:

	2002
	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$39.5	$40.7
Due after one year through five years	495.1	522.4
Due after five years through ten years	654.8	707.1
Due after ten years	90.8	92.0

Subtotal	1,280.2	1,362.2
Mortgage-backed and other asset-backed securities	169.1	175.2

Total	$1,449.3	$1,537.4

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturity securities may differ from contractual maturity securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sale of fixed maturity securities during 2002, 2001 and 2000 were $82.8 million, $84.5 million, and $40.9 million, respectively. Gains of $4.8 million, $4.1 million, and $0.5 million, and losses of $1.0 million, $0.0 million, and $2.1 million were realized on these sales in 2002, 2001, and 2000, respectively.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.    Mortgage Loans On Real Estate:

Mortgage loans on real estate at December 31, 2002 and 2001 consist of the following:

	2002	2001
	($ in millions)
Commercial mortgage loans	$275.4	$61.2
Agricultural mortgage loans	86.2	73.0

Total loans	361.6	134.2
Less: valuation allowances	(3.7)	(1.4)

Mortgage loans, net of valuation allowances	$357.9	$132.8

An analysis of the valuation allowances on mortgage loans on real estate for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	($ in millions)
Balance, beginning of year	$1.4	$1.4	$2.3
Increase (decrease) in allowance	2.3	0.2	(0.3)
Reduction due to pay-downs, pay-offs, and sales	0.0	0.0	(0.6)
Transfers to real estate	0.0	(0.2)	0.0

Balance, end of year	$3.7	$1.4	$1.4

At December 31, 2002 and 2001 the Company had no impaired mortgage loans with valuation allowances.

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

During 2002, 2001 and 2000, the Company recognized $0.3 million, $0.5 million, and $0.7 million, respectively, of interest income on impaired loans.

At December 31, 2002 and 2001, there were $0.0 million and $0.9 million mortgage loans which were non-income producing for the twelve months preceding such dates.

7.    Deferred Policy Acquisition Costs:

Policy acquisition costs deferred and amortized in 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	($ in millions)
Balance, beginning of year	$564.6	$483.5	$406.4
Costs deferred during the year	172.6	157.8	139.8
Amortized to expense during the year	(81.8)	(62.1)	(48.8)
Effect on DPAC from unrealized losses (see Note 2)	(38.0)	(14.6)	(13.9)

Balance, end of year	$617.4	$564.6	$483.5

8.    Federal Income Taxes:

The Company files a consolidated federal income tax return with MONY Life and MONY Life’s other subsidiaries. Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the Federal income tax expense (benefit) is presented below:

	2002	2001	2000
	($ in millions)
Federal income tax expense (benefit):
Current	$(56.0)	$(32.2)	$(17.6)
Deferred	47.2	33.6	25.6

Federal income tax (benefit) expense before discontinued operations	(8.8)	1.4	8.0

Discontinued operations	(0.4)	—	—

Total	$(9.2)	$1.4	$8.0

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Federal income taxes reported in the statements of income may be different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35.0%. The sources of the difference and the tax effects of each are as follows:

	2002	2001	2000
	($ in millions)
Tax at statutory rate	$(8.7)	$1.4	$9.6
Dividends received deduction	(1.0)	0.0	(1.7)
Other	0.9	0.0	0.1

Provision for income taxes before discontinued operations	$(8.8)	$1.4	$8.0

The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due pending the outcome of IRS examinations.

The components of deferred tax liabilities and (assets) at December 31, 2002 and 2001 are as follows:

	2002	2001
	($ in millions)
Deferred policy acquisition costs	$178.0	$164.1
Accrued expenses	(0.1)	1.0
Deferred compensation	0.2	0.2
Other, net	10.6	0.6

Total deferred tax liabilities	188.7	165.9

Policyholder and separate account liabilities	(80.7)	(96.8)
Real estate and mortgages	(2.2)	(0.3)
Fixed maturity securities	36.8	16.2

Total deferred tax (assets)	(46.1)	(80.9)

Net deferred tax liability	$142.6	$85.0

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

9.    Estimated Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments approximate their carrying amounts except for mortgage loans, long-term debt and investment-type contracts. The methods and assumptions utilized in estimating the fair values of the Company’s financial instruments are summarized as follows:

Fixed Maturity Securities

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

Mortgage Loans on Real Estate

The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2002 and 2001 the fair value of mortgage loans was $394.8 million and $138.3 million, respectively.

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

Investment-Type Contracts

The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2002 were $769.9 million and $748.3 million, respectively. The carrying value and fair value of annuities at December 31, 2001 were $559.4 million and $549.6 million, respectively.

10.    Reinsurance:

Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts except for the level term product, which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

The following table summarizes the effect of reinsurance for the years indicated:

	2002	2001	2000
	($ in millions)
Direct premiums	$39.8	$24.4	$13.2
Reinsurance assumed	63.9	41.4	29.8
Reinsurance ceded	(14.2)	(9.5)	(5.7)

Net premiums	$89.5	$56.3	$37.3

Universal life and investment type product policy fee income ceded	$26.3	$23.1	$20.3

Policyholders’ benefits ceded	$32.2	$26.9	$19.7

Policyholders’ benefits assumed	$24.7	$14.8	$5.5

The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

The Company’s retention limits on new business is $4.0 million for any one person for individual products, and $6.0 million for last survivor products.

11.    Securities Lending and Concentration of Credit Risk:

Securities Lending Risk

Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2002 and 2001, securities loaned by the Company under this agreement had a carrying value of approximately $186.8 million and $78.4 million, respectively. The minimum collateral on securities loaned is 102% of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

Concentration of Credit Risk

At December 31, 2002 and 2001, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 1.1% and 1.3% of total cash and invested assets, respectively.

The Company’s fixed maturity securities are diversified by industry type. The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 2002 are consumer goods and services of $351.3 million (22.9%), and non-government asset/mortgage backed securities of $157.6 million (10.2%). At December 31, 2001, the industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10% or more of the carrying value were consumer goods and services of $298.1 million (24.4%) and asset/mortgage backed securities of $212.9 million (17.4%).

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company holds below investment grade fixed maturity securities with a carrying value of $245.1 million at December 31, 2002. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2001, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $155.9 million.

The Company has investments in commercial and agricultural mortgage loans. The locations of properties collateralizing mortgage loans at December 31, 2002 and 2001 are as follows:

	2002		2001
	($ in millions)
Geographic Region
West	$103.6	28.9%	$43.2	32.5%
Southeast	54.8	15.3	29.6	22.3
Mountain	40.4	11.3	21.5	16.2
Southwest	42.2	11.8	19.7	14.8
Midwest	43.9	12.3	13.1	9.9
Northeast	73.0	20.4	5.7	4.3

Total	$357.9	100.0%	$132.8	100.0%

The states with the largest concentrations of mortgage loan investments at December 31, 2002 are: California, $51.8 million (14.5%); New York, $46.1 million (12.9%); Washington, $43.7 million (12.2%); District of Columbia, $31.8 million (8.9%); Pennsylvania, $27.1 million (7.6%); Colorado, $18.6 million (5.2%); Texas, $17.8 million (5.0%); and Missouri, $16.7 million (4.7%).

As of December 31, 2002 and 2001, the mortgage loan portfolio by property type is as follows:

	2002		2001
	($ in millions)
Property Type
Agricultural	$85.7	24.0%	$72.3	54.4%
Office buildings	173.2	48.3	28.9	21.8
Hotel	17.5	4.8	17.7	13.3
Industrial	37.0	10.4	9.6	7.2
Retail	7.0	2.0	0.0	0.0
Other	36.2	10.1	2.9	2.2
Apartment buildings	1.3	0.4	1.4	1.1

Total	$357.9	100.0%	$132.8	100.0%

12.    Commitments and Contingencies:

(i)  Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (e.g., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have denied any wrongdoing and asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY Life and MLOA intend to defend themselves vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

(ii)  In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company is appealing, the Company recorded a charge aggregating $0.8 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $0.4 million of this charge is reflected in the income statement caption entitled “net realized losses” because it represents the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which is reflected in the income statement caption entitled “other operating costs and expenses” represents management’s best estimate of the interest that the court will require the Company to pay its former joint venture partner, as well as legal costs.

In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involved demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s results of operations.

At December 31, 2002, the Company had commitments to issue $0.8 million fixed and floating rate commercial mortgages ranging from 4.09% to 7.68%, and $5.3 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.25% to 6.55%.

13.    Statutory Financial Information and Regulatory Risk-Based Capital:

The statutory net loss reported by the Company for the years ended December 31, 2002, 2001 and 2000 was $91.9 million, $64.9 million, and $35.9 million, respectively. The statutory surplus of the Company as of December 31, 2002 and 2001 was $246.1 million and $189.4 million, respectively.

14.    Reorganization and Other Charges:

During the fourth quarter of 2002 and 2001, the Company recorded Reorganization and Other charges aggregating approximately $1.6 million and $20.7 million, respectively. Of these charges, $1.6 million and $6.8 million, respectively, met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 reorganization charge consisted of severance and related benefits resulting from headcount reductions in MONY Life’s home office and career agency system, as well as losses from abandonment of certain leased offices and equipment. The 2001 reorganization charge consisted of severance and related benefits of $7.4 million resulting from headcount reductions in MONY Life’s home office and career agency system, and $7.4 million of other miscellaneous items. The balance of the charge in 2001, $5.9 million, was unrelated to the reorganization activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) write-downs of certain information technology assets, and (iii) other miscellaneous items.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following tables summarize the components of the aforementioned charges recorded during 2002 and 2001, respectively:

2002	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges (1):
Severance benefits	$1.3	$—	$1.3
Leased offices	0.3	—	0.3

Total — Reorganization Charges	$1.6	$—	$1.6

(1) All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation (1)	$7.4	$—	$7.4
Leased offices (1)	1.4	—	1.4
Deferred policy acquisition costs	3.5	—	3.5
Other	2.5	—	2.5

Subtotal — Reorganization Charges	14.8	—	14.8

Other Charges:
Asset Impairments and Valuation Related Write-downs	—	2.5	2.5
Benefits to policyholders	2.1	—	2.1
Information technology assets	1.0	—	1.0
Other	0.3	—	0.3

Subtotal — Other Charges	3.4	2.5	5.9

Total — Reorganization and Other Charges	$18.2	$2.5	$20.7

(1)	Severance benefits aggregating $5.4 million and lease abandonment charges aggregating $1.4 million meet the definition of “restructuring charges” as defined by EITF 94-3.

All charges referred to as Reorganization Charges included in the table above, except $3.5 million related to deferred policy acquisition costs in 2001, are included in “Other Operating Costs and Expenses” in the Company’s income statement for the year ended December 31, 2001.

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated statements of financial position.

	December 31, 2001	Charges	Cash Payments	December 31, 2002
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$0.0	$1.3	$(0.1)	$1.2
Other restructure charges	1.4	0.3	(0.4)	1.3

Total Restructuring Charges Liability	$1.4	$1.6	$(0.5)	$2.5

15.    Subsequent Event (Unaudited)

In March 2003, litigation relating to the disposition of a real estate asset discussed in Note 12(ii) was settled for approximately $0.2 million less than the 2002 charge. Accordingly, during the first quarter of 2003 the Company will reverse such over-accrual to income.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 11.    Executive Compensation

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 13.    Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 14.    Controls and Procedures

Within the 90-day period prior to the filling of this Report, an evaluation was carried out under the supervision and with the participation of MLOA’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in MLOA’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statements, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1)	Financial Statements.

See Index to Financial Statements included at page 29 hereto.

(2)	Exhibits
(a)	The exhibits are listed in the Exhibit Index that begins on page E-1.
(b)	Reports on Form 8-K.

No report on Form 8-K was filed during the period covered by this report.

EXHIBIT INDEX

Exhibit Number	Description

1.1

Form of Underwriting Agreement among the Registrant, MONY Securities Corp. and MONY Series Fund, Inc. (filed as Exhibit 3(a) to Post-Effective Amendment No. 3 dated February 28, 1991 to Registration Statement No. 33-20453 and incorporated by reference herein).

3.1	Articles of Incorporation of the Registrant (filed as Exhibit 6(a) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein).

3.2	By-Laws of the Registrant (filed as Exhibit 6(b) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein).

4.1	Proposed forms of Flexible Payment Variable Annuity Contracts (filed as Exhibit 4 to Registration No. 333-59717 dated July 23, 1989 and incorporated by reference herein).

10.1

Services Agreement between the Registrant and The Mutual Life Insurance Company of New York (filed as Exhibit 5(ii) to Pre-Effective Amendment to Registration Statement Nos. 2-95501 and 811-4209) dated July 19, 1985 and incorporated by reference herein).

10.2	Investment Advisory Agreement between the Registrant and MONY Life Insurance Company of New York dated January 1, 1982 (filed herewith).

10.3

Amended and Restated Investment Advisory Agreement dated August 4, 1997 between the Registrant and MONY Series Fund, Inc. (filed as Exhibit 5(i) in Post-Effective Amendment No. 14 to Registration Statement dated February 27, 1998 (Registration Nos. 2-95501 and 811-04209) and incorporated by reference herein).

10.4	Service Agreement between the Registrant and MONY Life Insurance Company of New York, dated January 1, 1982 (filed herewith).

10.5	Services Agreement between the Registrant and MONY Life Insurance Company of New York, dated November 3, 1997 (filed herewith).

10.6	Forms of Registrant’s Policy Contract Riders (filed herewith).

21.1	Subsidiaries of the Registrant (omitted pursuant to General Instruction I to Form 10-K).

99.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York on March 27, 2003.

MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ MICHAEL ISOR ROTH
Michael Isor Roth Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title

/s/ MICHAEL ISOR ROTH Michael Isor Roth	Director, Chairman and Chief Executive Officer

/s/ SAMUEL JOSEPH FOTI Samuel Joseph Foti	Director, President and Chief Operating Officer

/s/ RICHARD DADDARIO Richard Daddario	Director, Executive Vice President and Chief Financial Officer

/s/ KENNETH MARC LEVINE Kenneth Marc Levine	Director, Executive Vice President and Chief Investment Officer

/s/ ARNOLD BROUSELL Arnold Brousell	Vice President, Controller and Chief Accounting Officer

/s/ MARGARET G. GALE Margaret G. Gale	Director and Vice President

/s/ STEVEN G. ORLUCK Steven G. Orluck	Director and Vice President

/s/ RICHARD E. CONNORS Richard E. Connors	Director and Vice President

/s/ EVELYN L. PEOS Evelyn L. Peos	Director and Vice President

/s/ MICHAEL SLIPOWITZ Michael Slipowitz	Director and Vice President

/s/ JAY M. COHEN Jay M. Cohen	Director, Vice President and Chief Compliance Officer

S-1

CERTIFICATIONS

I, Michael I. Roth, certify that:

1.	I have reviewed this annual report on Form 10-K of MONY Life Insurance Company of America;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Michael I. Roth
Michael I. Roth Chairman & Chief Executive Office

S-2

I, Richard Daddario, certify that:

1.	I have reviewed this annual report on Form 10-K of MONY Life Insurance Company of America;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Richard Daddario
Richard Daddario
Executive Vice President and Chief Financial Officer

S-3