Form 10-Q
period 2003-03-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2003-05-15
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 7, 2003, 2,500,000 shares of the Registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA

FORM 10-Q

*	Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: the Company could have further venture capital losses; the Company could be subjected to further downgrades by rating agencies and its claims-paying and financial-strength ratings; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipate could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

As of March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$1,552.6	$1,537.4
Mortgage loans on real estate	397.0	357.9
Policy loans	80.4	79.8
Real estate to be disposed of	0.1	0.1
Real estate held for investment	2.3	2.3
Other invested assets	15.3	11.4

	2,047.7	1,988.9

Cash and cash equivalents	44.3	33.2
Accrued investment income	31.2	27.9
Amounts due from reinsurers	44.6	54.0
Deferred policy acquisition costs	644.8	617.4
Current federal income taxes	57.8	47.6
Other assets	4.3	4.3
Separate account assets	2,847.6	2,911.3

Total assets	$5,722.3	$5,684.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Future policy benefits	$183.7	$179.6
Policyholders’ account balances	1,690.8	1,612.0
Other policyholders’ liabilities	75.3	89.2
Accounts payable and other liabilities	93.0	67.8
Note payable to affiliate (Note 5)	41.5	42.2
Deferred federal income taxes	152.2	142.6
Separate account liabilities	2,847.6	2,911.3

Total liabilities	5,084.1	5,044.7

Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par	499.7	499.7
Retained earnings	111.6	113.0
Accumulated other comprehensive income	24.4	24.7

Total shareholder’s equity	638.2	639.9

Total liabilities and shareholder’s equity	$5,722.3	$5,684.6

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended March 31, 2003 and 2002

	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$40.5	$36.3
Premiums	27.5	19.0
Net investment income	27.9	26.3
Net realized (losses)/gains on investments	(1.1)	0.2
Other income	6.0	4.1

	100.8	85.9

Benefits and Expenses:
Benefits to policyholders	35.3	25.8
Interest credited to policyholders’ account balances	21.8	17.5
Amortization of deferred policy acquisition costs	16.4	14.2
Other operating costs and expenses	29.0	16.3

	102.5	73.8

(Loss)/income from continuing operations before income taxes	(1.7)	12.1
Income tax (benefit)/expense	(0.4)	3.9

(Loss)/income from continuing operations	(1.3)	8.2
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit	(0.1)	—

Net (loss)/income	(1.4)	8.2
Other comprehensive loss, net	(0.3)	(3.5)

Comprehensive (loss)/income	$(1.7)	$4.7

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENT

OF CHANGES IN SHAREHOLDER’S EQUITY

For the Three-month Period Ended March 31, 2003

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 2002	$2.5	$499.7	$113.0	$24.7	$639.9
Comprehensive income:
Net loss			(1.4)		(1.4)
Other comprehensive loss				(0.3)	(0.3)

Comprehensive loss					(1.7)

Balance, March 31, 2003	$2.5	$499.7	$111.6	$24.4	$638.2

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the Three-month Periods Ended March 31, 2003 and 2002

	2003	2002
	($ in millions)
Net cash used in operating activities	$(3.7)	$(16.1)
Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	96.7	54.1
Mortgage loans on real estate	12.0	3.7
Other invested assets	—	0.2
Acquisitions of investments:
Fixed maturity securities	(115.7)	(56.5)
Mortgage loans on real estate	(51.5)	(5.7)
Other invested assets	—	(0.1)
Policy loans, net	(0.6)	(3.8)

Net cash used in investing activities	$(59.1)	$(8.1)

Cash flows from financing activities:
Repayment of note to affiliate	(0.6)	(0.6)
Receipts from annuity and universal life policies credited to policyholders’ account balances	200.2	172.3
Return of policyholders’ account balances on annuity and universal life policies	(125.7)	(155.3)

Net cash provided by financing activities	73.9	16.4

Net increase/(decrease) in cash and cash equivalents	11.1	(7.8)
Cash and cash equivalents, beginning of period	33.2	102.6

Cash and cash equivalents, end of period	$44.3	$94.8

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

The Company’s primary business is to provide life insurance, annuities, and corporate-owned and bank-owned life insurance (“COLI and BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of: (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corp. (“Trusted Advisors”). The Company’s Wholesale channel is comprised of: (i) MONY Partners, a division of MONY Life and (ii) MONY Life’s corporate marketing team which markets COLI and BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

2.  Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining: (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and impairment writedowns for other invested assets, (iv) costs associated with contingencies, and (v) litigation and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

3.  Federal Income Taxes:

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS — (Continued)

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

(ii) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $0.8 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately $0.4 million of this charge was reflected in the income statement caption entitled “Net Realized Losses” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption entitled “Other Operating Costs and Expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $0.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $0.2 million of which was recorded as realized gains and $0.1 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(iii) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse effect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS — (Continued)

unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(vi) At March 31, 2003, the Company had the following commitments outstanding: (i) $0.8 million for fixed rate agricultural loans with periodic interest rate reset dates with initial interest rates between 5.75% and 6.40%, and (ii) commercial mortgage commitments of $45.8 million with interest rates ranging from 3.99% to 7.75%. The Company had $19.0 million in commitments outstanding for private fixed maturity securities with an initial interest rates of between 3.95% and 4.375%.

5.  Related Party Transactions:

MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that state.

The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the three-month periods ended March 31, 2003 and 2002, the Company incurred expenses of $37.7 million and $35.8 million, respectively, as a result of such allocations. At March 31, 2003 and December 31, 2002 the Company had a payable to MONY Life in connection with this service agreement of $37.8 million and $26.0 million, respectively, which is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.3 million and $0.1 million for each of the three-month periods ended March 31, 2003 and 2002, respectively. In addition, the Company had a payable to MONY Life related to this agreement of approximately $0.3 million and $0.1 million at March 31, 2003 and December 31, 2002, respectively, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $1.7 million and $0.4 million for the three-month periods ended March 31, 2003 and 2002, respectively. In addition, the Company recorded an intercompany payable of $1.8 million and $0.4 million at March 31, 2003 and December 31, 2002, respectively, related to these agreements, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

During 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to MONY Life Insurance Company of America on behalf of the Company, related to the Company’s consolidation of site locations to New York City. At March 31, 2003, IDA bonds outstanding were $1.4 million. NY IDA will use the lease payments to make principal and interest payments to the bondholder. Lease payments for NY IDA were $0.1 million for each of the three-month periods ended March 31, 2003 and 2002, respectively.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90.0% of all level

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS — (Continued)

term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90.0% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DPAC tax provision. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At March 31, 2003, the Company recorded a payable of $14.5 million to USFL in connection with this agreement, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of March 31, 2003 is $41.5 million.

6.  Reorganization and Other Charges:

During the fourth quarter of 2002 and 2001, the Company recorded “Reorganization and Other charges” aggregating approximately $1.6 million and $20.7 million, respectively. Of these charges, $1.6 million and $6.8 million, respectively, met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 reorganization charge consisted of severance and related benefits resulting from headcount reductions in MONY Life’s home office and career agency system, as well as losses from abandonment of certain leased offices and equipment. The 2001 reorganization charge consisted of severance and related benefits of $7.4 million resulting from headcount reductions in MONY Life’s home office and career agency system, and $7.4 million of other miscellaneous items. The balance of the charge in 2001, $5.9 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) write-downs of certain information technology assets, and (iii) other miscellaneous items. Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

	December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	March 31, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$1.2	$—	$0.8	$—	$0.4
Other restructure charges	1.3	—	0.2	—	1.1

Total Restructuring Charges Liability	$2.5	$—	$1.0	$—	$1.5

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim condensed financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s 2002 Annual Report of Form 10-K.

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

The Company’s profitability depends in large part upon: (i) price movements and trends in the securities markets, (ii) the amount of its assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products offered by the Company, (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of the Company’s insurance and annuity products hold and renew their contracts with the Company (referred to as “persistency”), which affects its ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, and (viii) the investment performance of its mutual fund and variable product offerings. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the Company’s claims paying ability ratings by Nationally Recognized Statistical Rating Organizations may affect the Company’s ability to compete in the marketplace for its products and services.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the levels of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings:

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

At March 31, 2003 the carrying value of the Company’s DPAC was $644.8 million. Approximately $121.4 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method, the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate return underlying this business is 8.0%, a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC, which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

During the first quarter of 2003, the Company revised its estimate of the ultimate amount of gross profits to be earned from its annuity in force block of business. This revision reflects the decline in annuity in force account values during the quarter due primarily to the deterioration of the equity securities markets, and an increase in profitability due to increased margins resulting from higher service fee revenues on underlying funds.

The Company’s calculation of annuity product DPAC asset balances as of March 31, 2003 incorporates an assumption of 2% returns in each later quarter of 2003, 10% in 2004, and a gradual decrease to 8% thereafter, for funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the death benefit guarantees. The Company’s anticipated earnings for 2003, which were disclosed at its Investment Community meeting on January 16, 2003 were predicated on a 7% return, which built in $2.6 million of variable annuity DPAC unlocking. Within a fairly wide range, any deviation from 7% will change earnings by approximately $0.9 million per 1% change in return. For example, a return of 8% would lead to a $0.9 million gain relative to plan, and a return of 6% would lead to a

$0.9 million loss. However, if the funds were to lose 10% or more of their value, the Company may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $1.7 million.

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

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities, or a deterioration in the credit quality of issuers, or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily” impaired, which may require a charge to the Company’s results of operations to recognize an impairment that could be material to its financial position and results of operations. See — Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks.

Further Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of the Company’s outlook for mortality experience and the amount at risk on the annuity contracts. At March 31, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of its in force annuity contracts) totaled approximately $688.9 million. At March 31, 2003, the Company carried a reserve of approximately $6.0 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of any new guidance issued by the AICPA, the Company might then have to establish additional reserves.

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

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. Refer to Note 2 to MLOA’s financial statements filed with the Securities and Exchange Commission on form 10-K for the year ended December 31, 2002 for a complete description of the Company’s significant accounting policies.

Investments –

The Company records investments in fixed maturity securities available for sale, equity securities, and investments in limited partnership interests accounted for using the equity method at fair value in the balance sheet. In most cases, the Company determines fair values using quoted market prices. However, valuation of certain investments, such as private placement fixed maturity securities, requires use of assumptions and estimates related to interest rates, default rates, collection of principal, and the timing of cash flows because quoted market prices are not available.

The Company records changes in the fair values of investments in fixed maturity securities available for sale and equity securities that are not considered to be other than temporarily impaired in other comprehensive income. For investments the Company considers to be other than temporarily impaired, the Company records an impairment loss, which is reflected in realized gains (losses) on investments. See — Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is other than temporarily impaired requires use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are other than temporarily impaired.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependant and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and results of operations are therefore sensitive to changes in: (i) the estimated cash flows of the mortgage loans, (ii) the value of the collateral, and (iii) the economic environment in general. At March 31, 2003 and December 31, 2002, the valuation allowance on these mortgage loans was $4.1 million and $3.7 million, respectively.

Deferred Policy Acquisition Costs and Insurance Reserves –

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally, Financial Accounting Standards Board (“FASB”) 60 for term and whole life insurance products and FASB 97 for universal life and investment-type contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See — Potential Forward Looking Risks Affecting Profitability.

Litigation, Contingencies and Restructuring Charges –

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 4 to the Unaudited Interim Condensed Financial Statements, the Company is party to various legal actions and proceedings in connection with its business. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of FASB 5 and FASB Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 6 to the Company’s Unaudited Interim Condensed Financial Statements, in both 2002 and 2001, the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Other Significant Estimates –

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets depends upon management’s assumption that future earnings will be sufficient to realize the deferred tax benefit.

Summary of Financial Results

The following table presents the Company’s results of operations for the three-month periods ended March 31, 2003 and 2002.

Results of Operations

	For the Three-Month Periods Ended March 31,
	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$40.5	$36.3
Premiums	27.5	19.0
Net investment income	27.9	26.3
Net realized (losses)/gains on investments	(1.1)	0.2
Other income	6.0	4.1

Total revenues	100.8	85.9

Benefits and expenses:
Benefits to policyholders	35.3	25.8
Interest credited to policyholders’ account balances	21.8	17.5
Amortization of deferred policy acquisition costs	16.4	14.2
Other operating costs and expenses	29.0	16.3

Total benefits and expenses	102.5	73.8

(Loss)/income from continuing operations before income taxes	(1.7)	12.1
Income tax (benefit)/expense	(0.4)	3.9

(Loss)/income from continuing operations	(1.3)	8.2
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit	(0.1)	—

Net (loss)/income	(1.4)	8.2
Other comprehensive loss, net	(0.3)	(3.5)

Comprehensive (loss)/income	$(1.7)	$4.7

Three-month Period Ended March 31, 2003 Compared to the Three-month Period Ended March 31, 2002

Universal life and investment-type policy fees –

Universal life and investment type product fees were $40.5 million for the three-month period ended March 31, 2003, an increase of $4.2 million, or 11.6%, from $36.3 million reported for the three-month period ended March 31, 2002. The increase is primarily attributable to higher fees of $4.7 million earned on the Company’s variable life insurance products, and lower reinsurance charges of $0.6 million. The higher fees earned on the variable life insurance products is the result of growth of the in-force block of business and favorable mortality, which allowed for increased fee recognition compared to the prior year period. The increase on the life insurance products was partially offset by lower mortality and expense charges of $1.7 million on the FPVA product due to lower separate account balances pursuant to stock market declines.

Premiums –

Premium revenue was $27.5 million for the three-month period ended March 31, 2003, an increase of $8.5 million, or 44.7%, from $19.0 million reported for the three-month period ended March 31, 2002. The increase was primarily the result of an increase in premiums assumed from USFL under the MODCO treaty, as well as higher new and renewal premiums on individual life products. These increases, aggregating $6.6 million, were primarily attributable to increased renewal premiums on USFL’s special risk insurance products and an increase in new and renewal premiums on the Company’s level term product. Single premium sales on immediate annuities increased by $1.9 million, which contributed to the remainder of the period over period increase.

Net investment income and realized (losses) gains on investments –

Net investment income was $27.9 million for the three-month period ended March 31, 2003, an increase of $1.6 million, or 6.1%, from $26.3 million reported for the three-month period ended March 31, 2002. The increase was primarily related to an increase in the average balance of invested assets, partially offset by a decline in interest rates resulting in lower investment yields.

Net realized losses on investments were $1.1 million for the three-month period ended March 31, 2003, a decrease of $1.3 million from net realized gains of $0.2 million reported for the three-month period ended March 31, 2002. The following table sets forth the components of net realized (losses) gains by investment category for the three-month periods ended March 31, 2003 and 2002.

	For the Three-Month Periods Ended
	2003	2002
	($ in millions)
Fixed maturity securities	$(1.0)	$0.8
Mortgage loans on real estate	(0.2)	—
Real estate	0.1	(0.6)

Total net realized (losses) gains	$(1.1)	$0.2

Other income –

Other income was $6.0 million for the three-month period ended March 31, 2003, an increase of $1.9 million, or 46.3%, compared to $4.1 million for the three-month period ended March 31, 2002. The increase was primarily due to an increase in sales of supplementary contracts.

Benefits to policyholders –

Benefits to policyholders were $35.3 million for the three-month period ended March 31, 2003, an increase of $9.5 million, or 36.8%, from $25.8 million reported for the three-month period ended March 31, 2002. The increase was primarily due to a $3.6 million increase in benefits on the Company’s life insurance products, higher supplementary contract and individual annuity reserves of $4.2 million, and higher Fixed Premium Variable Annuity (“FPVA”) death benefits of $1.7 million. The increased reserves on supplementary contracts and individual annuities were attributable to higher sales of these products, while the increased benefits on FPVA were attributable to higher provisions for guaranteed minimum death benefits due to unfavorable market conditions and a decline in assets under management. The increased benefits on the life insurance products are primarily due to an increase in assumed benefits under the MODCO treaty with USFL compared to the prior year period, which experienced unusually low mortality.

Interest credited to policyholders’ account balances –

Interest credited to policyholders’ account balances was $21.8 million for the three-month period ended March 31, 2003, an increase of $4.3 million, or 24.6%, from $17.5 million reported in for the three-month period ended March 31, 2002. The increase was primarily due to higher FPVA and Fixed Premium Deferred Annuity (“FPDA”) general account fund values and higher interest on new deposits on Corporate Sponsored Variable Universal Life (“CSVUL”) of $0.9 million, $1.7 million and $1.9 million, respectively.

Amortization of deferred policy acquisition costs –

Amortization of DPAC was $16.4 million for the three-month period ended March 31, 2003, an increase of $2.2 million, or 15.5%, from $14.2 million reported for the three-month period ended March 31, 2002. The increase was primarily attributable to the increase in DPAC aggregating $4.4 million in the VUL, level term and Universal Life (“UL”) product lines as these product lines grew. The increase on the life insurance products was partially offset by lower amortization of $2.0 million on the FPVA product caused by increased margins as a result of higher service revenue from underlying funds.

Other operating costs and expenses –

Other operating costs and expenses were $29.0 million for the three-month period ended March 31, 2003, an increase of $12.7 million, or 77.9%, from $16.3 million reported for the three-month period ended March 31, 2002. The increase was primarily due to increases in compensation and other general expenses, including amounts related to assumed business from USFL, offset by an increase in the deferral of expenses, which is directly related to the increase in new business.

Liquidity and Capital Resources

The Company’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturity securities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with the Company’s various life insurance and annuity products, operating expenses and income taxes. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “Investments.”

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular, and (iii) a significant re-evaluation of the prospective risks and returns of various asset classes. See “Investments.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at March 31, 2003 and December 31, 2002.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	As of March 31, 2003	Percent of Total	As of December 31, 2002	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$79.3	2.6%	$74.1	2.4%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	2,628.6	84.7	2,656.9	85.0

Subtotal	2,707.9	87.3	2,731.0	87.4
Subject to discretionary withdrawal — without adjustment at carrying value	395.6	12.7	392.7	12.6

Total annuity reserves and deposit liabilities (gross of reinsurance)	$3,103.5	100.0%	$3,123.7	100.0%

The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Three-Month Periods Ended March 31,
	2003	2002
	($ in millions)
Product Line:
Variable and universal life	$11.8	$16.2
Annuities(1)	84.6	92.5

Total	$96.4	$108.7

(1)	Excludes approximately $14.7 million and $6.7 million in 2003 and 2002, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

In July 1999, the Company responded to an increasing trend in surrenders by enhancing its variable annuity products by offering new investment fund choices. In addition to the product enhancements, the Company established a special conservation unit and began to offer policyholders the opportunity to exchange their contracts for a newly created more competitive series of products.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets, capital contributions and loans received from MONY Life and or MONY Group. During the three-month period ended March 31, 2003, the net cash outflow from operations was $3.7 million, a decrease in outflows of $12.4 million compared to an outflow of $16.1 million during the comparable prior year period. The reduction in cash outflows from operations was primarily due to an increase in cash collected on premiums and interest income, partially offset by an increase in death benefit payments. Additionally, the timing of the payment of commission and general insurance expenses had a favorable impact on cash inflows during the three-month period ended March 31, 2003. During the three-month period ended March 31, 2003, net cash inflows from financing activities were

$73.9 million, an increase of $57.5 million from $16.4 million in the comparable prior year period. This increase in inflows from financing activities was primarily due to an increase in deposits received on policyholder balances and lower surrenders (as noted in the table and discussion above).

The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of March 31, 2003, the Company had fixed maturity securities with a carrying value of $1,552.6 million, which were comprised of $840.4 million public and $712.2 million private fixed maturity securities. At that date, approximately 84.2% of the Company’s fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at March 31, 2003, the Company had cash and cash equivalents of $44.3 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

At March 31, 2003, the Company had the following commitments outstanding: (i) $0.8 million for fixed rate agricultural loans with periodic interest rate reset dates with initial interest rates between 5.75% and 6.40%, and (ii) commercial mortgage commitments of $45.8 million with interest rates ranging from 3.99% to 7.75%. The Company had $19.0 million in commitments outstanding for private fixed maturity securities with an initial interest rates of between 3.95% and 4.375%.

Of the $301.9 million in commercial mortgage loans in the Company’s investment portfolio at March 31, 2003, $8.2 million, $65.6 million, $0.0 million and $228.2 million are scheduled to mature in 2003, 2004, 2005 and thereafter, respectively.

At March 31, 2003, aggregate maturities of long-term debt based on required remaining principal payments for 2003 and the succeeding four years are $2.0 million, $2.8 million, $3.0 million, $3.2 million and $3.4 million, respectively, and $27.2 million thereafter.

Aggregate contractual debt service payments on the Company’s debt at March 31, 2003, for the remainder of 2003 and the succeeding four years are $4.0 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million, respectively, and $33.6 million thereafter.

At March 31, 2003, the adjusted Risk Based Capital (“RBC”) capital ratios of the Company were in excess of minimum capital requirements of the RBC guidelines.

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

Investment Results by Asset Category

	As of the Three-month Periods Ended March 31, ($ in millions, except %)
	2003		2002
	Net Investment Income Yield	Average Asset Balances	Net Investment Income Yield	Average Asset Balances
Fixed maturity securities available for sale, at fair value	6.4%	$1,458.4	7.0%	$1,205.4
Mortgage loans on real estate	7.2	377.5	7.7	133.8
Policy loans	6.3	80.1	9.1	73.5
Real estate	(3.3)	2.3	2.5	5.7
Other invested assets	(18.7)	13.3	21.0	15.0
Cash and cash equivalents	2.2	45.4	2.0	93.2

Total invested assets before investment expenses	6.3	$1,977.0	7.0%	$1,526.6

Investment expenses/other fee income	(0.7)		(0.1)

Total invested assets after investment expenses	5.6%		6.9%

The yield on general account invested assets (including net realized gains and losses on investments) was 5.4% and 7.0% for the three-month periods ended March 31, 2003 and 2002, respectively.

Fixed Maturity Securities

Fixed maturity securities consisted of publicly traded and privately placed debt securities and small amounts of preferred stock, and represented 71.4% and 76.0% of total invested assets at March 31, 2003 and December 31, 2002, respectively.

The securities valuation office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations”. The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations’ credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P). The following table presents our fixed maturity securities by NAIC designation and the equivalent rating of Nationally Recognized Statistical Rating Organizations (NRSRO), as well as the percentage, based on our fair values that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of March 31, 2003			As of December 31, 2002
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$696.1	47.7%	$740.2	$681.8	47.5%	$730.1
2	Baa	526.2	36.5	567.2	522.3	36.6	562.2
3	Ba	185.0	12.0	185.7	179.0	11.5	177.5
4	B	17.9	1.2	19.3	23.3	1.5	23.4
5	Caa and lower	14.3	1.0	14.7	17.9	1.2	18.3

	Subtotal	1,439.5	98.4	1,527.1	1,424.3	98.3	1,511.5
	Preferred stock	25.0	1.6	25.5	25.0	1.7	25.9

	Total fixed maturity securities	$1,464.5	100.0%	$1,552.6	$1,449.3	100.0%	$1,537.4

Of the Company’s total portfolio of fixed maturity securities at March 31, 2003, 84.2% were investment grade and 15.8% were below investment grade.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturity securities at March 31, 2003 and December 31, 2002.

As of March 31, 2003 the fair values of the Company’s problem and potential problem fixed maturity securities were $64.6 million and $0.0 million, respectively, which, in the aggregate, represented approximately 4.2% of total fixed maturity securities. As of December 31, 2002, the fair values of the Company’s problem and potential problem fixed maturity securities were $71.2 million and $0.0 million, respectively, which, in the aggregate, represented approximately 4.6% of total fixed maturity securities.

At March 31, 2003, the Company’s largest unaffiliated single concentration of fixed maturity securities was $85.8 million of which Federal Home Loan Mortgage Corporation (“FHLMC”) issued securities represented 4.1% of total invested assets. The largest non-government issuer consists of $22.1 million, which represented approximately 1.1% of total invested assets at March 31, 2003. No other individual non-government issuer represented more than 0.8% of total invested assets.

The Company held approximately $214.8 million and $175.2 million of mortgage-backed and asset-backed securities as of March 31, 2003 and December 31, 2002, respectively. Of such amounts, $65.2 million and $17.6 million, or 30.3% and 10.0%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association (“FNMA”), the FHLMC, and the Government National Mortgage Association (“GNMA”). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities (“MBSs”) and the limited extent of its holdings of more volatile types of MBSs mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2003 and December 31, 2002, 70.6% and 66.3% respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

The following table presents the types of MBSs, as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-Backed Securities

	As of March 31, 2003	As of December 31, 2002
	($ in millions)
CMOs	$24.5	$32.9
Asset-backed securities	130.3	133.6
Commercial MBSs	8.6	8.7
Pass-through securities	51.4	0.0

Total MBSs and asset-backed securities	$214.8	$175.2

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2003 and December 31, 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of March 31, 2003		As of December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$28.7	$29.3	$39.5	$40.7
Due after one year through five years	491.9	522.7	495.1	522.4
Due after five years through ten years	651.0	700.9	654.8	707.1
Due after ten years	82.2	84.9	90.8	92.0

Subtotal	1,253.8	1,337.8	1,280.2	1,362.2
Mortgage-backed and other asset-backed securities	210.7	214.8	169.1	175.2

Total	$1,464.5	$1,552.6	$1,449.3	$1,537.4

Mortgage Loans

Mortgage loans, consisting of commercial and agricultural loans, comprised 19.0% and 17.7% of total invested assets as of March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003 and December 31, 2002, commercial mortgage loans comprised $301.9 million and $272.2 million or 76.0% and 76.0% of total mortgage loan investments, respectively. Agricultural loans comprised $95.1 million and $85.7 million, or 24.0% and 23.9% of total mortgage loan investments at March 31, 2003 and December 31, 2002, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $28.1 million and represented 1.3% of general account invested assets as of March 31, 2003. No other mortgage loan represents more than 1.3% of invested assets. Total mortgage loans to the five largest borrowers accounted in the aggregate for 35.9% of the total carrying value of the commercial loan portfolio and less than 5.2% of total invested assets at March 31, 2003.

Problem, Potential Problem and Restructured Commercial Mortgages –

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

The Company reviews its commercial mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on “watchlist”, or which currently has a valuation allowance. Loans which are delinquent and loans in process of foreclosure are categorized by the Company as “problem” loans. Loans with valuation allowances, but which are not currently delinquent, and loans which are on watchlist are categorized by the Company as “potential problem” loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as “restructured” loans.

The carrying value of commercial mortgage loans at March 31, 2003 was $301.9 million. There are currently no valuation allowances netted against the carrying value, however, there can be no assurance that future valuation allowances will not be necessary. Any such valuation allowances may have a material adverse effect on the Company’s financial position and results of operations.

There were no problem, potential problem or restructured commercial mortgage loans at March 31, 2003.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2003 and December 31, 2002 such reserves were $3.7 million and $3.2 million, respectively.

Agricultural Mortgage Loans

Problem, Potential Problem and Restructured Agricultural Mortgages –

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages at March 31, 2003 and December 31, 2002 were $3.2 million and $2.8 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $1.5 million and $0.6 million at March 31, 2003 and December 31, 2002, respectively, and there were mortgage loans in the process of foreclosure of $0.5 million and $0.0 million at such dates.

In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of March 31, 2003 and December 31, 2002, such reserves were $0.5 million.

Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks

Management’s assessment of whether an investment by the Company in a debt or equity security is other than temporarily impaired is primarily based on the following factors:

•	management’s analysis of the issuer’s financial condition and trends therein,

•	the value of any collateral or guaranty,

•	the investment’s position in the issuer’s capital structure,

•	management’s analysis of industry fundamentals,

•	management’s assessment of the macro economic outlook, and

•	the consideration of other factors, including: any actions by rating agencies affecting the issuer, the period of time the fair value of a security has been at less than its cost, management’s expectations regarding the period of time required for a recovery of any current unrealized loss, and other relevant facts regarding the issuer.

The Company’s accounting policy provides that the Company, at the end of each reporting period, review all securities where the fair value thereof has declined below 80 percent of its current cost basis to determine whether such securities are “other than temporarily impaired”. In addition, pursuant to this policy, management reviews securities that have experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that the Company considers in making a determination that a security is other than temporarily impaired.

Once management determines that a security is “other than temporarily impaired” the impairment charge is measured based on the difference between the carrying value of the security and its fair value at the date the determination of impairment is made.

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the three-month period ended March 31, 2003 and the year ended December 31, 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be “other than temporarily impaired”.

	For the Three-month Period Ended March 31, 2003	For the Year Ended December 31, 2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$5.6	$10.5
Number of positions	5	13

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. The Company’s portfolio of common stocks is comprised of all public securities. Public securities are those that are registered with the Securities and Exchange Commission (“SEC”). Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities and common stocks as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the SEC or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations system (“NASDAQ”). Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a treasury security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At March 31, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $840.4 million and $712.2 million, respectively. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $824.7 million and $712.7 million, respectively.

At March 31, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $4.7 million, of which $1.6 million and $3.1 million related to public and private fixed maturity securities, respectively. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $7.9 million, of which $4.3 million and $3.6 million related to public and private fixed maturity securities, respectively.

In determining that the securities giving rise to the aforementioned unrealized losses were not other than temporarily impaired, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of other than temporary impairment charges that could have a material affect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security is subject to numerous risks, including: interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At March 31, 2003 and December 31, 2002, no single issuer constituted more than $1.1 million and $1.6 million of the Company’s gross unrealized losses, respectively. See “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio and concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities at March 31, 2003 and December 31, 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities.

Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2003

	By Investment Category, Credit Quality, and By Length of Time Unrealized
	Investment Grade						Non-Investment Grade
	($ in millions)
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
Public Fixed Maturity Securities:
Number of positions	6	1	1	0	0	8	0	0	0	0	0	0	8
Total Market Value	59.3	3.3	0.3	0	0	62.9	0	0	0	0	0	0	62.9
Total Amortized Cost	60.7	3.5	0.3	0	0	64.5	0	0	0	0	0	0	64.5
Gross Unrealized loss	1.4	0.2	0.0	0	0	1.6	0	0	0	0	0	0	1.6

Private Fixed Maturity Securities:
Number of positions	3	1	1	0	0	5	4	1	0	0	0	5	10
Total Market Value	27.0	11.8	8.9	0	0	47.7	20.0	4.4	0	0	0	24.4	72.1
Total Amortized Cost	27.5	11.9	9.0	0	0	48.4	21.8	5.0	0	0	0	26.8	75.2
Gross Unrealized loss	0.5	0.1	0.1	0	0	0.7	1.8	0.6	0	0	0	2.4	3.1

Total Fixed Maturity Securities:
Number of positions	9	2	2	0	0	13	4	1	0	0	0	5	18
Total Market Value	86.3	15.1	9.2	0	0	110.6	20.0	4.4	0	0	0	24.4	135.0
Total Amortized Cost	88.2	15.4	9.3	0	0	112.9	21.8	5.0	0	0	0	26.8	139.7
Gross Unrealized loss	1.9	0.3	0.1	0	0	2.3	1.8	0.6	0	0	0	2.4	4.7

As indicated in the above tables, there was one investment grade security position that had been in an unrealized loss position for more than 12 months as of March 31, 2003. The investment was not considered other than temporarily impaired because management believes that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not other than temporarily impaired.

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

	By Investment Category, Credit Quality, and By Length of Time Unrealized
	Investment Grade						Non-Investment Grade
	($ in millions)
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

For the three-month periods ended March 31, 2003, seven fixed maturity securities were sold which resulted in a gain of $4.3 million. Proceeds from the sales of these securities were approximately $61.5 million. There were five fixed maturity securities sold during the three-month period ended March 31, 2002.

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

Cumulative Impairment Adjustments and Provisions

For Valuation Allowances on Investments

	As of March 31, 2003			As of December 31, 2002
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed maturity securities	$18.4	$—	$18.4	$13.1	$—	$13.1
Mortgage loans on real estate(1)	—	4.1	4.1	—	3.7	3.7
Real estate held for investment	0.1	—	0.1	0.1	—	0.1
Real estate to be disposed of	—	—	—	—	—	—

Total	$18.5	$4.1	$22.6	$13.2	$3.7	$16.9

(1)	Includes $0.0 million and $0.0 million at March 31, 2003 and December 31, 2002, respectively, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

ITEM 4:     CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in MLOA’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 4 of the Unaudited Interim Condensed Financial Statements. Except as disclosed in Note 4, there have been no new material legal proceedings and no new material developments in matters previously reported in the Company’s 2002 Annual Report on Form 10-K. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

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

Date: May 15, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/S/ MICHAEL I. ROTH
Michael I. Roth Chairman and Chief Executive Officer

S-2

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/S/ RICHARD DADDARIO
Richard Daddario Vice President and Chief Financial Officer

S-3