Form 10-Q
period 2003-06-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2003-08-14
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

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

As of August 7, 2003, 2,500,000 shares of the Registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA

FORM 10-Q

*	Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: the Company could have further venture capital losses; the Company could be subjected to further downgrades by rating agencies and its claims-paying and financial-strength ratings; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; the Company may be required to recognize in its earnings “other than temporary impairment” charges on its investments in fixed maturity and equity securities held by it; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipate could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$1,562.8	$1,537.4
Mortgage loans on real estate	417.5	357.9
Policy loans	81.8	79.8
Real estate to be disposed of	0.1	0.1
Real estate held for investment	2.3	2.3
Other invested assets	12.5	11.4

	2,077.0	1,988.9

Cash and cash equivalents	57.0	33.2
Accrued investment income	29.0	27.9
Amounts due from reinsurers	48.5	54.0
Deferred policy acquisition costs	662.2	617.4
Current federal income taxes	69.7	47.6
Other assets	5.0	4.3
Separate account assets	3,139.1	2,911.3

Total assets	$6,087.5	$5,684.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Future policy benefits	$185.8	$179.6
Policyholders’ account balances	1,757.2	1,612.0
Other policyholders’ liabilities	85.3	89.2
Accounts payable and other liabilities	59.9	67.8
Note payable to affiliate (Note 5)	40.9	42.2
Deferred federal income taxes	168.9	142.6
Separate account liabilities	3,139.1	2,911.3

Total liabilities	5,437.1	5,044.7

Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par	499.7	499.7
Retained earnings	119.5	113.0
Accumulated other comprehensive income	28.7	24.7

Total shareholder’s equity	650.4	639.9

Total liabilities and shareholder’s equity	$6,087.5	$5,684.6

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended June 30, 2003 and 2002

	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$43.2	$41.0
Premiums	31.6	22.1
Net investment income	32.3	25.3
Net realized gains/(losses) on investments	4.3	(2.5)
Other income	6.0	3.4

	117.4	89.3

Benefits and Expenses:
Benefits to policyholders	44.5	34.5
Interest credited to policyholders’ account balances	22.4	17.6
Amortization of deferred policy acquisition costs	10.0	19.3
Other operating costs and expenses	29.6	27.2

	106.5	98.6

Income/(loss) from continuing operations before income taxes	10.9	(9.3)
Income tax expense/(benefit)	3.0	(3.0)

Income/(loss) from continuing operations	7.9	(6.3)
Discontinued operations: income from real estate to be disposed of, net of income tax expense	—	—

Net income/(loss)	7.9	(6.3)
Other comprehensive income, net	4.3	8.5

Comprehensive income	$12.2	$2.2

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Six-month Periods Ended June 30, 2003 and 2002

	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$83.7	$77.3
Premiums	59.0	41.0
Net investment income	60.2	51.6
Net realized gains/(losses) on investments	3.2	(2.2)
Other income	12.0	7.5

	218.1	175.2

Benefits and Expenses:
Benefits to policyholders	79.8	60.3
Interest credited to policyholders’ account balances	44.1	35.1
Amortization of deferred policy acquisition costs	26.4	33.5
Other operating costs and expenses	58.6	43.5

	208.9	172.4

Income from continuing operations before income taxes	9.2	2.8
Income tax expense	2.6	1.0

Income from continuing operations	6.6	1.8
Discontinued operations: loss from real estate to be disposed of, net of income tax expense	(0.1)	—

Net income	6.5	1.8
Other comprehensive income, net	4.0	5.1

Comprehensive income	$10.5	$6.9

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENT

OF CHANGES IN SHAREHOLDER EQUITY

Six-month Period Ended June 30, 2003

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 2002	$2.5	$499.7	$113.0	$24.7	$639.9
Comprehensive income:
Net income			6.5		6.5
Other comprehensive income				4.0	4.0

Comprehensive income					10.5

Balance, June 30, 2003	$2.5	$499.7	$119.5	$28.7	$650.4

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the Six-month Periods Ended June 30, 2003 and 2002

	2003	2002
	($ in millions)
Net cash used in operating activities	$(52.0)	$(72.4)

Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	143.3	121.4
Mortgage loans on real estate	23.4	8.6
Other invested assets	—	0.4
Acquisitions of investments:
Fixed maturity securities	(140.7)	(202.4)
Mortgage loans on real estate	(82.9)	(23.8)
Other invested assets	(0.4)	(1.1)
Policy loans, net	(2.0)	(6.8)

Net cash used in investing activities	(59.3)	(103.7)

Cash flows from financing activities:
Proceeds of demand note payable to affiliate	—	121.0
Repayment of note to affiliate	(1.3)	(1.2)
Receipts from annuity and universal life policies credited to policyholders’ account balances	393.4	382.7
Return of policyholders’ account balances on annuity and universal life policies	(257.0)	(315.9)

Net cash provided by financing activities	135.1	186.6

Net increase in cash and cash equivalents	23.8	10.5
Cash and cash equivalents, beginning of period	33.2	102.6

Cash and cash equivalents, end of period	$57.0	$113.1

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

The Company’s primary business is to provide life insurance, annuities, and corporate-owned and bank-owned life insurance (“COLI and BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of: (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corp. (“Trusted Advisors”), a subsidiary of MONY Life. The Company’s Wholesale channel is comprised of: (i) MONY Partners, a division of MONY Life and (ii) MONY Life’s corporate marketing team which markets COLI and BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

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

The interim financial data as of June 30, 2003 and for the six-months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2003

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected have a material impact on the Company’s results of operations and financial position.

In April 2003, the FASB issued SFAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12(a) of SFAS 133

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

indicates that an embedded derivative must be separated from the host contract (“bifurcated”) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The adoption of DIG B36 is not expected to have a material impact on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following free-standing instruments: (i) mandatory redeemable instruments, (ii) financial instruments to repurchase an entity’s own equity instruments and (iii) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations and financial position.

In July 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i) separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of assets from the general account, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The adoption of SOP 03-1 is not expected to have a material impact on the Company’s results of operations and financial position.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. MONY Life and MLOA have been granted leave to file a dispositive motion dismissing these claims, brought on behalf of putative state-wide classes comprised of Massachusetts and Illinois purchasers only.

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

MONY Life and MLOA intend to defend themselves vigorously against these claims. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

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

(iv) At June 30, 2003, the Company had the following commitments outstanding: (i) $0.9 million for fixed rate agricultural loans with periodic interest rate reset dates with initial interest rates between 5.3% and 6.4%, and (ii) commercial mortgage commitments of $34.3 million with interest rates ranging from 4.0% to 11.5%. The Company had $22.0 million in commitments outstanding for private fixed maturity securities with initial interest rates of between 6.3% and 6.6%.

5.    Related Party Transactions:

MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that state.

The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. The Company incurred expenses of $33.4 million and $37.8 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $71.1 million and $73.6 million for the six-month periods ended June 30, 2003 and 2002, respectively, as a result of such allocations. At June 30, 2003 and December 31, 2002 the Company had a payable to MONY Life in connection with this service agreement of $10.9 million and $26.0 million, respectively, which is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.2 and $0.0 for each of the three-month periods ended June 30, 2003 and 2002, respectively, and $0.5 million and $0.1 million for each of the six-month periods ended June 30, 2003 and 2002, respectively. In addition, the Company had a payable to MONY Life related to this agreement of approximately $0.5 million and $0.1 million at June 30, 2003 and December 31, 2002, respectively, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $1.3 million and $0.5 million for the three-month periods ended June

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

30, 2003 and 2002, respectively, and $3.0 million and $1.1 million for the six-month periods ended June 30, 2003 and 2002, respectively. In addition, the Company recorded an intercompany payable of $1.2 million and $1.8 million at June 30, 2003 and December 31, 2002, respectively, related to these agreements, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

During 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to the Company on behalf of the Company, related to the Company’s consolidation of site locations to New York City. At June 30, 2003, IDA bonds outstanding were $1.5 million. NY IDA will use the lease payments to make principal and interest payments to the bondholder. Lease payments for NY IDA were $0.0 million for each of the three-month periods ended June 30, 2003 and 2002, respectively, and $0.1 million for each of the six-month periods ended June 30, 2003 and 2002, respectively.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90.0% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90.0% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DPAC tax provision. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At June 30, 2003, the Company recorded a payable of $14.8 million to USFL in connection with this agreement, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of June 30, 2003 is $40.9 million.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

technology assets, and (iii) other miscellaneous items. Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

	As of December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	As of June 30, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$1.2	$—	$(1.0)	$—	$0.2
Other restructure charges	1.3	—	—	0.2	1.5

Total Restructuring Charges Liability	$2.5	$—	$(1.0)	$0.2	$1.7

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

At June 30, 2003 the carrying value of the Company’s DPAC was $662.2 million. Approximately $122.4 million of this amount pertains to the Company’s variable annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its variable annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method, the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

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

During the second quarter of 2003, the Company increased its estimate of the ultimate amount of gross profits to be earned from its variable annuity in force block of business. This revision reflects an increase in variable annuity in force account values during the quarter due largely to the appreciation in the equity securities markets, and an increase in profitability due to increased margins resulting from higher service fee revenues on underlying funds.

The Company’s calculation of variable annuity product DPAC asset balances as of June 30, 2003 incorporates an assumption of 2% returns in each later quarter of 2003, 10% in 2004, and a gradual decrease to 8% thereafter, for funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the death benefit guarantees. The Company’s anticipated earnings for 2003, which were disclosed at its Investment Community meeting on January 16, 2003 were predicated on a 7% return, which built in $2.6 million of variable annuity DPAC unlocking. Within a fairly wide range, any deviation from 7% will change earnings by approximately $0.9 million per 1% change in return. For example, a return of 8% would lead to a $0.9 million gain relative to plan, and a return of 6% would lead to a

$0.9 million loss. However, if the funds were to lose 15% or more of their value, the Company may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $1.7 million.

The Company May Be Required to Recognize in its Earnings “Other Than Temporary Impairment” Charges on its Investments in Fixed Maturity and Equity Securities, As Well as Mark to Market Losses On Certain of its Venture Capital Investments

Management’s assessment of whether an investment in a debt or equity security is “other than temporarily impaired” is primarily based on the following factors:

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

Further Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of the Company’s outlook for mortality experience and the amount at risk on the annuity contracts. At June 30, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of its in force annuity contracts) totaled approximately $521.6 million. At June 30, 2003, the Company carried a reserve of approximately $4.7 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of any new guidance issued by the AICPA, the Company might then have to establish additional reserves.

Further Declines in Securities Market Prices Could Decrease the Company’s Revenues

As discussed above under the caption “— General Discussion of Factors Affecting Profitability,” revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

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

The interim financial data as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. Refer to Note 2 to MLOA’s financial statements filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002 for a complete description of the Company’s significant accounting policies.

Investments—

The Company records investments in fixed maturity securities available for sale, equity securities, and investments in limited partnership interests accounted for at fair value in the balance sheet. In most cases, the Company determines fair values using quoted market prices. However, valuation of certain investments, such as private placement fixed maturity securities, requires use of assumptions and estimates related to interest rates, default rates, collection of principal, and the timing of cash flows because quoted market prices are not available.

The Company records changes in the fair values of investments in fixed maturity securities available for sale and equity securities that are not considered to be other than temporarily impaired in other comprehensive income. For investments the Company considers to be other than temporarily impaired, the Company records an impairment loss, which is reflected in realized gains/(losses) on investments. See — Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is other than temporarily impaired requires use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are other than temporarily impaired.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependant and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and results of operations are therefore sensitive to changes in: (i) the estimated cash flows of the mortgage loans, (ii) the value of the collateral, and (iii) the economic environment in general. At June 30, 2003 and December 31, 2002, the valuation allowance on these mortgage loans was $4.3 million and $3.7 million, respectively.

Deferred Policy Acquisition Costs and Insurance Reserves—

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

Litigation, Contingencies and Restructuring Charges—

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

Other Significant Estimates—

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets depends upon management’s assumption that future earnings will be sufficient to realize the deferred tax benefit.

Summary of Financial Results

The following table presents the Company’s results of operations for the six-month periods ended June 30, 2003 and 2002.

Results of Operations

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$83.7	$77.3
Premiums	59.0	41.0
Net investment income	60.2	51.6
Net realized gains/(losses) on investments	3.2	(2.2)
Other income	12.0	7.5

Total revenues	218.1	175.2

Benefits and expenses:
Benefits to policyholders	79.8	60.3
Interest credited to policyholders’ account balances	44.1	35.1
Amortization of deferred policy acquisition costs	26.4	33.5
Other operating costs and expenses	58.6	43.5

Total benefits and expenses	208.9	172.4

Income from continuing operations before income taxes	9.2	2.8
Income tax expense	2.6	1.0

Income from continuing operations	6.6	1.8
Discontinued operations: loss from real estate to be disposed of, net of income tax expense	(0.1)	—

Net income	6.5	1.8
Other comprehensive income, net	4.0	5.1

Comprehensive income	$10.5	$6.9

Six-month Period Ended June 30, 2003 Compared to the Six-month Period Ended June 30, 2002

Universal life and investment-type policy fees—

Universal life and investment type product fees were $83.7 million for the six-month period ended June 30, 2003, an increase of $6.4 million, or 8.3%, from $77.3 million reported for the comparable prior year period. The increase is primarily attributable to higher fees of $8.7 million earned on the Company’s variable universal life (“VUL”) and universal life (“UL”) products and lower reinsurance charges of $1.4 million, attributable to growth of the in-force block of those businesses, which allowed for increased fee recognition compared to the prior year period. The increase on the life insurance products was partially offset by lower mortality and expense charges of $3.7 million on the Fixed Premium Variable Annuity (“FPVA”) product due to slightly lower separate account fund balances.

Premiums—

Premium revenue was $59.0 million for the six-month period ended June 30, 2003, an increase of $18.0 million, or 43.9%, from $41.0 million reported for the comparable prior year period. The increase was primarily the result of an increase in premiums assumed from USFL under the modified coinsurance agreement (“MODCO”), as well as higher new and renewal premiums on level term products, aggregating $13.4 million. Single premium sales of the Company’s competitively priced immediate annuity products increased by $4.6 million, which contributed to the remainder of the period over period increase.

Net investment income and realized (losses)/gains on investments—

Net investment income was $60.2 million for the six-month period ended June 30, 2003, an increase of $8.6 million, or 16.7%, from $51.6 million reported for the comparable prior year period. The increase was primarily related to an increase in the average balance of invested assets.

Net realized gains on investments were $3.2 million for the six-month period ended June 30, 2003, an increase of $5.4 million from net realized losses of $2.2 million reported for the comparable prior year period. The following table sets forth the components of net realized gains/(losses) by investment category for the six-month periods ended June 30, 2003 and 2002.

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in millions)
Fixed maturity securities	$2.5	$(1.0)
Mortgage loans on real estate	0.5	(0.1)
Real estate	0.2	(1.1)

Total net realized gains/(losses)	$3.2	$(2.2)

Other income—

Other income was $12.0 million for the six-month period ended June 30, 2003, an increase of $4.5 million, or 60.0%, compared to $7.5 million for the comparable prior year period. The increase was primarily due to an increase in supplemental contract sales.

Benefits to policyholders—

Benefits to policyholders were $79.8 million for the six-month period ended June 30, 2003, an increase of $19.5 million, or 32.3%, from $60.3 million reported for the comparable prior year period. The increase was primarily due to a $12.2 million increase in benefits assumed from USFL and higher supplemental contract and individual annuity reserves of $7.0 million. The increase in assumed benefits under the MODCO treaty with USFL is attributable to an unusually high level of claims in the first six months of 2003 and an unusually low level of claims in the comparable prior year period. The increased reserves on supplemental contracts and individual annuities were attributable to higher sales of these products, while the increased benefits on FPVA were attributable to higher provisions for guaranteed minimum death benefits due to unfavorable market conditions and a decline in assets under management.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $44.1 million for the six-month period ended June 30, 2003, an increase of $9.0 million, or 25.6%, from $35.1 million reported for the comparable prior year period. The increase was primarily due to higher FPVA and Flexible Premium Deferred Annuity general account fund values of $1.6 million and $3.3 million, respectively, and new deposits on Corporate Sponsored Variable Universal Life (“CSVUL”) of $4.0 million.

Amortization of deferred policy acquisition costs—

Amortization of DPAC was $26.4 million for the six-month period ended June 30, 2003, a decrease of $7.1 million, or 21.2%, from $33.5 million reported for comparable prior year period. The decrease was primarily due to a decrease in CSVUL of $6.1 million due to greater net death claims and an $8.3 million decrease in the FPVA product due primarily to increased margins as a result of higher service revenue from underlying funds and an increase in future profitability due to improved market returns. This increase was offset by an increase aggregating $8.3 million primarily in the VUL and level term UL product lines as these blocks of business continue to grow.

Other operating costs and expenses—

Other operating costs and expenses were $58.6 million for the six-month period ended June 30, 2003, an increase of $15.1 million, or 34.7%, from $43.5 million reported for the comparable prior year period. The increase was primarily due to increases commissions and other general expenses, including amounts related to assumed business from USFL, offset by an increase in the deferral of expenses, which is directly related to the increase in new business.

Liquidity and Capital Resources

The Company’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturity securities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with the Company’s various life insurance and annuity products, operating expenses and income taxes. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See — Investments.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular, and (iii) a significant re-evaluation of the prospective risks and returns of various asset classes. See — Investments.

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at June 30, 2003 and December 31, 2002.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	As of June 30, 2003	Percent of Total	As of December 31, 2002	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$85.8	2.6%	$74.1	2.4%
Subject to discretionary withdrawal—with market value Adjustment or at carrying value less surrender charge	2,872.8	85.4	2,656.9	85.0

Subtotal	2,958.6	88.0	2,731.0	87.4
Subject to discretionary withdrawal—without adjustment at Carrying value	403.6	12.0	392.7	12.6

Total annuity reserves and deposit liabilities (gross of Reinsurance)	$3,362.2	100%	$3,123.7	100.0%

The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Six-month Periods Ended June 30,
	2003	2002
	($ in millions)
Product Line:
Variable and universal life	$28.0	$26.4
Annuities(1)	177.0	183.9

Total	$205.0	$210.3

(1)	Excludes approximately $14.8 million and $29.4 million for the six-month periods ended June 30, 2003 and 2002 respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA products and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

In July 1999, the Company responded to an increasing trend in surrenders by enhancing its variable annuity products by offering new investment fund choices. In addition to the product enhancements, the Company established a special conservation unit and began to offer policyholders the opportunity to exchange their contracts for a newly created more competitive series of products.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and capital contributions and loans received from MONY Life and or MONY Group. During the six-month period ended June 30, 2003, the net cash outflow from operations was $52.0 million, a decrease in outflows of $20.4 million compared to an outflow of $72.4 million during the comparable prior year period. The reduction in cash outflows from operations was primarily due to an increase in cash collected on premiums and interest income, partially offset by an increase in death benefit payments. During the six-month period ended June 30, 2003, net cash inflows from financing activities was $135.1 million, a decrease of $51.5 million from $186.6 million in the comparable prior year period. This decrease in inflows from financing activities was due primarily to the proceeds from the demand note payable to affiliate received in 2002, offset by surrenders (as noted in the table and discussion above).

The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of June 30, 2003, the Company had fixed maturity securities with a carrying value of $1,562.8 million, which were comprised of $841.9 million public and $720.9 million private fixed maturity securities. At that date, approximately 84.7% of the Company’s fixed maturity securities were designated in National Association of Insurance Commission (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by Standard & Poor’s (“S&P”). In addition, at June 30, 2003, the Company had cash and cash equivalents of $57.0 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

At June 30, 2003, the Company had the following commitments outstanding: (i) $0.9 million for fixed rate agricultural loans with periodic interest rate reset dates with initial interest rates between 5.3% and 6.4%, and (ii) commercial mortgage commitments of $34.3 million with interest rates ranging from 4.0% to 11.5%. The Company had $22.0 million in commitments outstanding for private fixed maturity securities with initial interest rates of between 6.3% and 6.6%.

Of the $309.4 million in commercial mortgage loans in the Company’s investment portfolio at June 30, 2003, $8.2 million, $65.2 million, $0.0 million and $236.0 million are scheduled to mature in 2003, 2004, 2005 and thereafter, respectively.

At June 30, 2003, aggregate maturities of long-term debt based on required remaining principal payments for 2003 and the succeeding four years are $1.3 million, $2.8 million, $3.0 million, $3.2 million and $3.4 million, respectively, and $27.2 million thereafter.

Aggregate contractual debt service payments on the Company’s debt at June 30, 2003, for the remainder of 2003 and the succeeding four years are $2.7 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million, respectively, and $33.6 million thereafter.

At June 30, 2003, the adjusted Risk Based Capital (“RBC”) capital ratios of the Company were in excess of minimum capital requirements of the RBC guidelines.

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

Investment Results by Asset Category

	As of the Three-month Periods Ended June 30,
	2003		2002
	Net Investment Income Yield	Average Asset Balances	Net Investment Income Yield	Average Asset Balances
	($ in millions, except %)
Fixed maturity securities available for sale, at fair value	6.8%	$1,456.9	6.8%	$1,244.3
Mortgage loans on real estate	7.7	407.2	7.7	141.3
Policy loans	6.7	81.1	9.9	76.9
Real estate.	12.0	2.4	(1.1)	5.1
Other invested assets	20.5	13.9	(11.1)	17.3
Cash and cash equivalents	1.5	45.1	2.2	81.8

Total invested assets before investment expenses	6.9%	$2,006.6	6.6%	$1,566.7

Investment expenses/other fee income	(0.5)		(0.1)

Total invested assets after investment expenses	6.4%		6.5%

	As of the Six-month Periods Ended June 30,
	2003		2002
	Net Investment Income Yield	Average Asset Balances	Net Investment Income Yield	Average Asset Balances
	($ in millions, except %)
Fixed maturity securities available for sale, at fair value	6.6%	$1,450.8	6.8%	$1,240.9
Mortgage loans on real estate	7.5	387.7	7.5	140.3
Policy loans	6.5	80.8	9.5	75.0
Real estate.	4.4	2.3	0.8	5.5
Other invested assets	1.5	11.9	3.3	18.8
Cash and cash equivalents	1.8	45.5	2.1	86.5

Total invested assets before investment expenses	6.7%	$1,979.0	6.7%	$1,567.0

Investment expenses/other fee income	(0.6)		(0.1)

Total invested assets after investment expenses	6.1%		6.6%

The yield on general account invested assets (including net realized gains and losses on investments) was 7.3% and 5.8% for the three-month periods ended June 30, 2003 and 2002, respectively and 6.4% and 6.3% for the six-month periods ended June 30, 2003 and 2002, respectively.

Fixed Maturity Securities

Fixed maturity securities consisted of publicly traded and privately placed debt securities and small amounts of preferred stock, and represented 73.2% and 76.0% of total invested assets at June 30, 2003 and December 31, 2002, respectively.

The securities valuation office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations”. The NAIC Designations closely mirror the Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P). The following table presents the Company’s fixed maturity securities by NAIC designation and the equivalent rating of NRSRO, as well as the percentage, based on the fair values that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of June 30, 2003			As of December 31, 2002
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$680.0	47.2%	$738.4	$681.8	47.5%	$730.1
2	Baa	541.0	37.5	585.7	522.3	36.6	562.2
3	Ba	178.0	11.8	184.4	179.0	11.5	177.5
4	B	17.6	1.2	19.0	23.3	1.5	23.4
5	Caa and lower	7.7	0.6	8.2	17.9	1.2	18.3

	Subtotal	1,424.3	98.3	1,535.7	1,424.3	98.3	1,511.5
	Preferred stock	25.0	1.7	27.1	25.0	1.7	25.9

	Total fixed maturity securities	$1,449.3	100.0%	$1,562.8	$1,449.3	100.0%	$1,537.4

Of the Company’s total portfolio of fixed maturity securities at June 30, 2003, 84.7% were investment grade and 15.3% were below investment grade.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturity securities at June 30, 2003 and December 31, 2002.

As of June 30, 2003 the fair values of the Company’s problem and potential problem fixed maturity securities were $57.8 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.7% of total fixed maturity securities. As of December 31, 2002, the fair values of the Company’s problem and potential problem fixed maturity securities were $71.2 million and $0.0 million, respectively, which, in the aggregate, represented approximately 4.6% of total fixed maturity securities.

At June 30, 2003, the Company’s largest unaffiliated single concentration of fixed maturity securities was $77.6 million of which Federal Home Loan Mortgage Corporation (“FHLMC”) issued securities represented 3.6% of total invested assets. The largest non-government issuer consisted of $19.7 million, which represented approximately 0.9% of total invested assets at June 30, 2003. No other individual non-government issuer represented more than 0.8% of total invested assets.

The Company held approximately $208.6 million and $175.2 million of mortgage-backed and asset-backed securities as of June 30, 2003 and December 31, 2002, respectively. Of such amounts, $60.7 million and $17.6 million, or 29.1% and 10.0%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association, the FHLMC, and the Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities (“MBSs”) and the limited extent of its holdings of more volatile types of MBSs mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 2003 and December 31, 2002, 69.4% and 66.3% respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

The following table presents the types of MBSs, as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-Backed Securities

	As of June 30, 2003	As of December 31, 2002
	($ in millions)
CMOs	$18.3	$32.9
Asset-backed securities	132.0	133.6
Commercial MBSs	8.4	8.7
Pass-through securities	49.9	0.0

Total MBSs and asset-backed securities	$208.6	$175.2

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of June 30, 2003 and December 31, 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of June 30, 2003		As of December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$22.4	$22.7	$39.5	$40.7
Due after one year through five years	492.7	530.6	495.1	522.4
Due after five years through ten years	654.7	715.4	654.8	707.1
Due after ten years	77.2	85.5	90.8	92.0

Subtotal	1,247.0	1,354.2	1,280.2	1,362.2
Mortgage-backed and other asset-backed securities	202.3	208.6	169.1	175.2

Total	$1,449.3	$1,562.8	$1,449.3	$1,537.4

Mortgage Loans

Mortgage loans, consisting of commercial and agricultural loans, comprised 19.6% and 17.7% of total invested assets as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003 and December 31, 2002, commercial mortgage loans comprised $309.4 million and $272.2 million or 74.1% and 76.0% of total mortgage loan investments, respectively. Agricultural loans comprised $108.1 million and $85.7 million, or 25.9% and 23.9% of total mortgage loan investments at June 30, 2003 and December 31, 2002, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $27.9 million and represented 1.3% of general account invested assets as of June 30, 2003. No other mortgage loan represented more than 1.3% of invested assets. Total mortgage loans to the five largest borrowers accounted in the aggregate for 34.9% of the total carrying value of the commercial loan portfolio and less than 5.1% of total invested assets at June 30, 2003.

Problem, Potential Problem and Restructured Commercial Mortgages—

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

The carrying value of commercial mortgage loans at June 30, 2003 was $309.4 million. There are currently no valuation allowances netted against the carrying value, however, there can be no assurance that future valuation allowances will not be necessary. Any such valuation allowances may have a material adverse effect on the Company’s financial position and results of operations.

There were no problem, potential problem or restructured commercial mortgage loans at June 30, 2003.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2003 and December 31, 2002 such reserves were $3.8 million and $3.2 million, respectively.

Agricultural Mortgage Loans

Problem, Potential Problem and Restructured Agricultural Mortgages—

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages at June 30, 2003 and December 31, 2002 were $2.7 million and $2.8 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $0.6 million and $0.6 million at June 30, 2003 and December 31, 2002, respectively, and there were mortgage loans in the process of foreclosure of $0.0 million and $0.0 million at such dates.

In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of June 30, 2003 and December 31, 2002, such reserves were $0.5 million and $0.5 million, respectively.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the six-month period ended June 30, 2003 and the year ended December 31, 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be “other than temporarily impaired”.

	For the Six- month Period Ended June 30, 2003	For the Year Ended December 31, 2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$5.6	$10.5
Number of positions	5	13

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

At June 30, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $841.9 million and $720.9 million, respectively. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $824.7 million and $712.7 million, respectively.

At June 30, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $2.3 million, of which $0.9 million and $1.4 million related to public and private fixed maturity securities, respectively. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $7.9 million, of which $4.3 million and $3.6 million related to public and private fixed maturity securities, respectively.

In determining that the securities giving rise to the aforementioned unrealized losses were not other than temporarily impaired, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of other than temporary impairment charges that could have a material affect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security is subject to numerous risks, including: interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At June 30, 2003 and December 31, 2002, no single issuer constituted more than $0.8 million and $1.6 million of the Company’s gross unrealized losses, respectively. See — Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality for information regarding the ratings by NRSRO of securities comprising the Company’s fixed maturity security portfolio and concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities at June 30, 2003 and December 31, 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities.

Gross Unrealized Losses on Fixed Maturity Securities As of June 30, 2003

	By Investment Category, Credit Quality, and By Length of Time Unrealized
	Investment Grade						Non-Investment Grade
	($ in millions)
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
Public Fixed Maturity Securities:
Number of positions	2	2	—	—	—	4	1	1	—	—	—	2	6
Total Market Value	13.6	12.7	—	—	—	26.3	7.0	5.0	—	—	—	12.0	38.3
Total Amortized Cost	13.7	13.4	—	—	—	27.1	7.1	5.0	—	—	—	12.1	39.2
Gross Unrealized loss	(0.1)	(0.7)	—	—	—	(0.8)	(0.1)	—	—	—	—	(0.1)	(0.9)

Private Fixed Maturity Securities:
Number of positions	1	—	—	—	—	1	3	2	—	—	—	5	6
Total Market Value	8.8	—	—	—	—	8.8	27.2	9.8	—	—	—	37.0	45.8
Total Amortized Cost	9.0	—	—	—	—	9.0	28.3	9.9	—	—	—	38.2	47.2
Gross Unrealized loss	(0.2)	—	—	—	—	(0.2)	(1.1)	(0.1)	—	—	—	(1.2)	(1.4)

Total Fixed Maturity Securities:
Number of positions	3	2	—	—	—	5	4	3	—	—	—	7	12
Total Market Value	22.4	12.7	—	—	—	35.1	34.2	14.8	—	—	—	49.0	84.1
Total Amortized Cost	22.7	13.4	—	—	—	36.1	35.4	14.9	—	—	—	50.3	86.4
Gross Unrealized loss	(0.3)	(0.7)	—	—	—	(1.0)	(1.2)	(0.1)	—	—	—	(1.3)	(2.3)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

	By Investment Category, Credit Quality, and By Length of Time Unrealized
	Investment Grade						Non-Investment Grade
	($ in millions)
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
Public Fixed Maturity Securities:
Number of positions	3	—	1	—	—	4	3	—	—	—	—	3	7
Total Market Value	34.9	—	8.8	—	—	43.7	13.1	—	—	—	—	13.1	56.8
Total Amortized Cost	36.6	—	9.0	—	—	45.6	14.8	—	—	—	—	14.8	60.4
Gross Unrealized loss	(1.7)	—	(0.2)	—	—	(1.9)	(1.7)	—	—	—	—	(1.7)	(3.6)

Private Fixed Maturity Securities:
Number of positions	5	5	—	—	—	10	8	—	—	—	—	8	18
Total Market Value	18.9	4.7	—	—	—	23.6	34.2	—	—	—	—	34.2	57.8
Total Amortized Cost	20.6	4.8	—	—	—	25.4	36.7	—	—	—	—	36.7	62.1
Gross Unrealized loss	(1.7)	(0.1)	—	—	—	(1.8)	(2.5)	—	—	—	—	(2.5)	(4.3)

Total Fixed Maturity Securities:
Number of positions	8	5	1	—	—	14	11	—	—	—	—	11	25
Total Market Value	53.8	4.7	8.8	—	—	67.3	47.3	—	—	—	—	47.3	114.6
Total Amortized Cost	57.2	4.8	9.0	—	—	71.0	51.5	—	—	—	—	51.5	122.5
Gross Unrealized loss	(3.4)	(0.1)	(0.2)	—	—	(3.7)	(4.2)	—	—	—	—	(4.2)	(7.9)

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

ITEM 4:    CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Michael I. Roth pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Daddario pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ RICHARD DADDARIO
Richard Daddario
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Date:  August 14, 2003

S-1