Form 10-Q
period 2003-09-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2003-11-14
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, 2,500,000 shares of the Registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA

FORM 10-Q

*	Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

i

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: satisfaction of the closing conditions set forth in the merger agreement among AXA Financial, Inc., AIMA Acquisition Co. and The MONY Group Inc., including the approval of The MONY Group Inc.’s shareholders and regulatory approvals; a significant delay in the expected completion of, or a failure to complete, the contemplated merger; the Company could have losses, including venture capital losses; the Company could be subjected to downgrades by rating agencies and its claims-paying and financial-strength ratings; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; the Company may be required to recognize in its earnings “other than temporary impairment” charges on its investments in fixed maturity and equity securities held by it; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; the Company may have higher operating expenses than anticipated; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

As of September 30, 2003 and December 31, 2002 (audited)

	September 30, 2003	December 31, 2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$1,584.3	$1,537.4
Mortgage loans on real estate	427.5	357.9
Policy loans	83.4	79.8
Real estate to be disposed of	0.1	0.1
Real estate held for investment	2.2	2.3
Other invested assets	14.2	11.4

	2,111.7	1,988.9

Cash and cash equivalents	72.2	33.2
Accrued investment income	34.9	27.9
Amounts due from reinsurers	53.6	54.0
Deferred policy acquisition costs	698.5	617.4
Current federal income taxes	76.0	47.6
Other assets	1.4	4.3
Separate account assets	3,205.9	2,911.3

Total assets	$6,254.2	$5,684.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Future policy benefits	$187.4	$179.6
Policyholders’ account balances	1,826.2	1,612.0
Other policyholders’ liabilities	86.7	89.2
Accounts payable and other liabilities	87.5	67.8
Note payable to affiliate (Note 6)	40.2	42.2
Deferred federal income taxes	172.7	142.6
Separate account liabilities	3,205.9	2,911.3

Total liabilities	5,606.6	5,044.7

Commitments and contingencies (Note 5)
Common stock $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par	499.7	499.7
Retained earnings	121.7	113.0
Accumulated other comprehensive income	23.7	24.7

Total shareholder’s equity	647.6	639.9

Total liabilities and shareholder’s equity	$6,254.2	$5,684.6

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended September 30, 2003 and 2002

	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$42.3	$42.0
Premiums	31.7	22.0
Net investment income	32.4	27.7
Net realized gains/(losses) on investments	2.0	(0.9)
Other income	6.2	3.6

	114.6	94.4

Benefits and Expenses:
Benefits to policyholders	39.8	30.7
Interest credited to policyholders’ account balances	23.8	18.7
Amortization of deferred policy acquisition costs	18.3	29.4
Other operating costs and expenses	30.2	22.2

	112.1	101.0

Income/(loss) from continuing operations before income taxes	2.5	(6.6)
Income tax expense/(benefit)	0.3	(2.3)

Income/(loss) from continuing operations	2.2	(4.3)
Discontinued operations: income from real estate to be disposed of, net of income tax expense	—	—

Net income/(loss)	2.2	(4.3)
Other comprehensive (loss)/income, net	(5.0)	7.4

Comprehensive (loss)/income	$(2.8)	$3.1

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Nine-month Periods Ended September 30, 2003 and 2002

	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$126.0	$119.2
Premiums	90.7	63.0
Net investment income	92.6	79.3
Net realized gains/(losses) on investments	5.2	(3.1)
Other income	18.2	11.1

	332.7	269.5

Benefits and Expenses:
Benefits to policyholders	119.6	91.0
Interest credited to policyholders’ account balances	67.9	53.7
Amortization of deferred policy acquisition costs	44.7	62.9
Other operating costs and expenses	88.9	65.6

	321.1	273.2

Income/(loss) from continuing operations before income taxes	11.6	(3.7)
Income tax expense/(benefit)	2.9	(1.3)

Income/(loss) from continuing operations	8.7	(2.4)
Discontinued operations: loss from real estate to be disposed of, net of income tax expense	—	—

Net income/(loss)	8.7	(2.4)
Other comprehensive (loss)/income, net	(1.0)	12.4

Comprehensive income	$7.7	$10.0

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENT

OF CHANGES IN SHAREHOLDER’S EQUITY

For the Nine-month Period Ended September 30, 2003

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 2002	$2.5	$499.7	$113.0	$24.7	$639.9
Comprehensive income:
Net income			8.7		8.7
Other comprehensive loss				(1.0)	(1.0)

Comprehensive income					7.7

Balance, September 30, 2003	$2.5	$499.7	$121.7	$23.7	$647.6

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the Nine-month Periods Ended September 30, 2003 and 2002

	2003	2002
	($ in millions)
Net cash used in operating activities	$(68.1)	$(87.6)

Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	226.5	205.1
Mortgage loans on real estate	28.0	20.4
Other invested assets	0.2	0.4
Acquisitions of investments:
Fixed maturity securities	(245.0)	(410.8)
Mortgage loans on real estate	(97.5)	(180.0)
Other invested assets	(0.6)	(1.4)
Policy loans, net	(3.5)	(7.0)

Net cash used in investing activities	(91.9)	(373.3)

Cash flows from financing activities:
Issuance of demand note payable to affiliate	—	121.0
Repayment of note to affiliate	(1.9)	(1.8)
Receipts from annuity and universal life policies credited to policyholders’ account balances	578.3	632.7
Return of policyholders’ account balances on annuity and universal life policies	(377.4)	(418.0)
Capital contribution	—	75.0

Net cash provided by financing activities	199.0	408.9

Net increase/(decrease) in cash and cash equivalents	39.0	(52.0)
Cash and cash equivalents, beginning of period	33.2	102.6

Cash and cash equivalents, end of period	$72.2	$50.6

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

2.    Merger:

On September 17, 2003, the Mony Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. and AIMA Acquisition Co. (the “AXA Agreement”), pursuant to which the MONY Group will become a wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”) in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and the MONY Group, the MONY Group’s shareholders will receive $31.00 in cash for each share of the MONY Group’s common stock.

The AXA Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of the Company’s shareholders. The transaction is expected to close in the first quarter of 2004.

3.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining: (i) deferred policy acquisition costs (“DPAC”), (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and impairment writedowns for other invested assets, (iv) costs associated with contingencies, and (v) litigation and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

The interim financial data as of September 30, 2003 and for the nine-month periods ended September 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations and financial position.

In April 2003, the FASB issued SFAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12(a) of SFAS 133 indicates that an embedded derivative must be separated from the host contract (“bifurcated”) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The Company is currently in the process of evaluating the impact that the adoption of DIG B36 will have on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following free-standing instruments: (i) mandatory redeemable instruments, (ii) financial instruments to repurchase an entity’s own equity instruments, and (iii) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations and financial position.

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

In October 2003, the FASB finalized the proposed FASB Staff Position 46-e Effective Date of Interpretation 46 (“FIN 46”), for Certain Interests Held by a Public Entity (“Staff Position 46-e”). Staff Position 46-e defers the latest date by which all public entities must apply SFAS Interpretation No. 46 Consolidation of Variable Interest Entities (“Interpretation 46”), to the first reporting period ending after December 15, 2003. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 was initially effective in January 2003 for investments made in variable interest entities after January 31, 2003 and it was effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The deferral applies to all variable interest entities and potential variable interest entities, both financial and non-financial in nature. Variable interest entities that were previously consolidated in issued financial statements under Interpretation 46 will not be unconsolidated. The adoption of Interpretation 46 is not expected to have a material impact on the Company’s results of operations and financial position.

4.    Federal Income Taxes:

Federal income taxes for interim periods have been computed using an estimated annual effective tax rate.

5.    Commitments and Contingencies:

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. MONY Life and MLOA have filed a dispositive motion seeking dismissal of the individual claims of the proposed class representatives, of the putative state-wide classes comprised of Massachusetts and Illinois purchasers only.

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

(ii) Between September 22 and October 8, 2003, ten substantially similar putative class action lawsuits were filed against MONY Group, its directors, AXA Financial and/or AIMA in the Court of Chancery of the State of Delaware in and for New Castle County, entitled Beakovitz v. AXA Financial, Inc., et al., C.A. No. 20559-NC (Sept. 22, 2003); Belodoff v. The MONY Group Inc., et al., C.A. No. 20558-NC (Sept. 22, 2003); Brian v. The MONY Group Inc., et al., C.A. No. 20567-NC (Sept. 23, 2003); Bricklayers Local 8 and Plasterers Local 233 Pension Fund v. The MONY Group Inc., et al., C.A. No. 20599-NC (Oct. 8, 2003); Cantor v. The MONY Group Inc., et al., C.A. No. 20556-NC (Sept. 22, 2003); E.M. Capital, Inc. v. The MONY Group Inc., et al., C.A. No. 20554-NC (Sept. 22, 2003); Garrett v. The MONY Group Inc., et al., C.A. No. 20577-NC (Sept. 25, 2003); Lebedda v. The MONY Group Inc., et al., C.A. No. 20590-NC (Oct. 3, 2003); Martin v. Roth, et al., C.A. No. 20555-NC (Sept. 22, 2003); and Muskal v. The MONY Group Inc., et al., C.A. No. 20557-NC (Sept. 22, 2003).

The complaints in these actions, all of which purport to be brought on behalf of a class consisting of all MONY Group stockholders, excluding the defendants and their affiliates, allege, among other things, that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and approving the merger agreement. The complaints also allege that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaints seek various forms of relief, including damages and injunctive relief that would, if granted, prevent completion of the merger. On November 4, 2003, the Delaware Chancery Court issued an order consolidating the ten actions under the caption: In Re The MONY Group, Inc. Shareholders Litigation, C.A. No. 20554–NC.

In addition, MONY Group, its directors and AXA Financial have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled Laufer v. The MONY Group, et al., Civ. No. 602957-2003 (Sept. 19, 2003) and North Border Investments v. Barrett, et al., Civ. No. 602984-2003 (Sept. 22, 2003). The complaints in these actions contain allegations substantially similar to those in the Delaware cases, and likewise purport to assert claims for breach of fiduciary duty against MONY Group and its directors and for aiding and abetting a breach of fiduciary duty against AXA Financial. The Laufer and North Border

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

complaints also seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. MONY Group intends to vigorously defend the actions.

(iii) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $0.8 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately $0.4 million of this charge was reflected in the income statement caption entitled “Net Realized Gains/(Losses) on Investments” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption entitled “Other Operating Costs and Expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $0.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $0.2 million of which was recorded as realized gains and $0.1 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(iv) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse effect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(v) At September 30, 2003, the Company had the following commitments outstanding: (i) $0.4 million for fixed rate agricultural loans with periodic interest rate reset dates with an initial interest rate of 6.4%, and (ii) commercial mortgage commitments of $48.4 million with interest rates ranging from 3.8% to 7.8%. The Company had $0.0 million in commitments outstanding for private fixed maturity securities.

6.    Related Party Transactions:

MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that state.

The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. The Company incurred expenses of $36.4 million and $37.3 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $107.5 million and $110.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively, as a result of such allocations. At September 30, 2003 and December 31, 2002 the Company had a payable to MONY Life in connection with this service agreement of $13.8 million and $26.0 million, respectively, which is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

portfolio. The amount of expenses incurred by the Company related to this agreement was $0.2 million and $0.1 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $0.7 million and $0.2 million for each of the nine-month periods ended September 30, 2003 and 2002, respectively. In addition, the Company had a payable to MONY Life related to this agreement of approximately $0.1 million and $0.1 million at September 30, 2003 and December 31, 2002, respectively, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $1.2 million and $0.5 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $4.1 million and $1.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. In addition, the Company recorded an intercompany payable of $1.1 million and $1.8 million at September 30, 2003 and December 31, 2002, respectively, related to these agreements, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

During 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to the Company on behalf of the Company, related to the Company’s consolidation of site locations to New York City. At September 30, 2003, IDA bonds outstanding were $1.4 million. NY IDA will use the lease payments to make principal and interest payments to the bondholder. Lease payments for NY IDA were $0.0 million for each of the three-month periods ended September 30, 2003 and 2002, respectively, and $0.1 million for each of the nine-month periods ended September 30, 2003 and 2002, respectively.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90.0% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90.0% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DPAC tax provision. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At September 30, 2003, the Company recorded a payable of $17.5 million to USFL in connection with this agreement, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of September 30, 2003 is $40.2 million.

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

7.    Reorganization and Other Charges:

During the fourth quarter of 2002 and 2001, the Company recorded “Reorganization and Other charges” aggregating approximately $1.6 million and $20.7 million, respectively, as part of the Company’s initiative to

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

enhance operating efficiency and more efficiently allocate resources and capital. Of these charges, $1.6 million and $6.8 million, respectively, met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 reorganization charge consisted of severance and related benefits resulting from headcount reductions in MONY Life’s home office and career agency system, as well as losses from abandonment of certain leased offices and equipment. The 2001 reorganization charge consisted of severance and related benefits of $7.4 million resulting from headcount reductions in MONY Life’s home office and career agency system, and $7.4 million of other miscellaneous items. The remaining restructuring reserves primarily relate to lease abandonment costs and are expected to run-off through 2007. The balance of the charge in 2001, $5.9 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) write-downs of certain information technology assets, and (iii) other miscellaneous items. Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein.

During the third quarter of 2003, the Company recorded a charge of $0.1 million consisting of losses from the abandonment of additional leased offices. These reserves are expected to run-off through 2008.

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s balance sheet.

	As of December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	As of September 30, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$1.2	$—	$(1.1)	$—	$0.1
Other restructuring charges	1.3	0.1	(0.3)	—	1.1

Total Restructuring Charges Liability	$2.5	$0.1	$(1.4)	$—	$1.2

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim condensed financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s 2002 Annual Report on Form 10-K.

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

On September 17, 2003, the Mony Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. and AIMA Acquisition Co. (the “AXA Agreement”), pursuant to which the MONY Group will become a wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”) in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and the MONY Group, the MONY Group’s shareholders will receive $31.00 in cash for each share of the MONY Group’s common stock. The AXA Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of the Company’s shareholders. The transaction is expected to close in the first quarter of 2004.

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

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, the levels of retail securities trading volume, consumer sentiment, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings:

If the Merger with AXA Financial, Inc. Does Note Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically

If a majority of the outstanding shares are not voted in favor of the proposed merger with AXA Financial, Inc. (“AXA Financial”) or if the AXA Financial transaction does not close for any other reason, both the profitability and the financial condition of the Company could suffer severely. It is likely that, in that event, rating agencies would promptly lower their ratings of MONY Group’s senior debt and their financial strength ratings of MONY Life and the Company. This action could cause the Company either (a) to lose business to competitors, given that MONY Life’s distribution includes third-party channels with access to other, higher rated providers, or (b) to pay higher gross concessions to its distributors to maintain premium volume, resulting in lower profits. In addition, among other things, lower ratings could increase the rate of policy surrenders to MLOA, thereby reducing revenue to a level that would require a write-down of deferred acquisition costs. A ratings downgrade could also undermine MONY Life’s and the Company’s relationships with its distributors and, thus, MONY Group’s attractiveness to third parties as an acquisition candidate. Further, such a downgrade could impair the MONY Group’s ability to borrow money or to raise money by selling additional equity. This, in turn, could have a negative effect on the Company’s liquidity or the Company’s cost of capital.

In addition, a failure of the proposed merger with AXA Financial could have significant negative effects on MONY Life’s staff and agents. As to staff, many employees may have found other jobs by the time of the shareholder vote, in anticipation of losing their positions with MONY Life after the closing. The Company has a service agreement with MONY Life whereby MONY Life provides personnel services to the Company to conduct its business. In addition, the perceived instability of the MONY Group and its subsidiaries if the proposed transaction does not close could lead to additional employee and agent turnover.

Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet. The Company Might Have to Write-Off Deferred Policy Acquisition Costs Sooner Than Planned.

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

At September 30, 2003 the carrying value of the Company’s DPAC was $698.5 million. Approximately $145.9 million of this amount pertains to the Company’s variable annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its variable annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method, the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

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

The Company’s calculation of variable annuity product DPAC asset balances as of September 30, 2003 incorporates an assumption of 2% returns in each later quarter of 2003, 9.8% in 2004, and a gradual decrease to 8% thereafter, for funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the death benefit guarantees.

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

Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of the Company’s outlook for mortality experience and the amount at risk on the annuity contracts. At September 30, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of its in force annuity contracts) totaled approximately $480.5 million. At September 30, 2003, the Company carried a reserve of approximately $4.3 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) has issued guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of the new guidance issued by the AICPA, the Company will have to establish additional reserves.

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

Weakness in the Securities Markets Could Result in Increased Pension Costs

Although the Company has no employees, under a service agreement with MONY Life, the Company pays for services provided by MONY Life employees. Pension costs for such employees are based in part, on the rate of return assumption and the discount rate used to determine pension liabilities. Due to deteriorating economic conditions and the decline in the securities market valuations and interest rates, MONY Life lowered its assumed rate of return and discount rate, which will increase the net periodic pension expense in 2003 and thereafter and result in lower pre-tax earnings in 2003 for the Company.

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

The interim financial data as of September 30, 2003 and for the nine-month periods ended September 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. Refer to Note 2 to the Company’s financial statements filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002 for a complete description of the Company’s significant accounting policies.

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

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependant and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and results of operations are therefore sensitive to changes in: (i) the estimated cash flows of the mortgage loans, (ii) the value of the collateral, and (iii) the economic environment in general. At September 30, 2003 and December 31, 2002, the valuation allowance on these mortgage loans was $4.4 million and $3.7 million, respectively.

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

Litigation, contingencies and restructuring charges—

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 5 to the Unaudited Interim Condensed Financial Statements, the Company is party to various legal actions and proceedings in connection with its business. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of FASB 5 and FASB Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 7 to the Company’s Unaudited Interim Condensed Financial Statements, in both 2002 and 2001, the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Pension liabilities and the corresponding periodic expense—

The accounting for pension liabilities and the corresponding periodic expense requires assumptions with respect to the future return on pension plan assets, the discount rate used to determine the present value of pension liabilities, the rate of compensation increases, and the determination of the fair value of pension plan assets and the resultant unrealized gain or loss.

The assumption with respect to the future return on pension plan assets is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the pension plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), managements outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace.

The assumption as to the appropriate discount rate to be used to determine the present value of the pension liabilities is made by management after taking into consideration the Moody’s AA rate index. The assumption with respect to the rate of future compensation increases was made by management based on future expected salary trends.

The fair value of plan assets is determined as follows:

•	Public and Private Fixed Maturity Securities – The estimated fair values of public fixed maturity securities are based upon quoted market prices, where available. The fair values of private fixed maturity securities or public fixed maturity securities which are not actively traded are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

•	Public common stock – The fair value of public common stock investments are determined based on quoted market prices.

•	Real estate – The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.

The most significant assumptions underlying the valuation of the pension valuation are the assumed future rate of return on pension plan assets and the discount rate which, at January 1, 2003, were determined to be 8% and 6.625%, respectively. For every 50 basis point increase (decrease) in the expected long-term rate of return on pension plan assets, holding constant both the discount rate and other assumptions, pension expense will decrease (increase) by approximately $1.5 million and for every 50 basis point increase (decrease) in the discount rate, holding constant both the rate of return on plan assets and other assumptions, pension expense will decrease (increase) by approximately $3.5 million.

Other significant estimates—

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets depends upon management’s assumption that future earnings will be sufficient to realize the deferred tax benefit.

Summary of Financial Results

The following table presents the Company’s results of operations for the nine-month periods ended September 30, 2003 and 2002.

Results of Operations

	For the Nine-month Periods Ended September 30,
	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$126.0	$119.2
Premiums	90.7	63.0
Net investment income	92.6	79.3
Net realized gains/(losses) on investments	5.2	(3.1)
Other income	18.2	11.1

Total revenues	332.7	269.5

Benefits and expenses:
Benefits to policyholders	119.6	91.0
Interest credited to policyholders’ account balances	67.9	53.7
Amortization of deferred policy acquisition costs	44.7	62.9
Other operating costs and expenses	88.9	65.6

Total benefits and expenses	321.1	273.2

Income/(loss) from continuing operations before income taxes	11.6	(3.7)
Income tax expense/(benefit)	2.9	(1.3)

Income/(loss) from continuing operations	8.7	(2.4)
Discontinued operations: loss from real estate to be disposed of, net of income tax expense	—	—

Net income/(loss)	8.7	(2.4)
Other comprehensive (loss)/income, net	(1.0)	12.4

Comprehensive income	$7.7	$10.0

Nine-month Period Ended September 30, 2003 Compared to the Nine-month Period Ended September 30, 2002

Universal life and investment-type product policy fees—

Universal life and investment-type product policy fees were $126.0 million for the nine-month period ended September 30, 2003, an increase of $6.8 million, or 5.7%, from $119.2 million reported for the comparable prior year period. The increase was primarily attributable to increased fees of $12.3 million from the Company’s variable universal life (“VUL”) and universal life (“UL”) products, which was attributable to growth in the in-force block of those businesses, allowing for increased fee recognition. The increase on the life insurance products was partially offset by lower mortality and expense charges of $2.6 million on the Fixed Premium Variable Annuity (“FPVA”) product due to lower average FPVA separate account asset under management balances, and lower surrender charges of $2.4 million due to a negative market value adjustment of $1.7 million and lower surrender rates.

Premiums—

Premium revenue was $90.7 million for the nine-month period ended September 30, 2003, an increase of $27.7 million, or 44.0%, from $63.0 million reported for the comparable prior year period. The increase was primarily the result of an increase in premiums assumed from USFL under the modified coinsurance agreement (“MODCO”), as well as higher new and renewal premiums on level term products, aggregating $22.5 million. Sales of the Company’s life contingent immediate annuity product, which is very competitively priced, increased by $5.2 million, contributing to the remainder of the increase in premium revenue for the period.

Net investment income and realized gains/(losses) on investments—

Net investment income was $92.6 million for the nine-month period ended September 30, 2003, an increase of $13.3 million, or 16.8%, from $79.3 million reported for the comparable prior year period. The increase was primarily related to an increase in the average balance of invested assets.

Net realized gains on investments were $5.2 million for the nine-month period ended September 30, 2003, an increase of $8.3 million from net realized losses of $3.1 million reported for the comparable prior year period. The following table sets forth the components of net realized gains/(losses) by investment category for the nine-month periods ended September 30, 2003 and 2002.

	For the Nine-month Periods Ended September 30,
	2003	2002
	($ in millions)
Fixed maturity securities	$4.7	$(0.1)
Mortgage loans on real estate	0.4	(1.5)
Real estate	0.1	—
Other invested assets	—	(1.5)

Total net realized gains/(losses)	$5.2	$(3.1)

Other income—

Other income was $18.2 million for the nine-month period ended September 30, 2003, an increase of $7.1 million, or 64.0%, compared to $11.1 million for the comparable prior year period. The increase was primarily due to an increase in supplementary contract sales.

Benefits to policyholders—

Benefits to policyholders were $119.6 million for the nine-month period ended September 30, 2003, an increase of $28.6 million, or 31.4%, from $91.0 million reported for the comparable prior year period. The increase was primarily due to a $21.1 million increase in benefits assumed from USFL and higher supplementary contract and individual annuity reserves of $6.9 million. The increase in assumed benefits under the MODCO treaty with USFL was attributable to an unusually high level of claims in the first half of 2003 and an unusually low level of claims in the comparable prior year period. The increased reserves on individual annuities and supplementary contracts were attributable to higher sales of these products, while lower reserves for guaranteed minimum death benefits on the FPVA products were due to improving market conditions and an increase in assets under management.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $67.9 million for the nine-month period ended September 30, 2003, an increase of $14.2 million, or 26.4%, from $53.7 million reported for the comparable prior year period. The increase was primarily due to higher interest credited on FPVA, Flexible Premium Deferred Annuity (“FPDA”), and Corporate Sponsored Variable Universal Life (“CSVUL”) products of $1.7 million, $5.8 million and $6.3 million, respectively. The higher interest crediting on FPVA and FPDA was directly related to higher general account fund values, while the increase on CSVUL was attributable to an increase in the product’s in-force block.

Amortization of deferred policy acquisition costs—

Amortization of DPAC was $44.7 million for the nine-month period ended September 30, 2003, a decrease of $18.2 million, or 29.0%, from $62.9 million reported for comparable prior year period. The decrease was primarily due to a decrease in CSVUL of $2.9 million due to higher net death claims, and a $21.0 million decrease in amortization on the FPVA product. The decreased amortization on FPVA was due primarily to increased margins as a result of higher service revenue from underlying funds and an increase in future profitability due to improved market returns compared to the prior year period when market deteriorization triggered accelerated DPAC amortization. These increases were partially offset by an aggregate increase of $3.4 million primarily on the VUL, level term and UL product lines as these blocks of business continue to grow.

Other operating costs and expenses—

Other operating costs and expenses were $88.9 million for the nine-month period ended September 30, 2003, an increase of $23.3 million, or 35.5%, from $65.6 million reported for the comparable prior year period. The increase was primarily due to increased commissions and other general expenses, including amounts related to assumed business from USFL, offset by an increase in the deferral of expenses, which is directly related to the increase in new business.

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

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at September 30, 2003 and December 31, 2002.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	As of September 30, 2003	Percent of Total	As of December 31, 2002	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$87.9	2.6%	$74.1	2.4%
Subject to discretionary withdrawal—with market value adjustment or at carrying value less surrender charge	2,945.1	85.6	2,656.9	85.0

Subtotal	3,033.0	88.2	2,731.0	87.4
Subject to discretionary withdrawal—without adjustment at carrying value	406.9	11.8	392.7	12.6

Total annuity reserves and deposit liabilities (gross of reinsurance)	$3,439.9	100.0%	$3,123.7	100.0%

The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Nine-month Periods Ended September 30,
	2003	2002
	($ in millions)
Product Line:
Variable and universal life	$42.6	$38.4
Annuities(1)	256.1	294.3

Total	$298.7	$332.7

(1)	Excludes approximately $22.5 million and $46.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA products and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

In July 1999, the Company responded to an increasing trend in surrenders by enhancing its variable annuity products by offering new investment fund choices. In addition to the product enhancements, the Company established a special conservation unit and began to offer policyholders the opportunity to exchange their contracts for a newly created more competitive series of products.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and capital contributions and loans received from MONY Life, MONY Holdings, and or MONY Group. During the nine-month period ended September 30, 2003, the net cash outflow from operations was $68.1 million, a decrease in outflows of $19.5 million compared to an outflow of $87.6 million in the corresponding prior year period. The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. In the third quarter of 2002, MONY Life made a capital contribution to the Company of $75.0 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

As of September 30, 2003, the Company had fixed maturity securities with a carrying value of $1,584.3 million, which were comprised of $839.1 million public and $745.2 million private fixed maturity securities. At that date, approximately 85.3% of the Company’s fixed maturity securities were designated in National Association of Insurance Commission (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by Standard & Poor’s (“S&P”). In addition, at September 30, 2003, the Company had cash and cash equivalents of $72.2 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

At September 30, 2003, the Company had the following commitments outstanding: (i) $0.4 million for fixed rate agricultural loans with periodic interest rate reset dates with an initial interest rate of 6.4% and (ii) commercial mortgage commitments of $48.4 million with interest rates ranging from 3.8% to 7.8%. The Company had $0.0 million in commitments outstanding for private fixed maturity securities.

Of the $322.3 million in commercial mortgage loans in the Company’s investment portfolio at September 30, 2003, $8.1 million, $52.8 million, $0.0 million and $261.4 million are scheduled to mature in 2003, 2004, 2005 and thereafter, respectively.

At September 30, 2003, aggregate maturities of long-term debt based on required remaining principal payments for 2003 and the succeeding four years are $0.7 million, $2.8 million, $3.0 million, $3.2 million and $3.4 million, respectively, and $27.2 million thereafter.

Aggregate contractual debt service payments on the Company’s debt at September 30, 2003, for the remainder of 2003 and the succeeding four years are $1.3 million, $5.4 million, $5.4 million, $5.4 million and $5.4 million, respectively, and $33.6 million thereafter.

At September 30, 2003, the adjusted Risk Based Capital (“RBC”) capital ratios of the Company were in excess of minimum capital requirements of the RBC guidelines.

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

Investment Results by Asset Category

	As of the Nine-month Periods Ended September 30,
	2003		2002
	Net Investment Income Yield	Average Asset Balances	Net Investment Income Yield	Average Asset Balances
	($ in millions, except %)
Fixed maturity securities available for sale, at fair value	6.7%	$1,470.2	6.6%	$1,305.0
Mortgage loans on real estate	7.5	392.7	5.7	211.8
Policy loans	6.6	81.6	8.6	75.1
Real estate.	8.7	2.4	3.4	5.2
Other invested assets	(0.8)	12.8	4.2	17.7
Cash and cash equivalents	1.7	45.7	2.4	79.3

Total invested assets before investment expenses	6.7%	$2,005.4	6.4%	$1,694.1

Investment expenses/other fee income	(0.5)		(0.2)

Total invested assets after investment expenses	6.2%		6.2%

The yield on general account invested assets (including net realized gains and losses on investments) was 6.5% and 6.0% for the nine-month periods ended September 30, 2003 and 2002, respectively.

Fixed Maturity Securities

Fixed maturity securities consisted of publicly traded and privately placed debt securities and small amounts of preferred stock, and represented 72.5% and 76.0% of total invested assets at September 30, 2003 and December 31, 2002, respectively.

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

Total Fixed Maturity Securities by Credit Quality

		As of September 30, 2003			As of December 31, 2002
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$692.3	46.2%	$732.4	$681.8	47.5%	$730.1
2	Baa	575.7	39.1	619.0	522.3	36.6	562.2
3	Ba	148.0	9.8	155.9	179.0	11.5	177.5
4	B	51.1	3.4	53.5	23.3	1.5	23.4
5	Caa and lower	6.0	0.4	6.3	17.9	1.2	18.3

	Subtotal	1,473.1	98.9	1,567.1	1,424.3	98.3	1,511.5
	Preferred stock	15.0	1.1	17.2	25.0	1.7	25.9

	Total fixed maturity securities	$1,488.1	100.0%	$1,584.3	$1,449.3	100.0%	$1,537.4

Of the Company’s total portfolio of fixed maturity securities at September 30, 2003, 85.3% were investment grade and 14.7% were below investment grade.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturity securities at September 30, 2003 and December 31, 2002.

As of September 30, 2003 the fair values of the Company’s problem and potential problem fixed maturity securities were $59.6 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.8% of total fixed maturity securities. As of December 31, 2002, the fair values of the Company’s problem and potential problem fixed maturity securities were $71.2 million and $0.0 million, respectively, which, in the aggregate, represented approximately 4.6% of total fixed maturity securities.

At September 30, 2003, the Company’s largest unaffiliated single concentration of fixed maturity securities was $88.4 million of which Federal Home Loan Mortgage Corporation (“FHLMC”) issued securities represented 4.0% of total invested assets. The largest non-government issuer consisted of $22.3 million, which represented approximately 1.0% of total invested assets at September 30, 2003. No other individual non-government issuer represented more than 1.0% of total invested assets.

The Company held approximately $196.5 million and $175.2 million of mortgage-backed and asset-backed securities as of September 30, 2003 and December 31, 2002, respectively. Of such amounts, $51.7 million and $17.6 million, or 26.3% and 10.0%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association, the FHLMC, and the Government National Mortgage Association. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities (“MBSs”) and the limited extent of its holdings of more volatile types of MBSs mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 2003 and December 31, 2002, 67.4% and 66.3% respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

The following table presents the types of MBSs, as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-Backed Securities

	As of September 30, 2003	As of December 31, 2002
	($ in millions)
CMOs	$14.3	$32.9
Asset-backed securities	131.3	133.6
Commercial MBSs	8.3	8.7
Pass-through securities	42.6	0.0

Total MBSs and asset-backed securities	$196.5	$175.2

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 2003 and December 31, 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of September 30, 2003		As of December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$16.0	$16.0	$39.5	$40.7
Due after one year through five years	463.4	496.9	495.1	522.4
Due after five years through ten years	642.4	693.6	654.8	707.1
Due after ten years	174.6	181.3	90.8	92.0

Subtotal	1,296.4	1,387.8	1,280.2	1,362.2
Mortgage-backed and other asset-backed securities	191.7	196.5	169.1	175.2

Total	$1,488.1	$1,584.3	$1,449.3	$1,537.4

Mortgage Loans

Mortgage loans, consisting of commercial and agricultural loans, comprised 19.6% and 17.7% of total invested assets as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, commercial mortgage loans comprised $322.3 million and $272.2 million or 75.4% and 76.1% of total mortgage loan investments, respectively. Agricultural loans comprised $105.2 million and $85.7 million, or 24.6% and 23.9% of total mortgage loan investments at September 30, 2003 and December 31, 2002, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $27.8 million and represented 1.3% of general account invested assets as of September 30, 2003. No other mortgage loan represented more than 1.2% of invested assets. Total mortgage loans to the five largest borrowers accounted in the aggregate for 33.3% of the total carrying value of the commercial loan portfolio and less than 5.0% of total invested assets at September 30, 2003.

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

The carrying value of commercial mortgage loans at September 30, 2003 was $322.3 million. There are currently no valuation allowances netted against the carrying value, however, there can be no assurance that future valuation allowances will not be necessary. Any such valuation allowances may have a material adverse effect on the Company’s financial position and results of operations.

There were no problem, potential problem or restructured commercial mortgage loans at September 30, 2003.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2003 and December 31, 2002 such reserves were $3.9 million and $3.2 million, respectively.

Agricultural Mortgage Loans

Problem, Potential Problem and Restructured Agricultural Mortgages—

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages at September 30, 2003 and December 31, 2002 were $5.4 million and $2.8 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $3.3 million and $0.6 million at September 30, 2003 and December 31, 2002, respectively, and there were mortgage loans in the process of foreclosure of $0.0 million and $0.0 million at such dates.

In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 2003 and December 31, 2002, such reserves were $0.5 million and $0.5 million, respectively.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the nine-month period ended September 30, 2003 and the year ended December 31, 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be “other than temporarily impaired”.

	For the Nine- month Period Ended September 30, 2003	For the Year Ended December 31, 2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$6.0	$10.5
Number of positions	7	13

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

At September 30, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $839.1 million and $745.2 million, respectively. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $824.7 million and $712.7 million, respectively.

At September 30, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $4.0 million, of which $1.6 million and $2.4 million related to public and private fixed maturity securities, respectively. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $7.9 million, of which $4.3 million and $3.6 million related to public and private fixed maturity securities, respectively.

In determining that the securities giving rise to the aforementioned unrealized losses were not other than temporarily impaired, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of other than temporary impairment charges that could have a material affect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security is subject to numerous risks, including: interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At September 30, 2003 and December 31, 2002, no single issuer constituted more than $1.0 million and $1.6 million of the Company’s gross unrealized losses, respectively. See — Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality for information regarding the ratings by NRSRO of securities comprising the Company’s fixed maturity security portfolio and concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities at September 30, 2003 and December 31, 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities.

Gross Unrealized Losses on Fixed Maturity Securities As of September 30, 2003

	By Investment Category, Credit Quality, and By Length of Time Unrealized
	Investment Grade						Non-Investment Grade
	($ in millions)
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
Public Fixed Maturity Securities:
Number of positions	7	2	—	—	—	9	—	—	—	—	—	—	9
Total Market Value	75.8	21.9	—	—	—	97.7	—	—	—	—	—	—	97.7
Total Amortized Cost	76.4	22.9	—	—	—	99.3	—	—	—	—	—	—	99.3
Gross Unrealized loss	(0.6)	(1.0)	—	—	—	(1.6)	—	—	—	—	—	—	(1.6)

Private Fixed Maturity Securities:
Number of positions	6	—	—	1	—	7	1	2	—	—	—	3	10.0
Total Market Value	75.6	—	—	8.9	—	84.5	16.2	11.2	—	—	—	27.4	111.9
Total Amortized Cost	76.9	—	—	9.0	—	85.9	16.4	12.0	—	—	—	28.4	114.3
Gross Unrealized loss	(1.3)	—	—	(0.1)	—	(1.4)	(0.2)	(0.8)	—	—	—	(1.0)	(2.4)

Total Fixed Maturity Securities:
Number of positions	13	2	—	1	—	16	1	2	—	—	—	3	19
Total Market Value	151.4	21.9	—	8.9	—	182.2	16.2	11.2	—	—	—	27.4	209.6
Total Amortized Cost	153.3	22.9	—	9.0	—	185.2	16.4	12.0	—	—	—	28.4	213.6
Gross Unrealized loss	(1.9)	(1.0)	—	(0.1)	—	(3.0)	(0.2)	(0.8)	—	—	—	(1.0)	(4.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

	By Investment Category, Credit Quality, and By Length of Time Unrealized
	Investment Grade						Non-Investment Grade
	($ in millions)
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
Public Fixed Maturity Securities:
Number of positions	3	—	1	—	—	4	3	—	—	—	—	3	7
Total Market Value	34.9	—	8.8	—	—	43.7	13.1	—	—	—	—	13.1	56.8
Total Amortized Cost	36.6	—	9.0	—	—	45.6	14.8	—	—	—	—	14.8	60.4
Gross Unrealized loss	(1.7)	—	(0.2)	—	—	(1.9)	(1.7)	—	—	—	—	(1.7)	(3.6)

Private Fixed Maturity Securities:
Number of positions	5	5	—	—	—	10	8	—	—	—	—	8	18
Total Market Value	18.9	4.7	—	—	—	23.6	34.2	—	—	—	—	34.2	57.8
Total Amortized Cost	20.6	4.8	—	—	—	25.4	36.7	—	—	—	—	36.7	62.1
Gross Unrealized loss	(1.7)	(0.1)	—	—	—	(1.8)	(2.5)	—	—	—	—	(2.5)	(4.3)

Total Fixed Maturity Securities:
Number of positions	8	5	1	—	—	14	11	—	—	—	—	11	25
Total Market Value	53.8	4.7	8.8	—	—	67.3	47.3	—	—	—	—	47.3	114.6
Total Amortized Cost	57.2	4.8	9.0	—	—	71.0	51.5	—	—	—	—	51.5	122.5
Gross Unrealized loss	(3.4)	(0.1)	(0.2)	—	—	(3.7)	(4.2)	—	—	—	—	(4.2)	(7.9)

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

ITEM 4:    CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 5 of the Unaudited Interim Condensed Financial Statements. Except as disclosed in Note 5, there have been no new material legal proceedings and no new material developments in matters previously reported in the Company’s 2002 Annual Report on Form 10-K. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

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

Date:  November 14, 2003

S-1