Form 10-K
period 2003-12-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2004-03-30
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

No voting or non-voting common equity of the Registrant is held by non-affiliates of the Registrant as of March 8, 2004.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of March 8, 2004, 2,500,000 shares of the Registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the Reduced Disclosure Format.

*	Omitted pursuant to General Instruction I to Form 10-K.

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: satisfaction of the closing conditions set forth in the merger agreement among AXA Financial, Inc., AIMA Acquisition Co. and The MONY Group Inc., including the approval of The MONY Group Inc.’s shareholders and regulatory approvals; a significant delay in the expected completion of, or a failure to complete, the contemplated merger; the Company could experience losses, including venture capital losses; the Company could be subjected to further downgrades by rating agencies of its claims-paying and financial-strength ratings; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions deteriorate; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; the Company may be required to recognize in its earnings “other than temporary impairment” charges on investments in fixed maturity and equity securities held by it; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	Business

Organization and Business

MONY Life Insurance Company of America (the “Company” or “MLOA”), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998. MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC (“MONY Holdings”), a downstream holding company formed by The MONY Group Inc. (the “MONY Group”) on February 27, 2002. On April 30, 2002, MONY Group transferred all of its ownership interest in MONY Life to MONY Holdings.

The Company’s primary business is to provide life insurance, annuities and corporate-owned and bank-owned life insurance (“COLI and BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corporation (“Trusted Advisors”), now a division of MONY Securities Corporation (“MSC”), which is a wholly-owned subsidiary of MONY Life. The Company’s Wholesale distribution channel is comprised of: (i) MONY Partners, a division of MONY Life and (ii) MONY Life’s corporate marketing team which markets COLI and BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co., which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 14 to the Financial Statements for further information regarding MONY Group’s pending merger transaction with AXA Financial.

Information About Products

Life Insurance Products —

The Company offers a diverse portfolio of life insurance products consisting primarily of traditional life insurance, variable universal life insurance (“VUL”) and universal life insurance (“UL”).

The Company’s traditional protection products consist of whole life and term insurance products. The whole life insurance products vary in their level of premiums and guaranteed cash values, providing flexibility to the Company’s primary marketplace of high net worth individuals including small business owners, pre-retirees and family builders with varying needs. The Company’s term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a fixed number of years.

The Company’s VUL product provides all of the premium and death benefit flexibility associated with a UL product type. In addition, it provides the policyholder with the ability to direct the investment of premiums in a wide variety of investment funds with different objectives, including a guaranteed interest account. The Company also offers a regular UL product with interest credits that are based on the Company’s general investment portfolio which is primarily investment grade, fixed interest debt securities.

The Company also offers an Interest Sensitive Whole Life product which is a hybrid product featuring the comparatively higher degree of predictable growth and guarantees associated with a traditional whole life product and the upward growth potential associated with interest credits on new money typical within a UL product.

The Company’s COLI and BOLI products are flexible premium VUL products designed for corporate plan sponsors and banks. These products are specifically designed to have sub-accounts which purchase shares of externally managed mutual funds, as well as proprietary mutual funds available from MONY Life’s MONY Series Fund and Enterprise Accumulation Trust (“EAT”), or a guaranteed interest account.

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

Life Insurance in Force

The following table presents life insurance in force data for the periods indicated.

	As of December 31,
	2003	2002
	($ in millions)
Protection Products:
Traditional life:
Number of policies (in thousands)	49.0	42.3
Life reserves	$83.9	$95.5
Face amounts	$21,718.8	$16,448.0
Universal life:
Number of policies (in thousands)	38.4	39.5
Life reserves	$525.7	$494.0
Face amounts	$6,101.7	$5,574.7
Variable universal life:
Number of policies (in thousands)	52.9	54.3
Account values	$475.9	$351.4
Face amounts	$12,414.2	$12,763.8
Group universal life:
Number of policies (in thousands)	37.2	39.1
Life reserves	$63.1	$59.1
Face amounts	$1,397.4	$1,329.9
Corporate-owned life insurance:
Number of policies (in thousands)	6.9	5.5
Life reserves	$711.7	$495.3
Face amounts	$4,522.5	$3,618.5

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

The FPVA is a tax-deferred annuity contract that provides the contract holder with the flexibility to vary payments. In addition, after the annuity’s accumulation period, contract holders have the option to receive a lump sum distribution or elect various other pay-out options over the life of the annuitant. During the accumulation period, funds may be placed in one or more of the available guaranteed interest accounts or in one of a number of other variable investment options offered through the Company’s separate account. The FPDA is a tax-deferred annuity which offers a choice of guaranteed interest periods into which the contract holders can allocate payments into one or more of these periods to fit their time horizon. The SPIA contract provides for a single premium payment that is immediately annuitized to provide the annuitant with a guaranteed level income for life.

Variable annuity contract holders have a range of investment accounts in which to invest the assets held under their contracts. Currently these options are comprised of two proprietary fund families and 14 non-proprietary fund families consisting of 15 and 34 different investment options (or mutual funds), respectively, with a wide array of investment objectives. As of December 31, 2003, proprietary and non-proprietary funds accounted for approximately 75.9% and 24.1%, respectively, of variable annuity assets under management.

By offering a variable annuity with a wide variety of variable investment options and guaranteed interest accounts, the Company believes it has the ability to grow profitably in a variety of market environments. The guaranteed interest account within the Company’s variable annuities are generally more attractive to customers during periods of rising interest rates and/or declining equity securities markets, whereas variable investment options are generally more attractive to customers during periods of market expansion and for customers with a higher risk tolerance. In addition, the Company offers an FPDA product for those customers who want guaranteed interest rates over a variety of guaranteed interest periods.

The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company’s investment risks and capital requirements because the investment risk in such accounts is born by the contract holder. The wide array of investment fund options offered through the Company’s separate accounts also permits contract holders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company’s general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its annuity business.

As of December 31, 2003, the Company had $3.8 billion of assets under management with respect to its fixed and variable annuity products. Sales of fixed (which includes both FPDA and SPIA) and variable annuities were approximately $108.3 million and $359.3 million, respectively, in 2003. Variable annuity sales figures exclude approximately $29.4 million of exchanges relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrender old FPVA contracts and reinvest the proceeds in a new enhanced FPVA product offered by the Company.

The following table sets forth the variable annuity account values as of December 31, 2003, 2002 and 2001 as well as changes in the primary components of the account value during the years then ended.

Annuity Products — Individual Variable Annuity Account Value

	As of and for the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Beginning total account value	$2,825.5	$3,374.4	$3,816.8
Sales and other deposits(1)	359.3	353.1	348.7
Market appreciation	493.5	(492.9)	(380.0)
Surrenders and withdrawals(1)	(377.7)	(409.1)	(411.1)

Ending total account value	$3,300.6	$2,825.5	$3,374.4

(1)	Excludes approximately $29.4 million, $61.9 million and $176.9 million in 2003, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

The following table sets forth the flexible payment fixed annuity account values as of December 31, 2003 and 2002 as well as changes in the primary components of the account value during the years then ended.

Annuity Products — Individual Fixed Annuity Account Value

	As of and for the Years Ended December 31,
	2003	2002(1)
	($ in millions)
Beginning total account value	$104.4	$—
Sales and other deposits(1)	94.6	103.0
Market appreciation	8.4	1.6
Surrenders and withdrawals(1)	(4.4)	(0.2)

Ending total account value	$203.0	$104.4

(1)	The fixed annuity product was introduced in June, 2002.

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

MONY Life’s career agency distribution system consisted of 1,460 domestic career financial professionals at December 31, 2003. The sales force is organized as a managerial agency system, which is comprised of 34 agency managers as of December 31, 2003, who supervise the marketing and sales activities of financial professionals. Such professionals are managed by experience and productivity level within defined marketing territories in the United States.

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

The agency managers are all employees of MONY Life, while the career financial professionals are all independent contractors and not employees of MONY Life. MONY Life’s compensation arrangements with career financial professionals, which are based on a broker dealer type model, contain incentives for them to solicit applications for products issued by MONY Life and MLOA and for products issued by insurance companies not affiliated with MONY Life. These products are made available by MONY Life to the financial professional through MONY Brokerage, Inc. and MSC, both of which are wholly-owned subsidiaries of MONY Life. The career financial professionals receive a percentage of gross dealer concessions associated with each product sale that is made. The percentage paid to the career financial professionals is directly linked to their level of production.

MONY Life’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers, designed to more closely align the interests of the managers with those of MONY Life. MONY Life has several programs to recruit and train its career financial professionals. As a result of its recruiting programs and the alignment of its new agent financing program with its productivity-driven commission plus expense reimbursement arrangement, MONY Life hired 392 new financial professionals in 2003.

Trusted Advisors

The Company derives part of its sales through Trusted Advisors, now a division of MSC, which sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of MONY Life. Trusted Advisors became a division of MSC in December, 2003.

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

Life insurance business written by MLOA is ceded under various reinsurance contracts. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $16.6 billion, $13.2 billion and $10.1 billion at December 31, 2003, 2002, and 2001, respectively.

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

The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the Company’s financial statements at December 31, 2003 that was due from each reinsurer, including reinsurance recoverable reported in the financial statements under the caption “Amounts Due From Reinsurers” (which amounted to $59.6 million).

Reinsurers:

Lincoln National Life Insurance Company	56.9%
Allianz Life Insurance Company	12.5
RGA Reinsurance Company	12.3
Swiss Re Life Insurance Company of America	5.4
Transamerica Occidental LIC	5.1
All Other (1)	7.8

100.0%

(1)	No one reinsurer included herein exceeds 5% of the Company’s reinsurance recoverable.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL after January 1, 2000. See Note 4 to the Financial Statements.

Ratings

Third party ratings of claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the MONY Group’s life insurance subsidiaries, including the Company, and their ability to meet their obligations. Rating organizations continually review the financial performance and condition of insurers. Any lowering of the MONY Group’s life insurance subsidiaries’ ratings could have a material adverse effect on the Company’s ability to market its products and retain its current policyholders.

A.M. Best’s ratings for insurance companies currently range from “A++” to “F”, and some companies are not rated. A.M. Best publications indicate that “A” ratings are assigned to those companies that in A.M. Best’s opinion have achieved excellent overall performance when compared to the standards established by A.M. Best. “A” companies are considered to have a strong ability to meet their obligations to policyholders over a long period of time.

Moody’s Investor Service (“Moody’s”) ratings for insurance companies currently range from “Aaa” to “C”; Standard & Poors (“S&P”) ratings for insurance companies range from “AAA” to “CCC-”; and Fitch IBCA (“Fitch”) ratings for insurance companies range from “AAA” to “CCC-.” In evaluating a company’s financial and operating performance, Moody’s, S&P and Fitch review, among other things, its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competence of its management.

The following table presents the claims-paying ability and financial strength ratings of the MONY Group’s domestic life insurance subsidiaries as of December 31, 2003. Subsequent to December 31, 2003 all four rating agencies took certain actions with respect to their ratings of the MONY Group as discussed in the footnotes to the table below. These footnotes and the actions discussed therein are material to understanding the ratings.

December 31, 2003
S&P (1)
MONY Life	A+ (Strong)
MLOA	A+ (Strong)
U.S. Financial Life Insurance Company (“USFL”)	—

Moody’s (2)
MONY Life	A2 (Good)
MLOA	A2 (Good)
USFL	—

Fitch (3)
MONY Life	A+ (Strong)
MLOA	A+ (Strong)
USFL	—

A.M. Best (4)
MONY Life	A (Excellent)
MLOA	A (Excellent)
USFL	A (Excellent)

(1)	On February 19, 2004, S&P lowered MONY Life’s and MLOA’s financial strength ratings to ‘A’ and placed these ratings on ‘credit watch developing’ based on the full year financial performance of the MONY Group and its subsidiaries.
(2)	On February 23, 2004, Moody’s changed its outlook on MONY Life’s and MLOA’s financial strength ratings from “review for possible upgrade” to “direction uncertain”, reflecting announcements made by the MONY Group about MONY Group’s amended merger agreement with AXA Financial and the increased uncertainty about the merger transaction being completed.
(3)	On February 5, 2004, Fitch changed its Rating Watch status on MONY Life’s and MLOA’s financial strength ratings from “rating watch positive” to “rating watch evolving” to reflect the possibility of a failure to complete the proposed merger transaction with AXA Financial and because the MONY Group’s run-rate of earnings was inconsistent with expectations for the rating category.
(4)	On February 19, 2004, A.M. Best changed its outlook on MONY Life’s, MLOA’s and USFL’s financial strength ratings from “under review –positive” to “under review – developing”. A.M. Best advised that this change reflects the February 17, 2004 decision of the Delaware Chancery Court which requires MONY Group to revise its proxy statement to include additional disclosure regarding the change in control agreements and compensation levels with its senior executives. A.M. Best views recent actions as evidence of additional uncertainty surrounding the outcome of the AXA Financial merger transaction.

In February 2004, the rating agencies revised the MONY Group’s outlook and/or ratings, primarily in response to the postponement of the scheduled date of the shareholder vote on MONY Group’s proposed merger with AXA Financial (see Notes 2 and 14 to the Financial Statements). All four rating agencies have indicated that they may upgrade the MONY Group’s current ratings or review their outlook on the MONY Group’s ratings upon the successful completion of the MONY Group’s proposed merger with AXA Financial, reflecting the additional strength and support that would be received from AXA Financial. However, if the proposed merger of MONY Group with AXA Financial is not completed, the resulting uncertainty of the MONY Group’s future direction would likely result in further ratings downgrades and/or revisions to the MONY Group’s financial outlook. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Potential Forward Looking Risks Affecting Profitability – If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically.

The foregoing ratings reflect each rating agency’s current opinion of the various companies’ claims-paying ability, financial strength, operating performance and ability to meet their obligations and are not evaluations directed toward the protection of investors in the common stock of the MONY Group. Such factors are of concern to the policyholders, insurance agents and intermediaries of MONY Group’s insurance subsidiaries, including the Company.

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

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See Note 14 to the Financial Statements. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations.

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

Within the limitations of the Arizona Insurance Law, there are no restrictions placed on the portion of the Company’s profits that may be paid as ordinary cash dividends to MONY Life. In addition, there are currently no restrictions on the Company’s unassigned surplus.

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

Insurance regulators may take actions ranging in severity from reviewing financial plans if adjusted capital is greater than the RAL RBC but less than the CAL RBC to placing the insurance company under regulatory control if adjusted capital is less than the MCL. The adjusted RBC capital ratios of the Company at December 31, 2003 and 2002 were in excess of the CAL.

Assessments Against Insurers

Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses resulting from insurance company insolvencies. These arrangements provide certain levels of protection to policyholders from losses under insurance policies (and certificates issued under group insurance policies issued by life insurance companies) issued by insurance companies that become impaired or insolvent. Typically, assessments are levied (up to prescribed limits) on member insurers on a basis that is related to the member insurer’s proportionate share of the business written by all member insurers in the appropriate state.

Securities Laws

The Company is subject to various levels of regulation under the federal securities laws administrated by the Securities and Exchange Commission (the “SEC” or the “Commission”) and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Certain annuity contracts and insurance policies issued by the Company are registered under the Securities Act of 1933, as amended (the “Securities Act”).

The Company is an investment advisor, registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment company whose investments and investment activities are managed by MONY Life pursuant to an investment advisory agreement, is registered with the Commission under the Investment Company Act.

The Company may also be subject to similar laws and regulations in the states in which it provides investment advisory services, offer the products described above, or conduct other securities related activities.

Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the SEC seeking documentation and other information relating to these issues. In addition, the SEC recently advised the Company of its plan to conduct an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

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

Employees

The Company has no employees. The Company has entered into a service agreement with its parent, MONY Life, pursuant to which MONY Life provides services necessary to operate the business of the Company. See Note 4 to the Financial Statements.

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

The Company’s administrative offices are located at MONY Life’s corporate office, located at 1740 Broadway, New York, New York and consists of approximately 267,000 square feet. MONY Life also has office facilities in Syracuse, New York for use in its insurance operations, which consist of approximately 578,000 square feet in the aggregate. MONY Life also leases all 217 of its agency and its subsidiary offices, which consist of approximately 1,388,000 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.	Legal Proceedings

See Note 14 to the Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I to Form 10-K.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

All of the Company’s outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities. In 2003, the Company did not pay any shareholder dividends. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See “Business — Regulation.”

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

Organization and Business

MONY Life Insurance Company of America (the “Company” or “MLOA”), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998. MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC (“MONY Holdings”), a downstream holding company formed by The MONY Group Inc. (the “MONY Group”) on February 27, 2002. On April 30, 2002, MONY Group transferred all of its ownership interest in MONY Life to MONY Holdings.

The Company’s primary business is to provide life insurance, annuities and corporate-owned and bank-owned life insurance (“COLI and BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corporation (“Trusted Advisors”), now a division of MONY Securities Corporation (“MSC”), which is a wholly-owned subsidiary of MONY Life. The Company’s Wholesale distribution channel is comprised of: (i) MONY Partners, a division of MONY Life and (ii) MONY Life’s corporate marketing team which markets COLI and BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co., which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 14 to the Financial Statements for further information regarding MONY Group’s pending merger transaction with AXA Financial.

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

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the levels of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of worsening economic and securities market conditions, as well as other matters that could adversely affect its future earnings:

If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically

If a majority of MONY Group’s outstanding shares are not voted in favor of MONY Group’s proposed merger with AXA Financial or if the AXA Financial merger transaction does not close for any reason, both the profitability and the financial condition of the Company could suffer severely. A.M. Best, Moody’s, S&P and Fitch have all recently lowered the MONY Group’s ratings and/or their outlook on the MONY Group’s ratings. It is likely that, in the event the proposed merger is not approved by MONY Group’s shareholders, the rating agencies would promptly further lower their ratings and/or their ratings outlook of MONY Group’s debt obligations and their financial strength ratings of its domestic insurance subsidiaries. This action could cause the Company either (a) to lose business to competitors, given that MONY Life’s distribution, through which the Company products are sold, includes third-party channels with access to other, higher rated providers, or (b) to pay higher gross concessions to its distributors to maintain premium volume, resulting in lower profits. In addition, among other things, lower ratings could increase the rate of policy surrenders to the Company, thereby reducing revenue to a level that would require a write-down of deferred policy acquisition costs. A ratings downgrade could also undermine MONY Life’s relationships with its distributors and, thus, its attractiveness to third parties as an acquisition candidate. Further, such a downgrade could impair MONY Group’s ability to borrow money or to raise money by selling additional equity. This, in turn, could have a negative effect on the Company’s liquidity or the Company’s cost of capital.

In addition, the Company has a service agreement with MONY Life whereby MONY Life provides personnel services to the Company to conduct its business. A failure of the proposed merger with AXA Financial could have significant negative effects on MONY Life’s staff and agents. As to staff, many employees may have found other jobs by the time of the shareholder vote, in anticipation of losing their positions with MONY Life after the closing. In addition, the perceived instability of MONY Group and its subsidiaries if the proposed transaction does not close could lead to additional employee and agent turnover.

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

At December 31, 2003 the carrying value of the Company’s DPAC was $758.1 million. Approximately $145.4 million of this amount pertains to the Company’s variable annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its variable annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method, the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate return underlying this business is 8.0%, a sustained deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

The Company’s calculation of variable annuity product DPAC asset balances as of December 31, 2003 incorporated an assumption of 9.6% in 2004, gradually decreasing to 8.0% thereafter, for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of guaranteed minimum death benefits.

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

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities, or a deterioration in the credit quality of issuers, or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily impaired”, which may require the Company to recognize an “other than temporary impairment” charge that could be material to its results of operations and financial position. See — Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks.

Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At December 31, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of its in force annuity contracts) totaled approximately $360.7 million. At December 31, 2003, the Company carried a reserve of approximately $3.5 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) has issued guidance concerning the establishment of such reserves. This guidance requires the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of the new guidance issued by the AICPA, effective for fiscal years beginning after December 15, 2003, the Company will have to establish additional reserves. The Company estimates that under the new AICPA guidance it will have to establish additional reserves of approximately $0.6 million at December 31, 2003.

Declines in Securities Market Prices Could Decrease the Company’s Revenues

As discussed above under the caption “— General Discussion of Factors Affecting Profitability,” revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Events in 2004 Could Result in Significant Changes to Pension and Other Post-retirement Benefit Costs

Although the Company has no employees, under a service agreement with MONY Life, the Company pays for services provided by MONY Life employees (see Note 4 to the Financial Statements). Pension costs for such employees are based in part, on the rate of return assumption and the discount rate used to determine pension liabilities. As required under GAAP, both the expected rate of return assumption for 2004 on assets funding MONY Life’s pension liabilities and other post-retirement benefits and the discount rate used to determine those liabilities were established at December 31, 2003. MONY Life made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields on high-quality corporate bonds. Due to the continuing decline in the market yield on high-quality corporate bonds, MONY Life lowered the discount rate assumption for 2004 to 6.125% from 6.625% in 2003, which will cause an increase in MONY Life’s net periodic expense in 2004 and thereafter. However, while the expected rate of return assumption for 2004 of 8.0% was not changed from that assumed in 2003, the fair value of plan assets grew more than anticipated during 2003, and accordingly, earnings on plan assets during 2004 attributable to such growth are expected to more than offset the increase in pension expense resulting from the use in 2004 of a lower discount rate assumption.

The Company’s Expenses May Increase if MONY Life Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation (“SFAS 123”) and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS 123, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If MONY Life chooses to adopt these provisions of SFAS No. 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board (“FASB”), the adoption will result in additional expenses charged to the Company under its service agreement with MONY Life in an amount that may be material to the Company’s results of operations (see Note 3 to the Financial Statements).

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

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Financial Statements for a complete description of the Company’s significant accounting policies.

Investments—

The Company records investments in fixed maturity securities available-for-sale, equity securities, and investments in limited partnership interests accounted for at fair value in the balance sheet. In most cases, the Company determines fair values using quoted market prices. However, valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates and the timing of cash flows because quoted market prices are not available. At December 31, 2003, the carrying value of private placement fixed maturity securities was $765.8 million.

The Company records changes in the fair values of investments in fixed maturity and equity securities available-for-sale that are not considered to be “other than temporarily impaired” in other comprehensive income. For investments the Company considers to be “other than temporarily impaired”, the Company records an impairment loss, which is reflected in realized gains and (losses) on investments. See — Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is “other than temporarily impaired” requires the use of estimates and significant judgment. The Company’s results of operations and financial position are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are “other than temporarily impaired”.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependant and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and results of operations are therefore sensitive to changes in: (i) the estimated cash flows of the mortgage loans, (ii) the value of the collateral, and (iii) the economic environment in general. At December 31, 2003 and 2002, the valuation allowance on these mortgage loans was $4.4 million and $3.7 million, respectively.

Deferred policy acquisition costs and insurance reserves—

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally, SFAS 60 for term and whole life insurance products and SFAS 97 for universal life and investment-type contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and where flexibility is allowed, policyholder premium payment behavior. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See — Potential Forward Looking Risks Affecting Profitability - Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet - The Company Might Have to Write-Off Deferred Policy Acquisition Costs Sooner Than Planned.

Litigation, contingencies and restructuring charges—

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 14 to the Financial Statements, the Company is party to various legal actions and proceedings in connection with its business. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of SFAS 5 and FASB Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 16 to the Company’s Financial Statements, in each of the years in the three-year period ended December 31, 2003, the Company established reserves related to charges from MONY Life under its service agreement with the Company (see Note 4 to the Financial Statements) in connection with the reorganization of certain of its lines of business. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to MONY Life’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to MONY Life’s reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Pension liabilities and the corresponding periodic expense—

Although the Company has no employees, under a service agreement with MONY Life, the Company pays for services provided by MONY Life employees, including pension plan and other postretirement benefits (see Note 4 to the Financial Statements). The accounting for pension liabilities and the corresponding periodic expense requires assumptions with respect to the future return on pension plan assets, the discount rate used to determine the present value of pension liabilities, the rate of compensation increases, and the determination of the fair value of pension plan assets and the resultant unrealized gain or loss.

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

The most significant assumptions underlying the valuation of the pension valuation are the assumed future rate of return on pension plan assets and the discount rate which, at January 1, 2003, were determined to be 8.0% and 6.125%, respectively. Each 1% increment in the return on assets lowers MONY Life’s future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1% decrease in the discount rate adds approximately $9.6 million to MONY Life’s annual expense.

Other significant estimates—

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize deferered tax benefits. See Note 10 to the Financial Statements.

Reorganization and Other Charges

During 2003 the Company was allocated charges from MONY Life aggregating approximately $1.1 million representing reorganization charges taken in connection with MONY Life’s reorganization of certain of its lines of business. These charges consisted of losses relating to the abandonment of leased office space and the write-off of unused furniture and equipment. All of these reorganization charges represented “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). See Note 16 to the Financial Statements.

Summary of Financial Results

The following table presents the Company’s results of operations for the years ended December 31, 2003 and 2002. The financial information herein is presented in accordance with GAAP unless otherwise noted.

Results of Operations

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$166.2	$153.8
Premiums	125.7	89.5
Net investment income	118.5	107.5
Net realized gains/(losses) on investments	17.3	(10.2)
Other income	27.0	16.8

	454.7	357.4

Benefits and Expenses:
Benefits to policyholders	156.8	127.8
Interest credited to policyholders’ account balances	91.5	75.8
Amortization of deferred policy acquisition costs	55.2	81.8
Other operating costs and expenses	120.0	97.1

	423.5	382.5

Income/(loss) from continuing operations before income taxes	31.2	(25.1)
Income tax expense/(benefit)	4.9	(8.8)

Income/(loss) from continuing operations	26.3	(16.3)
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit of $0.0 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively.	(0.1)	(0.8)

Net income/(loss)	26.2	(17.1)
Other comprehensive (loss)/income, net	(0.5)	20.0

Comprehensive income	$25.7	$2.9

Universal Life and Investment-Type Policy Fees —

Universal life and investment type product fees were $166.2 million for 2003, an increase of $12.4 million, or 8.1%, from $153.8 million reported for 2002. The increase was primarily attributable to an $18.1 million increase in fees earned on life insurance products, primarily VUL, UL and CSVUL, offset by a $5.7 million decrease in fees earned on the FPVA products. The increase in life insurance product fees was primarily attributable to growth in the in-force block on these products. The decrease in FPVA fees was primarily due to lower surrender charges, attributable to a negative market value adjustment and lower surrender rates, and a decrease in mortality and expense charges as a result of lower average separate account assets under management. Further contributing to the decrease in FPVA fees was an increase in fees ceded to certain reinsurers.

Premiums —

Premium revenue was $125.7 million for 2003, an increase of $36.2 million, or 40.4%, from $89.5 million reported for 2002. The increase was primarily the result of an increase in premiums assumed under the modified coinsurance agreement (“MODCO”) treaty with USFL, as well as higher premiums on individual life products and SPIA. The increase in premiums on life insurance products, aggregating $31.9 million, was primarily attributable to increased renewal premiums on USFL’s special risk insurance products, of which 90% are assumed by the Company under the MODCO agreement, as a result of growth in USFL’s in-force block of business and improved retention, and an increase in new and renewal premiums on the Company’s level term product line. Sales of the Company’s life contingent immediate annuity product, which has been very well received by consumers, increased by $4.3 million, contributing to the remainder of the increase in premium revenue for the year.

Net Investment Income and Net Realized Gains/(Losses) on Investment —

Net investment income was $118.5 million for 2003, an increase of $11.0 million, or 10.2%, from $107.5 million reported for 2002. The increase in net investment income related primarily to a higher average invested asset balance, offset by a decline in interest rates.

Net realized gains on investments were $17.3 million for 2003, an increase of $27.5 million from net realized losses of $10.2 million reported for 2002. The increase was primarily due to significant losses recorded in 2002 relating to “other than temporary impairment” charges on fixed maturity securities. The following table sets forth the components of net realized gains and (losses) by investment category for the periods presented.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Fixed maturity securities	$8.1	$(7.4)
Mortgage loans on real estate	3.5	(2.2)
Real estate and other	5.7	(0.6)

Total net realized gains/(losses)	$17.3	$(10.2)

Other Income —

Other income was $27.0 million for 2003, an increase of $10.2 million, or 60.7%, compared to $16.8 million for 2002. The increase was primarily attributable to increased advisory fee income and supplementary contract sales.

Benefits to Policyholders —

Benefits to policyholders were $156.8 million for 2003, an increase of $29.0 million, or 22.7%, from $127.8 million reported for 2002. The increase was primarily due to: (i) a $25.4 million increase in assumed benefits under the MODCO treaty with USFL, attributable to an unusually high level of claims assumed in the first half of 2003 compared to an unusually low level of claims assumed in the prior year (ii) an increase in death benefits on traditional life products of $7.7 million attributable primarily to increased sales of these products over the past few years, and (iii) higher reserves on individual annuity products and supplementary contracts of $7.6 million as a result of increased sales of these products, partially offset by (iv) lower reserves of $2.3 million for guaranteed minimum death benefits on the Company’s FPVA products due to improving market conditions.

Interest Credited to Policyholders’ Account Balances —

Interest credited to policyholders’ account balances was $91.5 million for 2003, an increase of $15.7 million, or 20.7%, from $75.8 million reported for 2002. The increase was primarily due to higher interest crediting on CSVUL of $6.7 million due to a larger in-force block of business for this product, and higher interest crediting on FPDA and FPVA products of $6.7 million and $1.7 million respectively, as a result of higher general account fund balances resulting from increased new sales of these products.

Amortization of Deferred Policy Acquisition Costs —

Amortization of DPAC was $55.2 million for 2003, a decrease of $26.6 million, or 32.5%, from $81.8 million reported for 2002. The decreased amortization was primarily attributable to increased future margins as a result of higher revenue from underlying funds and an increase in future profitability due to improved market returns. The market upturn in 2003 triggered a decrease in amortization of $10.0 million for the year ended December 31, 2003 compared to the prior year when the deterioration of the markets triggered accelerated DPAC amortization of approximately $17.2 million for the year ended December 31, 2002. The increased revenue from underlying funds resulted in decreased DPAC amortization of approximately $7.4 million. These decreases were partially offset by increased DPAC amortization on life insurance products, primarily the VUL, UL and term product lines, as a result of growth in these lines of business.

Other Operating Costs and Expenses —

Other operating costs and expenses were $120.0 million for 2003, an increase of $22.9 million, or 23.6%, from $97.1 million reported for 2002. The increase was primarily due to increased commissions and other general expenses, including amounts related to assumed business from USFL, offset by an increase in the deferral of expenses, which is directly related to the increase in new business.

Liquidity and Capital Resources

The Company’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, maturities and dispositions of invested assets, and capital contributions from MONY Life. Cash outflows primarily relate to the liabilities associated with the Company’s various life insurance and annuity products, operating expenses, income taxes, and principal and interest payments on its note payable to an affiliate. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “Investments — General.”

In 2003, MONY Life contributed $100.0 million to MLOA to support its capital and surplus. At December 31, 2003 total statutory capital and surplus was approximately $268.1 million. The sufficiency of MLOA’s statutory capital and surplus is a significant factor in determining its claims paying ability ratings. Statutory basis surplus is computed on the basis of Statutory Accounting Practices, which are those accounting principles or practices prescribed or permitted by an insurer’s domiciliary state. Statutory Accounting Practices are set forth in insurance laws, regulations and administrative rulings of each state, publications of the National Association of Insurance Commissioners and other documents and, accordingly, a reconciliation of statutory capital and surplus to shareholder’s equity determined in accordance with GAAP would not be meaningful.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular, and (iii) a significant re-evaluation of the prospective risks and returns of various asset classes. See “— Investments — General.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2003 and 2002.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at December 31, 2003	Percent of Total	Amount at December 31, 2002	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$93.4	2.5%	$74.1	2.4%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	3,205.0	86.4	2,656.9	85.0

Subtotal	3,298.4	88.9	2,731.0	87.4
Subject to discretionary withdrawal — without adjustment at carrying value	410.9	11.1	392.7	12.6

Total annuity reserves and deposit liabilities (gross of reinsurance)	$3,709.3	100.0%	$3,123.7	100.0%

The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Product Line:
Variable and universal life	$54.7	$52.6	$66.2
Annuities(1)	348.2	389.2	388.4

Total	$402.9	$441.8	$454.6

(1)	Excludes approximately $29.4 million, $61.9 million and $176.9 million in 2003, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets, capital contributions and loans received from MONY Life, MONY Holdings, and/or MONY Group. During 2003, the Company reported net cash outflows from operations of $28.2 million, a $43.9 million increase from net cash outflows of $72.1 million in 2002.

The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of December 31, 2003, the Company had fixed maturity securities with a carrying value of $1,734.0 million, which were comprised of $968.2 million public and $765.8 million private fixed maturity securities. At that date, approximately 88.9% of the Company’s fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at December 31, 2003, the Company had cash and cash equivalents of $180.4 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

At December 31, 2003, the adjusted Risk Based Capital (“RBC”) capital ratios of the Company were in excess of minimum capital requirements of the RBC guidelines.

Contractual Cash Obligations

The following table provides a summary of the Company’s material contractual obligations as of December 31, 2003, other than those arising from its ordinary product activities.

	Contractual Payments Due by Period
	Total	2004	2005	2006	2007	2008	After 2008
	($ in millions)
Note payable to affiliate (1)	$55.2	$5.4	$5.4	$5.4	$5.4	$5.4	$28.2
Other Commercial Commitments (2)	40.9	40.9	—	—	—	—	—

Total	$96.1	$46.3	$5.4	$5.4	$5.4	$5.4	$28.2

(1)	Reflects aggregate contractual debt service payments on the note payable to an affiliate. The aggregate maturities of the note payable to an affiliate based on required remaining principal payments for each of the next five years are $2.8 million for 2004, $3.0 million for 2005, $3.2 million for 2006, $3.4 million for 2007 and $3.6 million for 2008, and $23.6 million thereafter. See Note 4 to the Financial Statement for further details on the Company’s note payable to an affiliate. The table assumes that the note payable is held to maturity.
(2)	Primarily commitments to fund private fixed maturity securities, agricultural loans and floating rate commercial mortgages (see Note 14 to the Financial Statements). The unfunded commitments for the commercial mortgage loans are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

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

The Company had total assets at December 31, 2003 of approximately $6.8 billion. Of the Company’s total assets at such date, approximately $3.3 billion represented assets held in the Company’s general account and approximately $3.5 billion were held in the Company’s separate accounts.

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

The following discussion and tables analyze the major categories of general account invested assets of the Company.

Invested Assets

	As of December 31,
	2003		2002
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Fixed maturity securities	$1,734.0	71.1%	$1,537.4	76.0%
Mortgage loans on real estate	419.6	17.2	357.9	17.7
Policy loans	86.1	3.5	79.8	4.0
Real estate held for investment	2.2	0.1	2.3	0.1
Real estate to be disposed of	—	—	0.1	0.0
Other invested assets	16.7	0.7	11.4	0.6
Cash and cash equivalents	180.4	7.4	33.2	1.6

Total invested assets	$2,439.0	100.0%	$2,022.1	100.0%

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

Investment Yields by Asset Category

	2003	2002	2001
Fixed maturity securities	6.1%	6.6%	6.8%
Mortgage loans on real estate	7.6	6.0	7.2
Policy loans	6.6	8.4	6.1
Real estate held for investment	11.3	13.8	(1.4)
Real estate to be disposed of	(3.8)	(15.5)	14.9
Other invested assets	(2.4)	5.5	2.6
Cash and cash equivalents	1.4	2.6	4.4
Total invested assets before investment expenses	6.2	6.4	6.5
Investment expenses	(0.6)	(0.2)	(0.1)

Total invested assets after investment expenses	5.6%	6.2%	6.4%

The yield on general account invested assets (including net realized gains and losses on investments) was 6.4%, 5.6% and 6.9% for the years ended December 31, 2003, 2002, and 2001 respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded and privately placed debt securities and preferred stock which represented 71.1% and 76.0% of total invested assets at December 31, 2003 and 2002, respectively.

The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories (“NAIC Designations”) (“NRSRO”). The NAIC Designations closely mirror the Nationally Recognized Statistical Rating Organizations’ credit ratings for marketable fixed maturity securities. NAIC Designations 1 and 2 include fixed maturity securities considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

The following table presents the Company’s fixed maturity securities by NAIC designation and the equivalent ratings of the NRSRO as of December 31, 2003 and 2002, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of December 31, 2003			As of December 31, 2002
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$825.1	49.4%	$856.0	$681.8	47.5%	$730.1
2	Baa	645.2	39.4	684.2	522.3	36.6	562.2
3	Ba	125.5	7.8	135.4	179.0	11.5	177.5
4	B	33.0	2.1	36.1	23.3	1.5	23.4
5	Caa and lower	5.3	0.3	5.2	17.9	1.2	18.3

	Subtotal	1,634.1	99.0	1,716.9	1,424.3	98.3	1,511.5
	Preferred stock	15.0	1.0	17.1	25.0	1.7	25.9

	Total fixed maturity securities	$1,649.1	100.0%	$1,734.0	$1,449.3	100.0%	$1,537.4

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

At December 31, 2003, the percentage, based on estimated fair value, of total public and private placement fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 88.8% compared to 84.1% for December 31, 2002. At December 31, 2003, the fixed maturity securities portfolio was comprised, based on estimated fair value, of 96.0% in public fixed maturity securities, and 79.8% in private fixed maturity securities, compared to 53.6% in public fixed maturity securities and 46.4% in private fixed maturity securities at December 31, 2002.

Within its fixed maturity securities portfolio, the Company identifies “problem fixed maturity securities”, “potential problem fixed maturity securities” and “restructured fixed maturity securities”. See Note 6 to the Financial Statements for a discussion of the criteria used in these identifications.

The Company has a well-diversified portfolio of fixed maturity securities. The portfolio at December 31, 2003 included 20.0% in consumer goods and services, 14.2% in government and agency securities, and the remaining 65.8% in other sectors, none of which exceeded 10.0% of the total fixed maturity securities portfolio. At December 31, 2002, the portfolio included 22.9% in consumer goods and services, 13.2% in government and agency securities, 10.2% in non-government asset and mortgage backed securities, and the remaining 53.7% in other sectors, none of which exceeded 10.0% of the total fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds), as of December 31, 2003 and 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2003		As of December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$—	$—	$39.5	$40.7
Due after one year through five years	438.9	467.8	495.1	522.4
Due after five years through ten years	718.8	763.5	654.8	707.1
Due after ten years	297.8	304.6	90.8	92.0

Subtotal	1,455.5	1,535.9	1,280.2	1,362.2
Mortgage-backed and other asset-backed securities	193.6	198.1	169.1	175.2

Total	$1,649.1	$1,734.0	$1,449.3	$1,537.4

At December 31, 2003, the Company’s largest unaffiliated single concentration of fixed maturity securities consisted of $59.0 million of carrying value of Federal Home Loan Mortgage Corporation (“FHLMC”) fixed maturity securities which represented approximately 2.4% of total invested assets at December 31, 2003. The largest non-government issuer represented approximately 0.9% of total invested assets at December 31, 2003. See Note 13 to the Financial Statements. No other individual non-government issuer represents more than 0.8% of invested assets.

The Company held approximately $198.1 million and $175.2 million of mortgage-backed and asset-backed securities as of December 31, 2003 and 2002, respectively. Of such amounts, $58.4 million and $17.6 million, or

29.5% and 10.0%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association (“FNMA”), the FHLMC and the Government National Mortgage Association (“GNMA”). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2003 and 2002, 68.7% and 66.3%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned NAIC Designation 1.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-Backed Securities

	As of December 31,
	2003	2002
	($ in millions)
CMOs	$10.5	$32.9
Asset-backed securities	129.2	133.6
Commercial MBSs	8.1	8.7
Pass-through securities	50.3	—

Total MBSs and asset-backed securities	$198.1	$175.2

CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, approximately 77.1% of the CMOs in the portfolio have low credit risk because the underlying collateral is backed by the FNMA, the FHLMC, or the GNMA. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

Collateralized Mortgage Obligations by Tranche

	As of December 31,
	2003	2002
	($ in millions)
Planned Amortization Class	$8.1	$21.0
Sequential	—	6.2
Other	2.4	5.7

Total CMOs	$10.5	$32.9

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

Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables, representing 41.0% and 38.8% of total ABS at December 31, 2003 and 2002, respectively. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Other significant asset class exposures in the ABS portfolio include manufactured housing (18.8% and 18.4%, respectively), collateralized obligations (15.3% and 16.8%, respectively), and public utility rate reduction receivables (42.8% and 12.6%, respectively). No other asset class exposures exceeded 10.0% of total ABS as of December 31, 2003 and 2002. Excluding the exposures to home equity loans (which represented 4.8% and 5.9%, respectively of the ABS portfolio as of December 31, 2003 and 2002), the ABS portfolio in general is insensitive to changes in interest rates. As of December 31, 2003 and 2002, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

Mortgage Loans

Mortgage loans, consisting of commercial and agricultural loans, comprised 17.2% and 17.7% of total invested assets at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, commercial mortgage loans comprised $316.4 million and $272.2 million, or 75.4% and 76.0%, of total mortgage loan investments, respectively. Agricultural loans comprised $103.2 million and $85.7, million or 24.6% and 23.9%, of total mortgage loan investments, respectively.

Commercial Mortgage Loans

The underlying properties supporting the commercial mortgage loans at December 31, 2003 and 2002, respectively, consisted of 59.0% and 63.6% in office buildings, 7.9% and 6.4% in hotels, 11.4% and 13.6% in industrial buildings, 13.5% and 13.3% in office warehouse and 8.2% and 3.1% in other categories.

The Company’s commercial mortgage loan portfolio is geographically diversified throughout the United States. At December 31, 2003 and 2002, the highest concentration was in the west and northeast regions, respectively. The west region comprised 31.4% and 24.9% of the total at December 31, 2003 and 2002, respectively, while the northeast region comprised 12.8% and 26.8% of the total at December 31, 2003 and 2002, respectively.

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

Commercial Mortgage Loan Portfolio Maturity Profile

	As of December 31,
	2003		2002
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Due in one year or less	$48.1	15.2%	$8.2	3.0%
Due after one year through five years	90.8	28.7	95.1	35.0
Due after five years through ten years	126.0	39.8	109.6	40.3
Due after ten years	51.5	16.3	59.3	21.7

Total	$316.4	100.0%	$272.2	100.0%

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

The carrying value of commercial mortgage loans at December 31, 2003 was $316.4 million, which is net of valuation allowances aggregating $3.9 million, representing management’s best estimate of cumulative impairments at that date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

There were no problem, potential problem or restructured commercial mortgage loans at December 31, 2003.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2003 and 2002, such reserves were $3.9 million and $3.2 million, respectively.

There was no gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms at December 31, 2003 and 2002. No gross interest income was recognized in net income at December 31, 2003 and 2002.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $103.2 million and $85.7 million, which is net of valuation allowances representing 24.6% and 23.9% of total mortgage assets at December 31, 2003 and 2002, respectively. The agricultural mortgage loan portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Approximately 0.1% and 0.7% of total agricultural loans outstanding at both December 31, 2003 and 2002, respectively, were delinquent or in process of foreclosure.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as at December 31, 2003 and 2002 were $2.8 million and $2.8 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $0.0 million and $0.6 million at December 31, 2003 and 2002, respectively, and there were no mortgage loans in the process of foreclosure at such dates.

In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 2003 and 2002, such reserves were $0.5 million and $0.5 million, respectively.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the years ended December 31, 2003 and 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired.

	Years Ended December 31,
	2003	2002
	($ in millions)
Realized investment losses from “other than temporary impairment” charges:
Fixed maturity securities	$8.6	$12.5
Number of positions	5	13

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. Public securities are those that are registered with the SEC. Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the Commission or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations system (“NASDAQ”). Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a U.S. Treasury security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At December 31, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $968.2 million and $765.8 million, respectively. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $824.7 million and $712.7 million, respectively

At December 31, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $5.0 million, of which $0.8 million and $4.2 million related to private and public fixed maturity securities, respectively. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $7.9 million, of which $4.3 million and $3.6 million related to private and public fixed maturity securities, respectively.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is “other than temporarily impaired”. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment” charges that could have a material affect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security is subject to numerous risks, including: interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At December 31, 2003 and December 31, 2002, no single issuer constituted more than $0.9 million and $1.6 million of the Company’s gross unrealized losses, respectively. See “ — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio and concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities at December 31, 2003 and December 31, 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities.

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	19	6	—	—	—	25	—	—	—	—	—	—	25
Total Market Value	159.9	63.8	—	—	—	223.7	—	—	—	—	—	—	223.7
Total Amortized Cost	162.4	65.5	—	—	—	227.9	—	—	—	—	—	—	227.9
Gross Unrealized Loss	(2.5)	(1.7)	—	—	—	(4.2)	—	—	—	—	—	—	(4.2)

Private Fixed Maturity Securities:
Number of positions	5	—	—	1	—	6	—	—	—	—	—	—	6
Total Market Value	56.1	—	—	8.9	—	65.0	—	—	—	—	—	—	65.0
Total Amortized Cost	56.8	—	—	9.0	—	65.8	—	—	—	—	—	—	65.8
Gross Unrealized Loss	(0.7)	—	—	(0.1)	—	(0.8)	—	—	—	—	—	—	(0.8)

Total Fixed Maturity Securities:
Number of positions	24	6	—	1	—	31	—	—	—	—	—	—	31
Total Market Value	216.0	63.8	—	8.9	—	288.7	—	—	—	—	—	—	288.7
Total Amortized Cost	219.2	65.5	—	9.0	—	293.7	—	—	—	—	—	—	293.7
Gross Unrealized Loss	(3.2)	(1.7)	—	(0.1)	—	(5.0)	—	—	—	—	—	—	(5.0)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	3	—	1	—	—	4	3	—	—	—	—	3	7
Total Market Value	34.9	—	8.8	—	—	43.7	13.1	—	—	—	—	13.1	56.8
Total Amortized Cost	36.6	—	9.0	—	—	45.6	14.8	—	—	—	—	14.8	60.4
Gross Unrealized Loss	(1.7)	—	(0.2)	—	—	(1.9)	(1.7)	—	—	—	—	(1.7)	(3.6)

Private Fixed Maturity Securities:
Number of positions	5	5	—	—	—	10	8	—	—	—	—	8	18
Total Market Value	18.9	4.7	—	—	—	23.6	34.2	—	—	—	—	34.2	57.8
Total Amortized Cost	20.6	4.8	—	—	—	25.4	36.7	—	—	—	—	36.7	62.1
Gross Unrealized Loss	(1.7)	(0.1)	—	—	—	(1.8)	(2.5)	—	—	—	—	(2.5)	(4.3)

Total Fixed Maturity Securities:
Number of positions	8	5	1	—	—	14	11	—	—	—	—	11	25
Total Market Value	53.8	4.7	8.8	—	—	67.3	47.3	—	—	—	—	47.3	114.6
Total Amortized Cost	57.2	4.8	9.0	—	—	71.0	51.5	—	—	—	—	51.5	122.5
Gross Unrealized Loss	(3.4)	(0.1)	(0.2)	—	—	(3.7)	(4.2)	—	—	—	—	(4.2)	(7.9)

As indicated in the above tables, there was one investment grade security position that had been in an unrealized loss position for more than 12 months as of December 31, 2003 and 2002. In each of these years, the investment was not considered “other than temporarily impaired” because management believes that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired.”

For the year ended December 31, 2003, there were no fixed maturity securities that were sold that resulted in a loss. For the year ended December 31, 2002, two fixed maturity securities were sold which resulted in a loss of $1.0 million. Proceeds from the sales of these securities were approximately $2.1 million.

Investment Impairments and Valuation Allowances

All of the Company’s fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed “other than temporarily impaired” are written down to fair value at the date the determination of impairment is made. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value and the new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2003, 2002 and 2001 such writedowns aggregated $8.6 million, $12.5 million and $3.0 million, respectively.

Mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the years ended December 31, 2003, 2002 and 2001, increases (decreases) in valuation allowances aggregated $0.6 million, $2.3 million and $0.0 million, respectively. The carrying value of mortgage loans at December 31, 2003 was $419.6 million, which is net of $4.4 million representing management’s best estimate of cumulative valuation allowances at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the mortgage loan portfolio will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. There were no impairment adjustments for the years ended December 31, 2003, 2002 and 2001. At December 31, 2003 and 2002, the carrying value of real estate held for investment was $2.2 million and $2.3 million, or 0.1% and 0.1%, respectively, of invested assets at such dates. The aforementioned carrying values are net of cumulative impairments of $0.1 million and $0.1 million, respectively, and net of accumulated depreciation of $1.9 million and $1.7 million, respectively, as of December 31, 2003 and 2002. There can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

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

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans. The carrying value of investments in fixed maturity securities and mortgage loans at December 31, 2003 represented 88.3% of the aggregate carrying value of the Company’s invested assets. Substantially all of the Company’s fixed maturity securities are U.S. dollar denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturity securities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

The table below shows the potential fair value exposure of assets to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2003 and 2002.

	Assets — Fair Value
	December 31, 2003		December 31, 2002
	Base Fair Value	+100 Basis Point Change	Base Fair Value	+100 Basis Point Change
	($ in millions)
Fixed maturity securities	$1,734.0	$(76.3)	$1,537.4	$(60.4)
Mortgage loans on real estate	445.7	(16.9)	394.8	(16.2)

Total	$2,179.7	$(93.2)	$1,932.2	$(76.6)

Policyholders’ Liability Characteristics

Policyholders’ liabilities at December 31, 2003 consisted of future policy benefits, policyholders’ account balances, and other policyholders’ liabilities of $186.6 million, $1,962.4 million, and $86.3 million, respectively. These liabilities were backed, at such date, by approximately $3,326.1 million of assets (total assets excluding “Separate Account Assets”), including invested assets of approximately $2,439.0 million. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2003.

— Future Policy Benefits.    Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, SPIA, supplementary contracts with life contingencies and variable annuities as they relate to the guaranteed minimum death benefits. Future policy benefit liabilities on such business aggregated approximately $135.2 million at December 31, 2003. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $86.0 million at December 31, 2003, is 6.0%.

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

Asset and Liability Management Techniques

Asset and liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — General”. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2003 or with respect to a 10 percent drop in equity prices from December 31, 2003.

ITEM 8.	Financial Statements and Supplementary Data

MONY LIFE INSURANCE COMPANY OF AMERICA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder of

MONY Life Insurance Company of America

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, statements of changes in shareholder’s equity and statements of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for embedded derivatives arising from the modified coinsurance arrangements and for long-lived assets in 2003 and 2002, respectively.

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 4, 2004, except for matters described as subsequent events in Note 14, to which the date is March 9, 2004.

MONY LIFE INSURANCE COMPANY OF AMERICA

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (Note 6)	$1,734.0	$1,537.4
Mortgage loans on real estate (Note 8)	419.6	357.9
Policy loans	86.1	79.8
Real estate to be disposed of	—	0.1
Real estate held for investment	2.2	2.3
Other invested assets	16.7	11.4

	2,258.6	1,988.9
Cash and cash equivalents	180.4	33.2
Accrued investment income	29.5	27.9
Amounts due from reinsurers	59.6	54.0
Deferred policy acquisition costs (Note 9)	758.1	617.4
Current federal income taxes	27.7	47.6
Other assets	12.2	4.3
Separate account assets	3,504.0	2,911.3

Total assets	$6,830.1	$5,684.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Future policy benefits	$186.6	$179.6
Policyholders’ account balances	1,962.4	1,612.0
Other policyholders’ liabilities	86.3	89.2
Accounts payable and other liabilities	108.2	67.8
Note payable to affiliate	39.6	42.2
Deferred federal income taxes (Note 10)	177.4	142.6
Separate account liabilities	3,504.0	2,911.3

Total liabilities	6,064.5	5,044.7
Commitments and contingencies (Note 14)
Common stock $1.00 par value; 5.0 million shares authorized, 2.5 million shares issued and outstanding	2.5	2.5
Capital in excess of par	599.7	499.7
Retained earnings	139.2	113.0
Accumulated other comprehensive income	24.2	24.7

Total shareholder’s equity	765.6	639.9

Total liabilities and shareholder’s equity	$6,830.1	$5,684.6

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$166.2	$153.8	$159.7
Premiums	125.7	89.5	56.3
Net investment income (Note 5)	118.5	107.5	91.2
Net realized gains/(losses) on investments (Note 5)	17.3	(10.2)	5.3
Other income	27.0	16.8	17.9

	454.7	357.4	330.4

Benefits and Expenses:
Benefits to policyholders	156.8	127.8	97.9
Interest credited to policyholders’ account balances	91.5	75.8	65.9
Amortization of deferred policy acquisition costs	55.2	81.8	62.1
Other operating costs and expenses	120.0	97.1	101.3

	423.5	382.5	327.2

Income/(loss) from continuing operations before income taxes	31.2	(25.1)	3.2
Income tax expense/(benefit)	4.9	(8.8)	1.4

Income/(loss) from continuing operations	26.3	(16.3)	1.8
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit of $0.0 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively	(0.1)	(0.8)	—

Net income/(loss)	26.2	(17.1)	1.8
Other comprehensive (loss)/income, net (Note 5)	(0.5)	20.0	5.7

Comprehensive income	$25.7	$2.9	$7.5

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 2000	$2.5	$249.7	$128.3	$(1.0)	$379.5
Capital contributions		100.0			100.0
Comprehensive income:
Net income			1.8		1.8
Other comprehensive income:
Unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 5)				5.7	5.7

Comprehensive income					7.5

Balance, December 31, 2001	2.5	349.7	130.1	4.7	487.0
Capital contributions		150.0			150.0
Comprehensive income:
Net loss			(17.1)		(17.1)
Other comprehensive income:
Unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 5)				20.0	20.0

Comprehensive income					2.9

Balance, December 31, 2002	2.5	499.7	113.0	24.7	639.9
Capital contributions		100.0			100.0
Comprehensive income:
Net income			26.2		26.2
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 5)				(0.5)	(0.5)

Comprehensive income					25.7

Balance, December 31, 2003	$2.5	$599.7	$139.2	$24.2	$765.6

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	($ in millions)
Cash flows from operating activities (Note 3):
Net income/(loss)	$26.2	$(17.1)	$1.8
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest credited to policyholders’ account balances	84.5	72.5	64.7
Universal life and investment-type product policy fee income	(67.6)	(66.9)	(74.6)
Capitalization of deferred policy acquisition costs	(193.7)	(172.6)	(157.8)
Amortization of deferred policy acquisition costs	55.2	81.8	62.1
Provision for depreciation and amortization	0.7	(2.0)	5.0
Provision for deferred federal income taxes	35.0	46.8	33.6
Net realized (gains)/losses on investments	(17.3)	10.2	(5.3)
Non-cash distributions from investments	(0.6)	(0.5)	—
Change in other assets, accounts payable and other liabilities	25.2	(40.6)	39.2
Change in future policy benefits	7.0	22.8	22.1
Change in other policyholders’ liabilities	(2.8)	12.0	8.3
Change in current federal income taxes payable	19.9	(19.7)	(13.1)
Loss on discontinued real estate operations	0.1	1.2	—

Net cash used in operating activities	(28.2)	(72.1)	(14.0)

Cash flows from investing activities:
Sales, maturity securities or repayments of:
Fixed maturity securities	358.7	258.3	280.9
Mortgage loans on real estate	80.1	48.6	60.3
Other invested assets	0.3	2.6	0.1
Acquisitions of investments:
Fixed maturity securities	(548.5)	(505.6)	(371.5)
Mortgage loans on real estate	(139.1)	(276.2)	(76.7)
Other invested assets	(0.6)	(1.3)	(7.1)
Policy loans, net	(6.3)	(8.2)	(2.2)

Net cash used in investing activities	$(255.4)	$(481.8)	$(116.2)

Cash flows from financing activities:
Proceeds of demand note payable to affiliate	$—	$121.0	$—
Repayment of demand note payable to affiliate	—	(121.0)	—
Repayment of note payable to affiliate	(2.6)	(2.4)	(2.3)
Receipts from annuity and universal life policies credited to policyholders’ account balances	872.2	876.8	824.6
Return of policyholders’ account balances on annuity policies and universal life policies	(538.8)	(539.9)	(700.3)
Capital contributions	100.0	150.0	6.0

Net cash provided by financing activities	430.8	484.5	128.0

Net increase/(decrease) in cash and cash equivalents	147.2	(69.4)	(2.2)
Cash and cash equivalents, beginning of year	33.2	102.6	104.8

Cash and cash equivalents, end of year	$180.4	$33.2	$102.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$(27.4)	$(36.9)	$(19.1)
Interest	$2.8	$4.1	$3.1
Schedule of non-cash financing activities:
Capital contribution of bonds from MONY Life	$—	$—	$94.1

See accompanying notes to financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business:

MONY Life Insurance Company of America (the “Company” or “MLOA”), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”), formerly The Mutual Life Insurance Company of New York, which converted from a mutual life insurance company to a stock life insurance company on November 16, 1998. MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC (“MONY Holdings”), a downstream holding company formed by The MONY Group Inc. (the “MONY Group”) on February 27, 2002. On April 30, 2002, MONY Group transferred all of its ownership interest in MONY Life to MONY Holdings.

The Company’s primary business is to provide life insurance, annuities, and corporate-owned and bank-owned life insurance (“COLI and BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corporation (“Trusted Advisors”), now a division of MONY Securities Corporation (a wholly-owned subsidiary of MONY Life). The Company’s Wholesale channel is comprised of: (i) MONY Partners, a division of MONY Life, and (ii) MONY Life’s corporate marketing team which markets COLI and BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

2. Merger:

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”), and AIMA Acquisition Co. (“AIMA”), which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly-owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 14 for further information regarding the pending merger transaction.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Real estate investments meeting the following criteria are classified as “real estate to be disposed of” in the Company’s balance sheet and the results therefrom are reported as “Discontinued Operations” in the Company’s

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

statement of income and comprehensive income as a result of the Company’s adoption in 2002 of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company conducts programs from time to time that allow annuity contract holders to exchange older annuity contracts for new annuity products sold at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DPAC related to the exchanged contract.

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

Policyholders’ Account Balances and Future Policy Benefits

Policyholders’ account balances for universal life and investment-type contracts represent an annuity of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.5%, 5.6% and 5.9% for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.7%, 4.9% and 5.0% for each of the years ended December 31, 2003, 2002 and 2001, respectively.

GAAP reserves for non-participating term life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to expected investment yields, mortality, terminations, and expenses applicable at the time the insurance contracts are made, including a provision for the risk of adverse deviation.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted.

Although the Company has no employees, under a service agreement with MONY Life the Company is charged for services, including personnel services and employee benefits, provided by MONY Life employees on the Company’s behalf. MONY Life elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Based on the definition of an “employee” prescribed in the Internal Revenue Code, MONY Life’s career financial professionals do not qualify as employees. The following table reflects the effect on net income of the Company as if the accounting prescribed by SFAS 123 had been applied by MONY Life to the options granted to employees and outstanding as at December 31, 2003, 2002 and 2001:

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

	For the years ended December 31
	2003	2002	2001
	($ in millions)
Net income/(loss), as reported	$26.2	$(17.1)	$1.8
Less: Total stock-based employee compensation determined under the fair value method of accounting, net of tax	(2.8)	(2.6)	(2.2)

Pro forma net income/(loss)	$23.4	$(19.8)	$(0.4)

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements Adopted as of December 31, 2003

On January 1, 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses are reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company’s use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2001 the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125 (“SFAS 140”). SFAS 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company’s results of operations or financial position.

On July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting, abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This Statement provides specific guidance for testing the impairment of goodwill and intangible assets. The adoption of SFAS 142 did not have a material effect on the Company’s results of operations or financial position.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

On January 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. SFAS 144 retains many of the same provisions as SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the statement of income and comprehensive income. The Company had real estate that meets the definition of a component of the entity. Substantially all of the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. The carrying value of real estate to be disposed of at December 31, 2003 and 2002 was $0.0 million and $0.1 million, respectively. The Company’s pretax loss from real estate to be disposed of for the years ended December 31, 2003 and 2002, which is reported in the Company’s statement of income and comprehensive income as a discontinued operation, was $0.1 million and $1.2 million, respectively.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure and amendment of FASB Statement No. 123 (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions for SFAS 148 were effective for interim periods beginning after December 15, 2002. The transition provisions of SFAS 148 were effective for financial statements for fiscal years ending after December 31, 2002. As of December 31, 2003, the Company has not adopted the fair value based method of accounting for stock based compensation.

In April 2003, the FASB issued SFAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12(a) of SFAS 133 indicates that an embedded derivative must be separated from the host contract (“bifurcated”) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The adoption of DIG B36 on October 1, 2003 resulted in the recognition of a realized gain of $7.1 million and a corresponding SWAP asset of $7.1 million. For the year ended December 31, 2003 a realized gain of $6.5 million is recorded in the Company’s statement of income and comprehensive income under the caption “net realized gains/(losses) on investments” and a corresponding SWAP asset of $5.5 million is recorded in the Company’s balance sheet for 2003 under the caption “other invested assets”.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following free-standing instruments: (i) mandatory redeemable instruments, (ii) financial instruments to repurchase an entity’s own equity instruments, and (iii) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 was generally effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations and financial position.

In October 2003, the FASB finalized the proposed FASB Staff Position 46-e Effective Date of Interpretation 46 (“FIN 46”), for Certain Interests Held by a Public Entity (“Staff Position 46-e”). Staff Position 46-e defers the latest date by which all public entities must apply SFAS Interpretation No. 46 Consolidation of Variable Interest Entities (“Interpretation 46”), to the first reporting period ending after December 15, 2003. Interpretation 46 represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a company’s consolidated financial statements include subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as “variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 was initially effective in January 2003 for investments made in variable interest entities after January 31, 2003 and it was effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The deferral applied to all variable interest entities and potential variable interest entities, both financial and non-financial in nature. Variable interest entities that were previously consolidated in issued financial statements under Interpretation 46 will not be unconsolidated. The adoption of Interpretation 46 did not have a material impact on the Company’s results of operations and financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132 – 2003”). SFAS 132-2003 improves the financial statement disclosures for defined benefit plans contained in SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”), which it replaces, and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures will include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS 132-2003 does not change the measurement or recognition of pension plans and other postretirement benefit plans required by SFAS 87 Employers’ Accounting for Pensions, SFAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions. The disclosure provisions for SFAS 132-2003, effective for financial statements with fiscal years ending after December 15, 2003, did not impact the Company’s financial statement disclosures.

New Accounting Pronouncements Not Yet Adopted as of December 31, 2003

In July 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i) separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of assets from the general account, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The adoption of SOP 03-1 will result in an additional liability for Guaranteed Minimum Death Benefits of approximately $0.6 million at January 1, 2004. This increase in reserves will be partially offset by a decrease in DPAC amortization due to lower profit margins as a result of the increased reserves. The adoption of SOP 03-1 is not expected to have any other material impact on the Company’s results of operations and financial position.

In December 2003, the FASB issued SFAS Interpretation No. 46-Revised Consolidation of Variable Interest Entities (“Interpretation 46R”), which incorporates a number of modifications and changes to Interpretation 46 (see – New Accounting Pronouncements Adopted as of December 31, 2003, above). Interpretation 46R clarifies some of the requirements of Interpretation 46, eases some of its implementation problems, and adds new scope exceptions and applicability judgments. Interpretation 46R is effective for reporting periods ending after December 15, 2003 for investments in variable interest entities considered to be special-purpose entities. The implementation of Interpretation 46R for all other investments in variable interest entities is required for reporting periods ending after March 15, 2004, with early adoption permitted. The adoption of FIN 46R is not expected to have a material impact on the Company’s results of operations and financial position.

4. Related Party Transactions:

MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that state.

The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses of $73.8 million, $61.8 million and $67.9 million, as a result of such allocations. At December 31, 2003 and 2002 the Company had a payable to MONY Life in connection with this service agreement of $13.1 million and $17.2 million, respectively, which is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment portfolio. The amount of expenses incurred by the Company related to this agreement was $1.0 million, $0.7 million and $0.8 million for each of the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company had a payable to MONY Life related to this agreement of approximately $0.1 million and $0.1 million at December 31, 2003 and 2002, respectively, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $4.5 million, $3.2 million and $3.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, the Company recorded an intercompany payable of $0.4 million and $0.4 million at December 31, 2003 and 2002, respectively, related to these agreements, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

In 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to the Company, for the benefit of MONY Life’s consolidation of site locations to New York City. Debt service under the bonds is funded by lease payments by MONY Life to the bond trustee for the benefit of the bondholder. At December 31,2003, the carrying value of IDA bonds outstanding was $1.2 million. Lease payments for NY IDA were $0.1 million, $0.2 million and $0.2 million for the years ended, December 31, 2003, 2002 and 2001.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90.0% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90.0% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DPAC tax provision. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At December 31, 2003 and 2002, the Company recorded a payable of $17.2 million and $15.2 million, respectively, to USFL in connection with this agreement which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company recorded capital contributions from MONY Life of $100.0 million, $150.0 million and $100.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.75% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of December 31, 2003 is $39.6 million.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Investment Income, Realized and Unrealized Investment Gains/(Losses), and Other Comprehensive Income:

Net investment income for the years ended December 31, 2003, 2002 and 2001 was derived from the following sources:

	2003	2002	2001
	($ in millions)
Fixed maturity securities	$94.1	$87.3	$76.0
Mortgage loans on real estate	29.6	14.8	8.9
Policy loans	5.5	6.3	4.3
Other investments (including cash & cash equivalents)	0.9	3.0	6.5

Total investment income	130.1	111.4	95.7
Investment expenses	11.6	3.9	4.5

Net investment income	$118.5	$107.5	$91.2

Net realized gains/(losses) on investments for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001
	($ in millions)
Fixed maturity securities	$8.1	$(7.4)	$4.7
Mortgage loans on real estate	3.5	(2.2)	0.8
Other invested assets	5.7	(0.6)	(0.2)

Net realized gains/(losses) on investments	$17.3	$(10.2)	$5.3

The net change in unrealized investment gains/(losses) represents the only component of other comprehensive income for the years ended December 31, 2003, 2002 and 2001. Following is a summary of the change in unrealized investment gains/(losses) net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 3), which are reflected in Accumulated Other Comprehensive Income for the periods presented:

	2003	2002	2001
	($ in millions)
Change in unrealized gains/(losses) on investments, net
Fixed maturity securities	$(2.9)	$68.9	$23.5

Subtotal	(2.9)	68.9	23.5
Effect on unrealized gains/(losses) on investments attributable to:
DPAC	2.2	(38.1)	(14.7)
Deferred federal income taxes	0.2	(10.8)	(3.1)

Change in unrealized gains/(losses) on investments, net	$(0.5)	$20.0	$5.7

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2003, 2002 and 2001 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2003	2002	2001
	($ in millions)
Reclassification Adjustments
Unrealized gains/(losses) on investments	$(4.0)	$23.2	$4.5
Reclassification adjustment for gains included in net income	3.5	(3.2)	1.2

Unrealized gains/(losses) on investments, net of reclassification adjustments	$(0.5)	$20.0	$5.7

Unrealized gains/(losses) on investments reported in the above table for the years ended December 31, 2003, 2002, and 2001, are net of income tax (benefit)/expense of $(2.5) million, $12.5 million and $3.8 million, respectively, and $4.5 million, $(40.6) million and $(17.4) million, respectively, relating to the effect of such unrealized gains/(losses) on DPAC.

Reclassification adjustments reported in the above table for the years ended December 31, 2003, 2002 and 2001 are net of income tax expense/(benefit) of $2.3 million, $(1.7) million, and $(0.7) million, respectively, and $(2.3) million, $2.5 million, and $2.8 million, respectively, relating to the effect of such amounts on DPAC.

6. Investments:

Fixed Maturity Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2003 and December 31, 2002 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2003	2002	2003	2002	2003	2002	2003	2002
	($ in millions)
U.S. Treasury securities and obligations of U.S. Government agencies	$291.7	$187.6	$7.5	$14.7	$2.1	$0.0	$297.1	$202.3
Collateralized mortgage obligations:
Government agency-backed	7.7	16.6	0.4	1.0	—	—	8.1	17.6
Non-agency backed	0.4	14.5	—	0.8	—	—	0.4	15.3
Other asset-backed securities:
Government agency-backed	—	—	—	—	—	—	—	—
Non-agency backed	55.3	138.0	4.6	5.5	—	1.2	59.9	142.3
Public utilities	100.1	83.6	5.3	6.2	0.5	0.6	104.9	89.2
Foreign Government	—	—	—	—	—	—	—	—
Corporate	1,177.7	982.7	70.0	66.7	2.4	6.1	1,245.3	1,043.3
Affiliates	1.2	1.3	—	0.2	—	—	1.2	1.5

Total Bonds	1,634.1	1,424.3	87.8	95.1	5.0	7.9	1,716.9	1,511.5
Redeemable Preferred Stock	15.0	25.0	2.1	0.9	—	—	17.1	25.9

Total	$1,649.1	$1,449.3	$89.9	$96.0	$5.0	$7.9	$1,734.0	$1,537.4

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The carrying value of the Company’s fixed maturity securities at December 31, 2003 and 2002 is net of cumulative impairment adjustments in value deemed to be “other than temporary” of $11.3 million and $13.1 million, respectively.

At December 31, 2003 and 2002, there were no fixed maturity securities which were non-income producing for the twelve months preceding such dates.

The Company classifies fixed maturity securities which: (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or (iv) are deemed to have an “other than temporary impairment” in value, as “problem fixed maturity securities.” At December 31, 2003 and 2002, the carrying value of problem fixed maturity securities held by the Company was $41.5 million and $71.2 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities of companies that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2003 and 2002, the Company held no problem fixed maturity securities or fixed maturity securities that had been restructured.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2003 are as follows:

	2003
	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$—	$—
Due after one year through five years	438.9	467.8
Due after five years through ten years	718.8	763.5
Due after ten years	297.8	304.6

Subtotal	1,455.5	1,535.9
Mortgage-backed and other asset-backed securities	193.6	198.1

Total	$1,649.1	$1,734.0

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturity securities may differ from contractual maturity securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sale of fixed maturity securities during 2003, 2002 and 2001 were $145.3 million, $82.8 million, and $84.5 million, respectively. Gains of $10.7 million, $4.8 million, and $4.1 million, and losses of $0.0 million, $1.0 million, and $0.0 million, were realized on these sales in 2003, 2002, and 2001, respectively.

7. Other Than Temporary Impairments:

The following table presents certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Less Than 12 Months		Greater Than 12 Months		Total
	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses
	($ in millions)
U.S. Treasury securities and obligations of U.S. Government Agencies	$135.8	$(2.1)	$—	$—	$135.8	$(2.1)
Collateralized mortgage obligations
Government agency backed	0.5	—	—	—	0.5	—
Non government agency backed	—	—	—	—	—	—
Other asset-backed securities
Government agency backed	—	—	—	—	—	—
Non government agency backed	—	—	—	—	—	—
Foreign governments	—	—	—	—	—	—
Utilities	20.2	(0.5)	—	—	20.2	(0.5)
Corporate bonds	123.2	(2.3)	8.9	(0.1)	132.1	(2.4)
Total bonds	279.7	(4.9)	8.9	(0.1)	288.6	(5.0)

Common stocks	—	—	—	—	—	—

Total temporarily impaired securities	$279.7	$(4.9)	$8.9	$(0.1)	$288.6	$(5.0)

At December 31, 2003 there was one fixed maturity security position that had been in an unrealized loss position for more than 12 months. The aggregate gross pre-tax unrealized loss relating to this position was $0.1 million as of such date. This position, which is investment grade, was not considered “other than temporarily impaired” principally because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired

8. Mortgage Loans On Real Estate:

Mortgage loans on real estate at December 31, 2003 and 2002 consist of the following:

	2003	2002
	($ in millions)
Commercial mortgage loans	$320.3	$275.4
Agricultural mortgage loans	103.7	86.2

Total loans	424.0	361.6
Less: valuation allowances	(4.4)	(3.7)

Mortgage loans, net of valuation allowances	$419.6	$357.9

An analysis of the valuation allowances on mortgage loans on real estate for 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	($ in millions)
Balance, beginning of year	$3.7	$1.4	$1.4
Increase in allowance	0.7	2.3	0.2
Reduction due to paydowns, payoffs, and sales	—	—	—
Transfers to real estate	—	—	(0.2)

Balance, end of year	$4.4	$3.7	$1.4

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2003 and 2002 the Company had no impaired mortgage loans with valuation allowances.

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

During 2003, 2002 and 2001, the Company recognized $0.2 million, $0.3 million, and $0.5 million, respectively, of interest income on impaired loans.

At December 31, 2003 and 2002, there were no mortgage loans which were non-income producing for the twelve months preceding such dates.

9. Deferred Policy Acquisition Costs:

Policy acquisition costs deferred and amortized in 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	($ in millions)
Balance, beginning of year	$617.4	$564.6	$483.5
Costs deferred during the year	193.7	172.6	157.8
Amortized to expense during the year	(55.2)	(81.8)	(62.1)
Effect on DPAC from unrealized gains/(losses) (see Note 3)	2.2	(38.0)	(14.6)

Balance, end of year	$758.1	$617.4	$564.6

10. Federal Income Taxes:

The Company files a consolidated federal income tax return with MONY Life and MONY Life’s other subsidiaries. Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the income tax expense/(benefit) is presented below:

	2003	2002	2001
	($ in millions)
Income tax expense/(benefit):
Current	$(30.1)	$(56.0)	$(32.2)
Deferred	35.0	47.2	33.6

Income tax/(benefit) expense from continuing operations	4.9	(8.8)	1.4

Discontinued operations	—	(0.4)	—

Total	$4.9	$(9.2)	$1.4

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Federal income taxes reported in the statements of income may be different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35.0%. The sources of the difference and the tax effects of each are as follows:

	2003	2002	2001
	($ in millions)
Tax at statutory rate	$10.9	$(8.7)	$1.4
Dividends received deduction	(3.2)	(1.0)	—
Tax settlements/accrual adjustments	(2.8)	—	—
Other	—	0.9	—

Federal income tax expense/(benefit) from continuing operations	4.9	(8.8)	1.4
Federal income tax benefit from discontinued operations	—	(0.4)	—

Provision for income tax expense/(benefit)	$4.9	$(9.2)	$1.4

The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes that may become due pending the outcome of IRS examinations.

The components of deferred tax liabilities and assets at December 31, 2003 and 2002 are as follows:

	2003	2002
	($ in millions)
Deferred policy acquisition costs	$222.7	$178.0
Fixed maturity securities	23.2	36.8
Other, net	(4.6)	10.6

Total deferred tax liabilities	241.3	225.4

Reserves	13.7	80.7
Accrued expenses	49.7	(0.1)
Real estate and mortgages	0.5	2.2

Total deferred tax assets	63.9	82.8

Net deferred tax liability	$177.4	$142.6

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

11. Estimated Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments approximate their carrying amounts except for mortgage loans and investment-type contracts. The methods and assumptions utilized in estimating the fair values of the Company’s financial instruments are summarized as follows:

Fixed Maturity Securities

The estimated fair values of fixed maturity securities are based upon quoted market prices, where available. The fair values of fixed maturity securities not actively traded and other non-publicly traded securities are estimated using values obtained from independent pricing services or, in the case of private placements, by

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

Mortgage Loans on Real Estate

The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2003 and 2002 the fair value of mortgage loans was $445.7 million and $394.8 million, respectively.

Policy Loans

Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

Note Payable to Affiliate

The fair value of the note payable to affiliate is determined based on contractual cash flows discounted at markets rates.

Separate Account Assets and Liabilities

The estimated fair value of assets held in Separate Accounts is based on quoted market prices.

Investment-Type Contracts

The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2003 were $946.1 million and $921.3 million, respectively. The carrying value and fair value of annuities at December 31, 2002 were $769.9 million and $748.3 million, respectively.

12. Reinsurance:

Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts except for the level term product, which utilizes a coinsurance agreement. The Company’s retention limits on new business is $4.0 million for any one person for individual products, and $6.0 million for last survivor products.

The following table summarizes the effect of reinsurance for the years indicated:

	2003	2002	2001
	($ in millions)
Direct premiums	$57.9	$39.8	$24.4
Reinsurance assumed	88.7	63.9	41.4
Reinsurance ceded	(20.9)	(14.2)	(9.5)

Net premiums	$125.7	$89.5	$56.3

Universal life and investment-type product policy fee income ceded	$30.0	$26.3	$23.1

Policyholders’ benefits ceded	$42.6	$32.2	$26.9

Policyholders’ benefits assumed	$46.5	$24.7	$14.8

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

13. Securities Lending and Concentration of Credit Risk:

Securities Lending Risk

Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2003 and 2002, securities loaned by the Company under this agreement had a carrying value of approximately $107.7 million and $186.8 million, respectively. The minimum collateral on securities loaned is 102% of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

Concentration of Credit Risk

At December 31, 2003 and 2002, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 0.9% and 1.1% of total cash and invested assets, respectively.

The Company’s fixed maturity securities are diversified by industry type. The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 2003 are consumer goods and services of $346.8 million (20.0%). At December 31, 2002, the industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10% or more of the carrying value were consumer goods and services of $351.3 million (22.9%), and non-government asset/mortgage backed securities of $157.6 million (10.2%)

The Company holds below investment grade fixed maturity securities with a carrying value of $193.8 million at December 31, 2003. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2002, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $245.1 million.

The Company has investments in commercial and agricultural mortgage loans. The locations of properties collateralizing mortgage loans at December 31, 2003 and 2002 are as follows:

	2003		2002
	($ in millions)
Geographic Region
West	$135.5	32.3%	$103.6	28.9%
Southeast	76.7	18.3	54.8	15.3
Mountain	57.7	13.7	40.4	11.3
Southwest	44.9	10.7	42.2	11.8
Midwest	64.4	15.4	43.9	12.3
Northeast	40.4	9.6	73.0	20.4

Total	$419.6	100.0%	$357.9	100.0%

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

The states or jurisdictions with the largest concentrations of mortgage loans at December 31, 2003 are: California $82.2 million (19.6%), Washington $44.7 million (10.6%), Colorado $31.8 million (7.6%), Virginia $27.1 million (6.5%), Pennsylvania $26.1 million (6.2%), District of Columbia $24.4 million (5.8%), Michigan $23.2 million (5.5%) and Missouri $19.4 million (4.6%).

As of December 31, 2003 and 2002, the mortgage loan portfolio by property type is as follows:

	2003		2002
	($ in millions)
Property Type
Agricultural	$103.2	24.6%	$85.7	24.0%
Office buildings	186.7	44.5	173.2	48.3
Hotel	24.9	5.9	17.5	4.8
Industrial	36.2	8.6	37.0	10.4
Retail	25.9	6.2	7.0	2.0
Other	42.7	10.2	36.2	10.1
Apartment buildings	—	—	1.3	0.4

Total	$419.6	100.0%	$357.9	100.0%

14. Commitments and Contingencies:

(i) Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of McLean) those predicated on alleged violations of the Massachusetts and

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

Illinois consumer protection statutes. On November 19, 2003, the Court in McLean entered an order granting defendants dispositive motion seeking dismissal of the individual claims of the proposed class representatives of the putative statewide class comprised of Massachusetts purchasers, but denying that motion as to the individual claims of the proposed class representatives of the putative state-wide class of Illinois purchasers only. The order is now on appeal to the United States Court of Appeals for the First Circuit.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On September 25, 2002 in light of the New York Court of Appeals’ decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders dated April 16, and May 6, 2003, the New York State Supreme Court denied preliminarily the motion for decertification, but held the issue of decertification in obeyance pending appeals by plaintiffs in related cases and a hearing on whether the present class, or a modified class, can satisfy the requirements of the class action statute in New York. MONY Life and MLOA have appealed from the denial of their motion for decertification, which appeal is presently pending in the Appellate Division, First Department. MONY Life and MLOA intend to defend themselves vigorously the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

By order dated November 4, 2003, Vice Chancellor Stephen P. Lamb, to whom the cases had been assigned, consolidated all ten actions under the caption In re The MONY Group Inc., Shareholders Litigation, Consolidated C.A. No. 20554-NC, and ordered plaintiffs to file a consolidated amended complaint. On or about November 5, 2003, plaintiffs filed a Consolidated Class Action Complaint on behalf of a putative class consisting of all MONY Group stockholders, excluding the defendants and their affiliates. The consolidated complaint alleges that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and approving the merger agreement by, among other things, (i) failing to maximize stockholder value, (ii) improperly diverting merger consideration from MONY Group’s stockholders to MONY Group’s management by amending and extending management’s change-in-control agreements, (iii) failing to comply with Delaware law in determining the “fair value” of MONY Group’s stock and (iv) disseminating incomplete

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

and inaccurate information regarding the proposed merger. The consolidated amended complaint alleges that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaint seeks various forms of relief, including damages and injunctive relief that would, if granted in its entirety, prevent completion of the merger. Defendants served and filed their answers to the consolidated amended complaints on December 29, 2003.

In addition, MONY Group, its directors and AXA Financial have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled Laufer v. The MONY Group, et al., Civ. No. 602957-2003 (Sept. 19, 2003) and North Border Investments v. Barrett, et al., Civ. No. 602984-2003 (Sept. 22, 2003). The complaints in these actions contain allegations substantially similar to those in the original consolidated complaint in the Delaware cases, and likewise purport to assert claims against MONY Group and its directors for breach of fiduciary duty and against AXA Financial for aiding and abetting a breach of fiduciary duty. The Laufer and North Border complaints also seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. On December 29 and 30, 2003, respectively, defendants served their answers to the Laufer and North Border complaints. MONY Group has denied the material allegations of the complaints and intends to vigorously defend the actions.

Subsequent Events — —

On January 16, 2004, after the filing and mailing of the definitive proxy statement on January 8, 2004, plaintiffs sought and were granted leave to further amend their complaint to include additional allegations relating to the accuracy and/or completeness of information provided by the MONY Group in such proxy statement. Thereafter, plaintiffs requested a hearing on their motion for a preliminary injunction to enjoin the stockholder vote which had been scheduled to occur at the special meeting on February 24, 2004. A hearing on plaintiffs’ motion for a preliminary injunction was held on February 13, 2004. By order dated March 1, 2004, and an opinion released on February 17, 2004, Vice Chancellor Lamb granted plaintiffs’ motion to the limited extent of enjoining MONY Group from proceeding with the special meeting until MONY Group provides supplemental disclosure to its stockholders relating to the amount of the benefits that the MONY Group executives would receive under the change-in-control agreements relative to the amounts received by executives in the other transactions the independent directors and their advisors had considered at least ten days before the special meeting. Vice Chancellor Lamb otherwise rejected plaintiffs’ arguments in support of an injunction based on the directors’ purported breach of fiduciary duty, the associated aiding and abetting claims and plaintiffs’ other disclosure claims.

On March 9, 2004, plaintiffs filed a second amended complaint which included, among other things, allegations that (i) the MONY Group’s board of directors decision to reschedule the special meeting and set a new record date reflects an attempt by MONY Group to manipulate the vote by disenfranchising its long-term stockholders, (ii) MONY Group selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power prior to the public announcement of the new record date, (iii) the press release issued in connection with the board’s decision to reschedule the meeting and record dates was materially false and misleading in that it failed to disclose and/or misrepresented the manipulation of the voting process and the true reason for the changing of such dates and (iv) the rescheduling of the meeting and record dates constitutes a breach of fiduciary duty by the MONY Group’s defendants. The second amended complaint seeks an order directing that MONY Group reinstate the record date of January 2, 2004 or, alternatively, denying voting power with respect to MONY Group shares allegedly purchased with knowledge of the prospect of a new record date.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

(iii) On February 3, 2004, MONY Group commenced an action in the United States District Court for the Southern District of New York, entitled The MONY Group Inc. v. Highfields Capital Management LP, Longleaf Partners Small-Cap Fund and Southeastern Asset Management, No. 04 Civ. 00916. MONY Group’s complaint alleges, among other things, that: (i) the furnishing by defendants, in solicitation materials sent to MONY Group’s stockholders, of a duplicate copy of MONY Group’s proxy voting card, without first filing a proxy statement and making the requisite disclosures in connection therewith, violates the federal proxy rules; (ii) certain of defendants’ solicitation materials contained false and misleading statements; and (iii) the defendants are acting as members of a “group” under Section 13(d) of the Securities Exchange Act and the rules promulgated thereunder in opposing the proposed merger, requiring the defendants to make certain securities filings and disclosures regarding their holdings, plans and intentions before engaging in a solicitation of MONY Group’s stockholders.

Subsequent Events — —

Based on the first of these allegations, on February 3, 2004, Judge Loretta Preska granted MONY Group’s request for a temporary restraining order and prohibited defendants from enclosing any proxy voting card, including a duplicate copy of MONY Group’s proxy voting card, in their solicitation materials, pending a determination on whether a preliminary injunction should be issued. By order dated February 11, 2004, Judge Richard Holwell denied MONY Group’s motion for a preliminary injunction and dissolved the temporary restraining order. Later that day, MONY Group filed a notice of appeal from Judge Holwell’s order and made an emergency application to the United States Court of Appeals for the Second Circuit, seeking an expedited appeal from the denial of the preliminary injunction, as well as a stay of Judge Holwell’s order dissolving the temporary restraining order or a preliminary injunction pending appeal. A single judge of the Second Circuit denied MONY Group’s request for a stay or injunction pending appeal, but the Court granted MONY Group’s motion for an expedited appeal, which is now pending.

On February 20, 2004 defendants Southeastern Asset Management and Longleaf Partners Small-Cap Fund served a joint answer to the complaint. Discovery in the litigation is currently proceeding with respect to MONY Group’s 13(d) and proxy disclosure claims.

(iv) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $0.8 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately $0.4 million of this charge was reflected in the income statement caption entitled “Net Realized Losses” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption entitled “Other Operating Costs and Expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $0.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $0.2 million of which was recorded as realized gains and $0.1 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(v) Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the SEC seeking documentation and other information relating to these issues. In addition, the SEC recently advised the Company of its plan to conduct an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

(vi) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse effect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(vii) At December, 2003, the Company had the following commitments outstanding: (i) $2.5 million for fixed rate agricultural loans with periodic interest rate reset dates with an initial interest rate of 5.25%, and (ii) commercial mortgage commitments of $38.4 million with interest rates ranging from 3.77% to 7.75%. The Company had no commitments outstanding for private fixed maturity securities.

15. Statutory Financial Information and Regulatory Risk-Based Capital:

The statutory net loss reported by the Company for the years ended December 31, 2003, 2002 and 2001 was $79.6 million, $91.9 million and $64.9 million, respectively. The statutory surplus of the Company as of December 31, 2003 and 2002 was $268.1 million and $246.1 million, respectively.

16. Reorganization and Other Charges:

During 2003, the Company was allocated charges aggregating $1.1 million in connection with MONY Life’s continuing initiative to enhance operating efficiency and effectively allocate resources. See Note 4 for a description of the service agreement between MONY Life and MLOA. These charges consisted of: (ii) losses from the abandonment of leased offices of $0.4 million; (iii) losses from the abandonment of leased space in MONY Life’s home office of $0.4 million; (iv) write-offs of unused furniture and equipment in certain abandoned agency offices of $0.2 million; and (iv) moving and alteration costs incurred in connection with the consolidation of leased space in the Company’s home office of $0.1 million The reserves established for the abandonment of leased agency offices and leased space in MONY Life’s home office are expected to run-off through 2008 and 2016, respectively. All of the charges recorded in 2003 represent “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

During the fourth quarter of 2002 and 2001, the Company was allocated reorganization and other charges aggregating approximately $1.6 million and $20.7 million, respectively, in connection with MONY Life’s initiative to enhance operating efficiency and more efficiently allocate resources and capital. Of these charges, $1.6 million and $6.8 million, respectively, met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 reorganization charge consisted of severance and related benefits resulting from headcount reductions in MONY Life’s home office and career agency system, as well as losses from abandonment of certain leased offices and equipment. The 2001 reorganization charge consisted of severance and related benefits of $7.4 million resulting

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

from headcount reductions in MONY Life’s home office and career agency system, and $7.4 million of other miscellaneous items. The remaining restructuring reserves primarily relate to lease abandonment costs and are expected to run-off through 2007. The balance of the charge in 2001, $5.9 million, was unrelated to the reorganization activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) write-downs of certain information technology assets, and (iii) other miscellaneous items.

The following tables summarize the components of the aforementioned charges allocated during 2003, 2002 and 2001, respectively:

2003	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges (1):
Severance benefits	$—	$—	$—
Leased offices	0.6	—	0.6
Lease abandonment and other	0.5	—	0.5

Total — Reorganization Charges	$1.1	$—	$1.1

(1)	All of the reorganization charges allocated in 2003 are “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

2002	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges (1):
Severance benefits	$1.3	$—	$1.3
Leased offices	0.3	—	0.3

Total — Reorganization Charges	$1.6	$—	$1.6

(1)	All of the reorganization charges allocated in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation (1)	$7.4	$—	$7.4
Leased offices (1)	1.4	—	1.4
Deferred policy acquisition costs	3.5	—	3.5
Other	2.5	—	2.5

Subtotal — Reorganization Charges	14.8	—	14.8
Other Charges:
Asset Impairments and Valuation Related Write-downs	—	2.5	2.5
Benefits to policyholders	2.1	—	2.1
Information technology assets	1.0	—	1.0
Other	0.3	—	0.3

Subtotal — Other Charges	3.4	2.5	5.9

Total — Reorganization and Other Charges	$18.2	$2.5	$20.7

(1)	Severance benefits aggregating $5.4 million and lease abandonment charges aggregating $1.4 million meet the definition of “restructuring charges” as defined by EITF 94-3.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS — (Continued)

All charges referred to as Reorganization Charges included in the table above, except $3.5 million related to deferred policy acquisition costs in 2001, are included in “Other Operating Costs and Expenses” in the Company’s income statement for the year ended December 31, 2001.

Set forth below is certain information regarding the liability recorded in connection with the restructuring actions during 2003 and 2002, as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s statements of financial position.

	As of December 31, 2002	Charges	Cash Payments (1)	Change in Reserve Estimates	As of December 31, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$1.2	$—	$(1.2)	$—	$—
Other restructuring charges	1.3	1.1	(1.4)	—	1.0

Total Restructuring Charges Liability	$2.5	$1.1	$(2.6)	$—	$1.0

(1)	Cash payments include in 2003 the non-cash write-off of $0.4 million in unused equipment in certain abandoned leased offices.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A:	Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 11.	Executive Compensation

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit and audit related services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2002, as well as fees billed for other services rendered by PricewaterhouseCoopers during those periods. The amounts shown represent the amounts allocated to the Company under its service agreement with MONY Life (see Note 3 to the Financial Statements). Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Audit Fees(1)	$0.45	$0.64
Audit Related Fees(2)	0.09	0.03
Tax Fees(3)	0.05	—
All Other Fees(4)	0.04	0.43

Total	$0.63	$0.52

(1)	Audit Fees consist of the aggregate billed or to be billed by PricewaterhouseCoopers for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. The nature of the services performed includes fees related to the execution of audits and attest services not required by statute or regulations, due diligence related to investments, and consultations concerning financial accounting and reporting standards.
(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for tax compliance, tax advice, and tax planning.
(4)	All Other Fees consist principally of Information Technology Implementation Projects.

The Company’s Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of PricewaterhouseCoopers.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The engagement of PricewaterhouseCoopers for non-audit accounting and tax services performed for the Company is limited to those instances in which such services are considered integral to the audit services that it provides or in which there is another compelling rationale for utilizing its services. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by PricewaterhouseCoopers require pre-approval by MONY Group’s Audit Committee. Such pre-approval may be given by the chairman of MONY Group’s Audit Committee, with notice to the full MONY Group Audit Committee at its next meeting.

PART IV

ITEM 15.	Exhibits, Financial Statements, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1)	Financial Statements.

See Index to Financial Statements included at page 38 hereto.

(2)	Exhibits

(a)	The exhibits are listed in the Exhibit Index that begins on page E-1.

(b)	Reports on Form 8-K.

No report on Form 8-K was filed during the period covered by this report.

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement among the Registrant, MONY Securities Corp. and MONY Series Fund, Inc. (filed as Exhibit 3(a) to Post-Effective Amendment No. 3 dated February 28, 1991 to Registration Statement No. 33-20453 and incorporated by reference herein).

3.1	Articles of Incorporation of the Registrant (filed as Exhibit 6(a) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein).

3.2	By-Laws of the Registrant (filed as Exhibit 6(b) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein).

4.1	Proposed forms of Flexible Payment Variable Annuity Contracts (filed as Exhibit 4 to Registration No. 333-59717 dated July 23, 1989 and incorporated by reference herein).

10.1	Services Agreement between the Registrant and The Mutual Life Insurance Company of New York (filed as Exhibit 5(ii) to Pre-Effective Amendment to Registration Statement Nos. 2-95501 and 811-4209) dated July 19, 1985 and incorporated by reference herein).

10.2	Investment Advisory Agreement between the Registrant and MONY Life Insurance Company of New York dated January 1, 1982 (filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.3	Amended and Restated Investment Advisory Agreement dated August 4, 1997 between the Registrant and MONY Series Fund, Inc. (filed as Exhibit 5(i) in Post-Effective Amendment No. 14 to Registration Statement dated February 27, 1998 (Registration Nos. 2-95501 and 811-04209) and incorporated by reference herein).

10.4	Service Agreement between the Registrant and MONY Life Insurance Company of New York, dated January 1, 1982 (filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.5	Services Agreement between the Registrant and MONY Life Insurance Company of New York, dated November 3, 1997 (filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.6	Forms of Registrant’s Policy Contract Riders (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).

10.7	Investment Sub-Advisory Agreement dated June 1, 2003 between the Registrant and MONY Capital Management, Inc. (filed herewith).

10.8	Investment Sub-Advisory Agreement dated June 1, 2003 between the Registrant and Boston Advisers, Inc. (filed herewith).

21.1	Subsidiaries of the Registrant (omitted pursuant to General Instruction I to Form 10-K).

31.1	Certification of Michael I. Roth pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

31.2	Certification of Richard Daddario pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York on March 30, 2004.

MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/S/ MICHAEL ISOR ROTH
Michael Isor Roth Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title

/S/ MICHAEL ISOR ROTH Michael Isor Roth	Director, Chairman and Chief Executive Officer

/S/ SAMUEL JOSEPH FOTI Samuel Joseph Foti	Director, President and Chief Operating Officer

/S/ RICHARD DADDARIO Richard Daddario	Director, Executive Vice President and Chief Financial Officer

/S/ KENNETH MARC LEVINE Kenneth Marc Levine	Director, Executive Vice President and Chief Investment Officer

/S/ ARNOLD BROUSELL Arnold Brousell	Vice President, Controller and Chief Accounting Officer

/S/ MARGARET G. GALE Margaret G. Gale	Director and Vice President

/S/ STEVEN G. ORLUCK Steven G. Orluck	Director and Vice President

/S/ RICHARD E. CONNORS Richard E. Connors	Director and Vice President

/S/ EVELYN L. PEOS Evelyn L. Peos	Director and Vice President

/S/ MICHAEL SLIPOWITZ Michael Slipowitz	Director; Vice President and Actuary

/S/ JAY M. COHEN Jay M. Cohen	Director, Vice President and Chief Compliance Officer

/S/ SAM CHIODO Sam Chiodo	Director and Vice President

S-1