Form 10-Q
period 2004-03-31
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2004-05-17
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 7, 2004, 2,500,000 shares of the Registrant’s Common Stock were outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$1,856.0	$1,734.0
Mortgage loans on real estate	448.8	419.6
Policy loans	86.8	86.1
Real estate held for investment	2.2	2.2
Other invested assets	25.9	16.7

	2,419.7	2,258.6

Cash and cash equivalents	56.4	180.4
Accrued investment income	33.2	29.5
Amounts due from reinsurers	59.2	59.6
Deferred policy acquisition costs	766.5	758.1
Current federal income taxes	47.2	27.7
Other assets	16.7	12.2
Separate account assets	3,590.7	3,504.0

Total assets	$6,989.6	$6,830.1

LIABILITIES AND SHAREHOLDER’S EQUITY
Future policy benefits	$183.8	$186.6
Policyholders’ account balances	2,009.4	1,962.4
Other policyholders’ liabilities	89.3	86.3
Accounts payable and other liabilities	97.4	108.2
Note payable to affiliate (Note 6)	38.9	39.6
Deferred federal income taxes	198.7	177.4
Separate account liabilities	3,590.7	3,504.0

Total liabilities	6,208.2	6,064.5

Commitments and contingencies (Note 5)
Common stock $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par	599.7	599.7
Retained earnings	144.8	139.2
Accumulated other comprehensive income	34.4	24.2

Total shareholder’s equity	781.4	765.6

Total liabilities and shareholder’s equity	$6,989.6	$6,830.1

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended March 31, 2004 and 2003

	2004	2003
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$43.8	$40.5
Premiums	35.5	27.5
Net investment income	29.5	27.9
Net realized gains/(losses) on investments	5.8	(1.1)
Other income	10.8	6.0

	125.4	100.8

Benefits and Expenses:
Benefits to policyholders	42.4	35.3
Interest credited to policyholders’ account balances	23.8	21.8
Amortization of deferred policy acquisition costs	16.9	16.4
Other operating costs and expenses	40.4	29.0

	123.5	102.5

Income/(loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	1.9	(1.7)
Income tax expense/(benefit)	0.1	(0.4)

Income/(loss) from continuing operations before cumulative effect of a change in accounting principle	1.8	(1.3)
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit	—	(0.1)

Net income/(loss) before cumulative effect of a change in accounting principle	1.8	(1.4)
Cumulative effect on prior periods of the adoption of SOP 03-1, net of income tax expense of $2.1 million (Note 3)	3.8	—

Net income/(loss)	5.6	(1.4)

Other comprehensive income(loss), net	10.2	(0.3)

Comprehensive income/(loss)	$15.8	$(1.7)

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENT

OF CHANGES IN SHAREHOLDER’S EQUITY

For the Three-month Period Ended March 31, 2004

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 2003	$2.5	$599.7	$139.2	$24.2	$765.6
Comprehensive income:
Net income			5.6		5.6
Other comprehensive income				10.2	10.2

Comprehensive income					15.8

Balance, March 31, 2004	$2.5	$599.7	$144.8	$34.4	$781.4

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the Three-month Periods Ended March 31, 2004 and 2003

	2004	2003
	($ in millions)
Net cash used in operating activities	$(50.1)	$(3.7)
Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	68.2	96.7
Mortgage loans on real estate	3.7	12.0
Other invested assets	—	—
Acquisitions of investments:
Fixed maturity securities	(150.0)	(115.7)
Mortgage loans on real estate	(33.1)	(51.5)
Other invested assets	(0.1)	—
Policy loans, net	(0.7)	(0.6)

Net cash used in investing activities	$(112.0)	$(59.1)

Cash flows from financing activities:
Repayment of note to affiliate	(0.7)	(0.6)
Receipts from annuity and universal life policies credited to policyholders’ account balances	221.0	200.2
Return of policyholders’ account balances on annuity and universal life policies	(182.2)	(125.7)

Net cash provided by financing activities	38.1	73.9

Net (decrease)/increase in cash and cash equivalents	(124.0)	11.1
Cash and cash equivalents, beginning of period	180.4	33.2

Cash and cash equivalents, end of period	$56.4	$44.3

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

2. Proposed Merger of MONY Group with AXA Financial, Inc.:

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co. (“AIMA”), which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 5 for further information regarding the pending merger transaction.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted.

Although the Company has no employees, under a service agreement with MONY Life the Company is charged for services, including personnel services and employee benefits provided by MONY Life employees on the Company’s behalf. MONY Life elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Based on the definition of an “employee” prescribed in the Internal Revenue Code, MONY Life’s career financial professionals do not qualify as employees. The following table reflects the effect on net income of the Company as if the accounting prescribed by SFAS 123 had been applied by MONY Life to the options granted to employees and outstanding as at March 31, 2004 and 2003:

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Net income/(loss), as reported	$5.6	$(1.4)
Less: Total stock-based employee compensation determined under the fair value method of accounting, net of tax	0.8	1.1

Pro forma net income/(loss)	$4.8	$(2.5)

New Accounting Pronouncements

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i) separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of assets from the general account, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. The cumulative effect of the adoption of SOP 03-1, totaling $3.8 million, is shown as a one time credit to income in the Company’s income statement for the three-month period ended March 31, 2004. See Note 4 for the required disclosures pursuant to the adoption of SOP 03-1.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Variable Contracts:

The Company, through its separate accounts, provides life insurance and annuity products that guarantee certain benefits to the contract holder. There are three types of variable annuity contracts offered through the Company’s separate accounts where the Company contractually guarantees to the contract holder either (a) a guaranteed minimum death benefit (“GMDB”) where, in the event of death, the contract holder will receive a return of no less than total deposits made to the contract adjusted for any partial withdrawals, as long as the contract is in force, (b) a guaranteed return of total deposits made to the contract adjusted for any partial withdrawals plus a minimum return subject to a certain preset maximum amount, or (c) the highest contract value on a specified anniversary date adjusted for any withdrawals made after the contract anniversary date. These guarantees include benefits that are payable in the event of death or annuitization. The Company also issues variable universal life insurance contracts through its separate accounts that include an optional feature which guarantees the continuation of the contract and the payment of death benefits if the sum of actual premiums paid exceeds the required minimum premiums during a specified period (“GMDB VUL”). There were no gains or losses relating to these contracts on transfers of assets from the general account to the separate account for the three-month periods ended March 31, 2004 and 2003.

The assets supporting the variable portion of variable universal life contracts, traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative and other services are included in revenue, and changes in liabilities for minimum guarantees are included in policyholder benefits in the Company’s statement of income and comprehensive income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Company’s statement of income and comprehensive income.

The Company’s variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore the amounts listed are not mutually exclusive. For guaranteed amounts in the event of death, the net amount at risk is defined as the current GMDB in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is the difference between the annuitization fund value and the contractual fund value.

The following tables present certain information as of March 31, 2004 and December 31, 2003 with respect to the amounts at risk relating to the guarantees on the Company’s variable contracts.

Return of Net Deposits

	As of March 31, 2004	As of December 31, 2003
	($ in millions, except average attained age of contract holders)
In the event of death
Account value	$3,336.3	$3,300.6
Net amount at risk	327.3	360.7
Net amount at risk net of reinsurance	327.3	360.7
Average attained age of contract holders	60	60

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

Return of Net Deposits Plus a Minimum Return

	As of March 31, 2004	As of December 31, 2003
	($ in millions, except percentage amounts, average attained age of contract holders, and remaining period to annuitization)
In the event of death
Account value	$157.4	$135.7
Net amount at risk	1.5	1.4
Net amount at risk net of reinsurance	0.4	0.3
Average attained age of contract holders	59	59
Range of guaranteed minimum return rates	5.0%	5.0%
At annuitization
Account value	157.4	136.6
Net amount at risk(1)	1.5	1.4
Net amount at risk net of reinsurance(1)	—	—
Weighted average period remaining until expected annuitization	8 years	7 years
Range of guaranteed minimum return rates	5.0%	5.0%

(1)	The majority of this amount at risk is already included in the amount at risk on the return of net deposits.

Highest Specified Anniversary Account Value Adjusted for Withdrawals Post Anniversary

	As of March 31, 2004	As of December 31, 2003
	($ in millions, except average attained age of contract holders)
In the event of death
Account value	2,172.3	$2,133.2
Net amount at risk(1)	56.3	55.4
Net amount at risk net of reinsurance(1)	48.6	47.6
Average attained age of contract holders	60	60

(1)	The majority of this amount at risk is already included in the amount at risk on the return of net deposits.

Highest Specified Anniversary Account Value Adjusted for Withdrawals Post Anniversary

	As of March 31, 2004	As of December 31, 2003
	($ in millions, except average attained age of contract holders)
In the event of death
Account value	2,172.3	$2,133.2
Net amount at risk(1)	56.3	55.4
Net amount at risk net of reinsurance(1)	48.6	47.6
Average attained age of contract holders	60	60

(1)	The majority of this amount at risk is already included in the amount at risk on the return of net deposits.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the assets under management for contracts with guarantees that were invested in variable separate accounts as at March 31, 2004 and December 31, 2003:

	As of March 31, 2004	As of December 31, 2003
	($ in millions)

Equity Securities (including mutual funds):

Variable Life products containing equity securities including mutual funds(1)	$12.2	$12.0

Variable Annuity products containing equity securities including mutual funds(2):
Equity Fund	2,120.9	2,074.4
Bond Fund	450.9	438.9
Money Market Fund	142.1	160.1
Balanced Fund	68.7	69.1

Total variable annuities	2,782.6	2,742.5

Total variable contract assets under management	$2,794.8	$2,754.5

(1)	The product contains Minimum Guaranteed Death Lifetime Lapse Protection Benefits.
(2)	The product contains Minimum Guaranteed Death and Income Benefits.

At March 31, 2004, the Company has established a reserve of approximately $2.0 million related to its variable contract guarantees. This reserve is calculated based upon the following assumptions:

Variable Annuity Products:

•	The data used was 1,000 stochastically generated investment performance scenarios;

•	The mean investment performance assumption was 10% for the first 5 projection years and 8% thereafter;

•	The volatility assumption was 15%;

•	The mortality was assumed to be 85% of the Annuity 2000 table;

•	The lapse rates vary by contract type and duration, with an average close to 10%; and

•	The discount rate was 8%.

GMDB VUL:

•	The data used was 1,000 stochastically generated investment performance scenarios;

•	The mean investment performance assumption was 8%;

•	The volatility assumption was 15%;

•	The mortality was assumed to be from pricing;

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

•	The lapse rate was 3%; and

•	The discount rate was 4%.

The Company regularly evaluates the estimates and assumptions used, and if actual experience or other evidence suggests that earlier assumptions should be revised, adjusts the liability balance accordingly, with a related charge or credit to benefit expense, In addition, the calculation of the liability for Guaranteed Minimum Income Benefits assumes 10% of the potential annuitizations that would be beneficial to the contract holder will be elected.

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of McLean) those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. On November 19, 2003, the Court in McLean entered an order granting defendants dispositive motion seeking dismissal of the individual claims of the proposed class representatives of the putative statewide class comprised of Massachusetts purchasers, but denying that motion as to the individual claims of the proposed class representatives of the putative state-wide class of Illinois purchasers only. The order is now on appeal to the United States Court of Appeals for the First Circuit.

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

By order dated November 4, 2003, Vice Chancellor Stephen P. Lamb, to whom the cases had been assigned, consolidated all ten actions under the caption In re The MONY Group Inc., Shareholders Litigation, Consolidated C.A. No. 20554-NC, and ordered plaintiffs to file a consolidated amended complaint. On or about November 5, 2003, plaintiffs filed a Consolidated Class Action Complaint on behalf of a putative class consisting of all MONY Group stockholders, excluding the defendants and their affiliates. The consolidated complaint alleges that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and approving the merger agreement by, among other things, (i) failing to maximize stockholder value, (ii) improperly diverting merger consideration from MONY Group’s stockholders to MONY Group’s management by amending and extending management’s CIC agreements, (iii) failing to comply with Delaware law in determining the “fair value” of MONY Group’s stock and (iv) disseminating incomplete and inaccurate information regarding the proposed merger. The consolidated amended complaint alleges that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaint seeks various forms of relief, including damages and injunctive relief that would, if granted in its entirety, prevent completion of the merger. Defendants served and filed their answers to the consolidated amended complaint on December 29, 2003.

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

On January 16, 2004, after the filing and mailing of the definitive proxy statement on January 8, 2004, plaintiffs sought and were granted leave to further amend their complaint to include additional allegations relating to the accuracy and/or completeness of information provided by MONY Group in such proxy statement. Thereafter, plaintiffs requested a hearing on their motion for a preliminary injunction to enjoin the stockholder vote which had been scheduled to occur at the special meeting on February 24, 2004. A hearing on plaintiffs’ motion for a preliminary injunction was held on February 13, 2004. By order dated March 1, 2004, and an opinion released on February 17, 2004, Vice Chancellor Lamb granted plaintiffs’ motion to the limited extent of enjoining MONY Group from taking any action in furtherance of the stockholder vote until MONY Group provides supplemental disclosure to its stockholders relating to the amount of the benefits that the MONY Group executives would receive under the CIC agreements relative to the 18 other transactions as to which the independent directors and their advisors had been provided information by E&Y. This proxy statement contains those disclosures on pages 28 to 30. Vice Chancellor Lamb otherwise rejected plaintiffs’ arguments in support of an injunction based on the directors’ purported breach of fiduciary duty, the associated aiding and abetting claims and plaintiffs’ other disclosure claims.

On March 9, 2004, plaintiffs filed a second amended complaint which included, among other things, allegations that (i) the MONY Group board of directors’ decision to reschedule the special meeting and set a new record date reflects an attempt by MONY to manipulate the vote by disenfranchising its long-term stockholders, (ii) MONY Group selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power prior to the public announcement of the new record date, (iii) the press release issued in connection with the board’s decision to reschedule the meeting and record dates was materially false and misleading in that it failed to disclose and/or misrepresented the manipulation of the voting process and the true reason for the changing of such dates and (iv) the rescheduling of the meeting and record dates constitutes a breach of fiduciary duty by the MONY Group defendants. The second amended complaint seeks an order directing that MONY Group reinstate the record date of January 2, 2004 or, alternatively, denying voting power with respect to MONY Group shares allegedly purchased with knowledge of the prospect of a new record date. Plaintiffs thereafter moved for a second preliminary injunction seeking, among other things, to prohibit MONY Group from voting proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting that are not subsequently revoked and to require all stockholders of record as of April 8, 2004 to submit new proxies. A hearing on plaintiffs’ second motion for a preliminary injunction motion was held on April 6, 2004. By opinion released on April 9, 2004, Vice Chancellor Lamb (i) denied plaintiffs’ motion for a preliminary injunction in its entirety, (ii) held that the MONY Group board’s determination to change the record date from January 2, 2004 to April 8, 2004 was a valid exercise of the board’s judgment and (iii) entered summary judgment in favor of MONY Group with respect to the legal validity of voting at the May 18, 2004 meeting unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting date. Vice Chancellor Lamb noted that there was no factual record to evaluate plaintiffs’ equitable claims against the validity of voting at the May 18, 2004 meeting unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting date and that he therefore was not ruling on those claims.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(iii) On February 3, 2004, MONY Group’commenced an action in the United States District Court for the Southern District of New York, entitled The MONY Group Inc. v. Highfields Capital Management LP, Longleaf Partners Small-Cap Fund and Southeastern Asset Management, No. 04 Civ. 00916. MONY’s complaint alleges, among other things, that: (i) the furnishing by defendants, in solicitation materials sent to MONY Group’s stockholders, of a duplicate copy of MONY Group’s proxy voting card, without first filing a proxy statement and making the requisite disclosures in connection therewith, violates the federal proxy rules; (ii) certain of defendants’ solicitation materials contained false and misleading statements; and (iii) the defendants are acting as members of a “group” under Section 13(d) of the Securities Exchange Act and the rules promulgated thereunder in opposing the proposed merger, requiring the defendants to make certain securities filings and disclosures regarding their holdings, plans and intentions before engaging in a solicitation of MONY Group’s stockholders.

Based on the first of these allegations, on February 3, 2004, Judge Loretta Preska granted MONY Group’s request for a temporary restraining order and prohibited defendants from enclosing any proxy voting card, including a duplicate copy of MONY Group’s proxy voting card, in their solicitation materials, pending a determination on whether a preliminary injunction should be issued. By order dated February 11, 2004, Judge Richard Holwell denied MONY Group’s motion for a preliminary injunction and dissolved the temporary restraining order. Later that day, MONY Group filed a notice of appeal from Judge Holwell’s order and made an emergency application to the United States Court of Appeals for the Second Circuit, seeking an expedited appeal from the denial of the preliminary injunction, as well as stay of Judge Holwell’s order dissolving the temporary restraining order or a preliminary injunction pending appeal. A single judge of the Second Circuit denied MONY Group’s request for a stay or injunction pending appeal, but the Court subsequently granted MONY Group’s motion for an expedited appeal. On February 20, 2004, defendants Southeastern Asset Management and Longleaf Partners Small-Cap Fund served a joint answer to the complaint. On February 25, 2004, defendant Highfields Capital Management LP also served an answer to the complaint.

On April 1, 2004, the Second Circuit reversed the District Court’s denial of MONY Group’s motion for a preliminary injunction and ordered the District Court to enter a preliminary injunction. On April 2, 2004, the District Court signed a preliminary injunction prohibiting the defendants from furnishing any duplicate or reproduction of MONY Group’s proxy voting cards to MONY Group shareholders in connection with any solicitation in respect of the merger under the applicable provisions of the federal proxy rules without first complying with SEC disclosure requirements, including filing a proxy statement.

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

(v) Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”) seeking documentation and other information relating to these issues. In addition, the SEC is currently conducting an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

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

(vii) At March 31, 2004, the Company had the following commitments outstanding: (i) $5.4 million for fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 5.4% to 5.8%, and (ii) commercial mortgage commitments of $34.3 million with interest rates ranging from 3.7% to 7.7%. The Company had no commitments outstanding for private fixed maturity securities.

6. Related Party Transactions:

MONY Life has a guarantee outstanding to one state that the statutory surplus of the Company will be maintained at amounts at least equal to the minimum surplus for admission to that state.

The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. For the three-month periods ended March 31, 2004 and 2003, the Company incurred expenses of $42.5 million and $37.7 million, respectively, as a result of such allocations. At March 31, 2004 and December 31, 2003 the Company had a payable to MONY Life in connection with this service agreement of $22.5 million and $13.1 million, respectively, which is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.2 million and $0.3 million for each of the three-month periods ended March 31, 2004 and 2003, respectively. In addition, the Company had a payable to MONY Life related to this agreement of approximately $0.0 million and $0.1 million at March 31, 2004 and December 31, 2003, respectively, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $1.6 million and $1.7 million for the three-month periods ended March 31, 2004 and 2003, respectively. In addition, the Company recorded an intercompany payable of

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

$1.6 million and $1.9 million at March 31, 2004 and December 31, 2003, respectively, related to these agreements, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

During 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to MLOA on behalf of the Company, related to the Company’s consolidation of site locations to New York City. At March 31, 2004, IDA bonds outstanding were $1.2 million. NY IDA will use the lease payments to make principal and interest payments to the bondholder. Lease payments for NY IDA were $0.1 million for each of the three-month periods ended March 31, 2004 and 2003, respectively.

The Company entered into a modified coinsurance agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby the Company agreed to reinsure 90.0% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90.0% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a deferred policy acquisition costs tax provision. Under the agreement, the Company will share in all premiums and benefits for such policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, the Company will reimburse USFL for its quota share of expense allowances, as defined in the agreement. At March 31, 2004 and December 31, 2003, the Company recorded a payable of $16.5 million and $17.2 million, respectively, to USFL in connection with this agreement, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of March 31, 2004 is $38.9 million.

7. Reorganization and Other Charges:

During 2003, the Company was allocated charges aggregating $1.1 million in connection with MONY Life’s continuing initiative to enhance operating efficiency and effectively allocate resources. See Note 6 for a description of the service agreement between MONY Life and MLOA. These charges consisted of: (ii) losses from the abandonment of leased offices of $0.4 million; (iii) losses from the abandonment of leased space in MONY Life’s home office of $0.4 million; (iv) write-offs of unused furniture and equipment in certain abandoned agency offices of $0.2 million; and (iv) moving and alteration costs incurred in connection with the consolidation of leased space in the Company’s home office of $0.1 million. The reserves established for the abandonment of leased agency offices and leased space in MONY Life’s home office are expected to run-off through 2008 and 2016, respectively. All of the charges recorded in 2003 represent “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

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

	December 31, 2003	Charges	Cash Payments	Change in Reserve Estimates	March 31, 2004
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$—	$—	$—	$—	$—
Other restructure charges	1.0	—	(0.2)	—	0.8

Total Restructuring Charges Liability	$1.0	$—	$(0.2)	$—	$0.8

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim condensed financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s 2003 Annual Report on Form 10-K.

General Discussion of Factors Affecting Profitability

MONY Life Insurance Company of America (the “Company” or “MLOA”), a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”), derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative, and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products and (iv) net investment income on general account assets. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

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

If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically

If a majority of The MONY Group Inc’s (the “MONY Group”) outstanding shares are not voted in favor of MONY Group’s proposed merger with AXA Financial, Inc. (AXA Financial”) or if the AXA Financial merger transaction does not close for any reason, both the profitability and the financial condition of the Company could suffer severely. A.M. Best, Moody’s Investors Service, Standard & Poors and Fitch IBCA have all recently lowered the MONY Group’s ratings and/or their outlook on the MONY Group’s ratings. It is likely that, in the event the proposed merger is not approved by MONY Group’s shareholders, the rating agencies would promptly further lower their ratings and/or their ratings outlook of MONY Group’s debt obligations and their financial strength ratings of its domestic insurance subsidiaries. This action could cause the Company either (a) to lose business to competitors, given that MONY Life’s distribution, through which the Company products are sold, includes third-party channels with access to other, higher rated providers, or (b) to pay higher gross concessions to its distributors to maintain premium volume, resulting in lower profits. In addition, among other things, lower ratings could increase the rate of policy surrenders to the Company, thereby reducing revenue to a level that would require a write-down of deferred policy acquisition costs. A ratings downgrade could also undermine MONY Life’s relationships with its distributors and, thus, its attractiveness to third parties as an acquisition candidate. Further, such a downgrade could impair MONY Group’s ability to borrow money or to raise money by selling additional equity. This, in turn, could have a negative effect on the Company’s liquidity or the Company’s cost of capital.

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

At March 31, 2004 the carrying value of the Company’s DPAC was $766.5 million. Approximately $140.2 million of this amount pertains to the Company’s variable annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its variable annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method, the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

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

The Company’s calculation of variable annuity product DPAC asset balances as of March 31, 2004 incorporated an assumption of 10.0% for the next 5 calendar years, decreasing to 8% thereafter, for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of guaranteed minimum death benefits.

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

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities, or a deterioration in the credit quality of issuers, or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily impaired”, which may require the Company to recognize an “other than temporary impairment” charge that could be material to its results of operations and financial position. See—Investments—Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities.

Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At March 31, 2004, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of its in force annuity contracts) totaled approximately $327.2 million. At March 31, 2004, the Company carried a reserve of approximately $1.0 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) has issued guidance concerning the establishment of such reserves. This guidance required the Company to change its methodology for determining the amount of reserves that should be established for such claims. The adoption on January 1, 2004 of the new guidance issued by the AICPA resulted in a decrease in such reserves of approximately $2.5 million from the reserve levels at December 31, 2003. Also, see Note 4 to the Unaudited Interim Condensed Financial Statements for further discussion relating to the reserves established for such claims.

Declines in Securities Market Prices Could Decrease the Company’s Revenues

As discussed above under the caption “—General Discussion of Factors Affecting Profitability,” revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Events in 2004 Could Result in Significant Changes to Pension and Other Post-retirement Benefit Costs

Although the Company has no employees, under a service agreement with MONY Life, the Company pays for services provided by MONY Life employees (see Note 6 to the Financial Statements). Pension costs for such employees are based in part on the rate of return assumption and the discount rate used to determine pension liabilities. As required under GAAP, both the expected rate of return assumption for 2004 on assets funding MONY Life’s pension liabilities and other post-retirement benefits and the discount rate used to determine those liabilities were established at December 31, 2003. MONY Life made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields on high-quality corporate bonds. Due to the continuing decline in the market yield on high-quality corporate bonds, MONY Life lowered the discount rate assumption for 2004 to 6.125% from 6.625% in 2003, which will cause an increase in MONY Life’s net periodic expense in 2004 and thereafter. However, while the expected rate of return assumption for 2004 of 8.0% was not changed from that assumed in 2003, the fair value of plan assets grew more than anticipated during 2003, and accordingly, earnings on plan assets during 2004 attributable to such growth are expected to more than offset the increase in pension expense resulting from the use in 2004 of a lower discount rate assumption.

The Company’s Expenses May Increase if MONY Life Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation (“SFAS 123”) and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS 123, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If MONY Life chooses to adopt these provisions of SFAS No. 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board (“FASB”), the adoption will result in additional expenses charged to the Company under its service agreement with MONY Life in an amount that may be material to the Company’s results of operations (see Note 3 to the Unaudited Interim Condensed Financial Statements).

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

The interim financial data as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Company’s Financial Statements filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003 for a complete description of the Company’s significant accounting policies.

Investments—

The Company records investments in fixed maturity securities available-for-sale, equity securities, and investments in limited partnership interests accounted for at fair value in the balance sheet. In most cases, the Company determines fair values using quoted market prices. However, valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates and the timing of cash flows because quoted market prices are not available. At March 31, 2004, the carrying value of private placement fixed maturity securities was $789.9 million.

The Company records changes in the fair values of investments in fixed maturity and equity securities available-for-sale that are not considered to be “other than temporarily impaired” in other comprehensive income. For investments the Company considers to be “other than temporarily impaired”, the Company records an impairment loss, which is reflected in realized gains and (losses) on investments. See—Investments—Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities. Determining whether a security is “other than temporarily impaired” requires the use of estimates and significant judgment. The Company’s results of operations and financial position are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are “other than temporarily impaired”.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependant and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and results of operations are therefore sensitive to changes in: (i) the estimated cash flows of the mortgage loans, (ii) the value of the collateral, and (iii) the economic environment in general. At March 31, 2004 and December 31, 2003, the valuation allowance on these mortgage loans was $4.6 million and $4.4 million, respectively.

Deferred policy acquisition costs and insurance reserves—

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally, SFAS 60 for term and whole life insurance products and SFAS 97 for universal life and investment-type contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and where flexibility is allowed, policyholder premium payment behavior. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See —Potential Forward Looking Risks Affecting Profitability—Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet—The Company Might Have to Write-Off Deferred Policy Acquisition Costs Sooner Than Planned.

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

As discussed in Note 7 to the Company’s Unaudited Interim Condensed Financial Statements, in each of the years in the three-year period ended December 31, 2003, the Company established reserves related to charges from MONY Life under its service agreement with the Company (see Note 6 to the Unaudited Interim Condensed Financial Statements) in connection with the reorganization of certain of its lines of business. These reserves are primarily related to the estimated costs of employee terminations and related benefits, lease abandonments and other costs directly related to MONY Life’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to MONY Life’s reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Pension liabilities and the corresponding periodic expense—

Although the Company has no employees, under a service agreement with MONY Life, the Company pays for services provided by MONY Life employees, including pension plan and other postretirement benefits (see Note 6 to the Unaudited Interim Condensed Financial Statements). The accounting for pension liabilities and the corresponding periodic expense requires assumptions with respect to the future return on pension plan assets, the discount rate used to determine the present value of pension liabilities, the rate of compensation increases, and the determination of the fair value of pension plan assets and the resultant unrealized gain or loss.

The assumption with respect to the future return on pension plan assets is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the pension plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), management’s outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace.

The assumption as to the appropriate discount rate to be used to determine the present value of the pension liabilities is made by management after taking into consideration the Moody’s AA rate index.

The assumption with respect to the rate of future compensation increases was made by management based on future expected salary trends.

The fair value of plan assets is determined as follows:

•	Public and Private Fixed Maturity Securities—The estimated fair values of public fixed maturity securities are based upon quoted market prices, where available. The fair values of private fixed maturity securities or public fixed maturity securities which are not actively traded are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

•	Public common stock—The fair value of public common stock investments are determined based on quoted market prices.

•	Real estate—The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.

The most significant assumptions underlying the valuation of the pension valuation are the assumed future rate of return on pension plan assets and the discount rate which, at January 1, 2003, were determined to be 8.0% and 6.125%, respectively. Each 1% increment in the return on assets lowers MONY Life’s future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1.0% decrease in the discount rate adds approximately $9.6 million to MONY Life’s annual expense.

Other significant estimates—

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize deferred tax benefits.

Summary of Financial Results

The following table presents the Company’s results of operations for the three-month periods ended March 31, 2004 and 2003.

Results of Operations

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$43.8	$40.5
Premiums	35.5	27.5
Net investment income	29.5	27.9
Net realized gains/(losses) on investments	5.8	(1.1)
Other income	10.8	6.0

	125.4	100.8

Benefits and Expenses:
Benefits to policyholders	42.4	35.3
Interest credited to policyholders’ account balances	23.8	21.8
Amortization of deferred policy acquisition costs	16.9	16.4
Other operating costs and expenses	40.4	29.0

	123.5	102.5

Income/(loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	1.9	(1.7)
Income tax expense/(benefit)	0.1	(0.4)

Income/(loss) from continuing operations before cumulative effect of a change in accounting principle	1.8	(1.3)
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit	—	(0.1)

Net income/(loss) before cumulative effect of a change in accounting principle	1.8	(1.4)
Cumulative effect on prior periods of the adoption of SOP 03-1, net of income tax expense of $2.1 million (Note 3)	3.8	—

Net income/(loss)	$5.6	$(1.4)

Three-month Period Ended March 31, 2004 Compared to the Three-month Period Ended March 31, 2003

Universal life and investment-type policy fees—

Universal life and investment type product fees were $43.8 million for the three-month period ended March 31, 2004, an increase of $3.3 million, or 8.2%, from $40.5 million reported for the three-month period ended March 31, 2003. The increase was primarily due to higher Universal Life (“UL”) fees of $2.6 million, net of reinsurance, attributable to growth in this line of business, and higher Flexible Premium Variable Annuity (“FPVA”) fees of $1.7 million, primarily attributable to higher average assets under management. These increases were partially offset by lower Variable Universal Life (“VUL”) fees of $0.4 million, net of reinsurance, and a higher level of fees ceded to certain reinsurers of $0.9 million.

Premiums—

Premium revenue was $35.5 million for the three-month period ended March 31, 2004, an increase of $8.0 million, or 29.1%, from $27.5 million reported for the three-month period ended March 31, 2003. The increase was primarily due to a $6.8 million increase in premiums assumed under the modified coinsurance agreement (“MODCO”) treaty with USFL as a result of increased renewal premiums attributable to growth in USFL’s in-force block of business and improved retention, and a $1.6 million increase in renewal premiums on the Company’s level term business. The increase in premiums on life insurance products was partially offset by a decrease in sales of the Company’s life contingent immediate annuities due to declining interest rates and the Company’s unwillingness to compromise profit margins on this product line.

Net investment income and realized gains/(losses) on investments—

Net investment income was $29.5 million for the three-month period ended March 31, 2004, an increase of $1.6 million, or 5.7%, from $27.9 million reported for the three-month period ended March 31, 2003. The increase was primarily related to an increase in the average balance of invested assets, partially offset by a decline in interest rates resulting in lower investment yields.

Net realized gains on investments were $5.8 million for the three-month period ended March 31, 2004, an increase of $6.9 million from net realized losses of $1.1 million reported for the three-month period ended March 31, 2003. The following table sets forth the components of net realized gains/(losses) by investment category for the three-month periods ended March 31, 2004 and 2003.

	For the Three-month Periods Ended
	2004	2003
	($ in millions)
Fixed maturity securities	$0.8	$(1.0)
Mortgage loans on real estate	(0.1)	(0.2)
Real estate	—	0.1
Other invested assets	5.1	—

Total net realized gains/(losses)	$5.8	$(1.1)

Other income—

Other income was $10.8 million for the three-month period ended March 31, 2004, an increase of $4.8 million, or 80.0%, compared to $6.0 million for the three-month period ended March 31, 2003. The increase was primarily attributable to an insurance recovery recorded in the three-month period ended March 31, 2004 and increased advisory fee income, partially offset by a decrease in supplementary contract sales.

Benefits to policyholders—

Benefits to policyholders were $42.4 million for the three-month period ended March 31, 2004, an increase of $7.1 million, or 20.1%, from $35.3 million reported for the three-month period ended March 31, 2003. The increase in benefits to policyholders was primarily due to increased benefits on life insurance products related primarily to an increase in assumed benefits of $7.8 million under the MODCO treaty with USFL and an increase of $3.2 million in death benefits on individual life products attributable to increased sales on these products over the past few years. The increase in benefits on life products was offset by decreased reserves on supplementary contracts and individual annuities aggregating $2.3 million, attributable to decreased sales and better mortality experience, and a $1.0 million decrease in benefits on FPVA as a result of lower reserves pursuant to market gains compared to the prior year period.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $23.8 million for the three-month period ended March 31, 2004, an increase of $2.0 million, or 9.2%, from $21.8 million reported for the three-month period ended March 31, 2003. The increase was primarily due to higher interest credited on Corporate Sponsored Variable Universal Life (“CSVUL”), which was attributable to higher general account fund values for this line of business as a result of growth in the Bank Owned Life Insurance (“BOLI”) block of business.

Amortization of deferred policy acquisition costs—

Amortization of DPAC was $16.9 million for the three-month period ended March 31, 2004, an increase of $0.5 million, or 3.1%, from $16.4 million reported for the three-month period ended March 31, 2003. The increase was primarily attributable to a $1.8 million increase in amortization on annuity products as a result of lower amortization in the three-month period ended March 31, 2003 related to increased margins from underlying service revenue, partially offset by decreased amortization of $1.0 million due to lower expected gross profits on fixed annuity products.

Other operating costs and expenses—

Other operating costs and expenses were $40.4 million for the three-month period ended March 31, 2004, an increase of $11.4 million, or 39.3%, from $29.0 million reported for the three-month period ended March 31, 2003. The increase was primarily due to an increase in expenses related to services rendered by MONY Life on the Company’s behalf, an increase in amounts related to assumed business from USFL and an increase in premium taxes as a result of credits recorded in the comparable prior year period.

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

At March 31, 2004 total statutory capital and surplus was approximately $243.2 million. The sufficiency of MLOA’s statutory capital and surplus is a significant factor in determining its claims paying ability ratings. Statutory basis surplus is computed on the basis of Statutory Accounting Practices, which are those accounting principles or practices prescribed or permitted by an insurer’s domiciliary state. Statutory Accounting Practices are set forth in insurance laws, regulations and administrative rulings of each state, publications of the National Association of Insurance Commissioners and other documents and, accordingly, a reconciliation of statutory capital and surplus to shareholder’s equity determined in accordance with GAAP would not be meaningful.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular, and (iii) a significant re-evaluation of the prospective risks and returns of various asset classes. See “Investments.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at March 31, 2004 and December 31, 2003.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	As of March 31, 2004	Percent of Total	As of December 31, 2003	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$95.3	2.5%	$93.4	2.5%
Subject to discretionary withdrawal—with market value adjustment or at carrying value less surrender charge	3,252.9	86.7	3,205.0	86.4

Subtotal	3,348.2	89.2	3,298.4	88.9
Subject to discretionary withdrawal—without adjustment at carrying value	404.8	10.8	410.9	11.1

Total annuity reserves and deposit liabilities (gross of reinsurance)	$3,753.0	100.0%	$3,709.3	100.0%

The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Product Line:
Variable and universal life	$30.2	$11.8
Annuities(1)	108.5	84.6

Total	$138.7	$96.4

(1)	Excludes approximately $8.5 million and $14.7 million in 2004 and 2003, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets, capital contributions and loans received from MONY Life, MONY Holdings, and/or MONY Group. During the three-month period ended March 31, 2004, the net cash outflow from operations was $50.1 million, an increase in outflows of $46.4 million compared to an outflow of $3.7 million during the comparable prior year period. The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of March 31, 2004, the Company had fixed maturity securities with a carrying value of $1,856.0 million, which were comprised of $1,066.1 million public and $789.9 million private fixed maturity securities. At that date, approximately 89.5% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at March 31, 2004, the Company had cash and cash equivalents of $56.4 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

At March 31, 2004, the adjusted Risk Based Capital (“RBC”) capital ratios of the Company were in excess of minimum capital requirements of the RBC guidelines.

INVESTMENTS

The following table illustrates the net investment income yields based on average annual asset carrying values, excluding unrealized gains/(losses) in the fixed maturity category. Equity real estate income is shown net of operating expenses and depreciation. Total investment income includes non-cash income from amortization, and payment-in-kind distributions. Investment expenses include mortgage servicing fees and other miscellaneous fee income.

Investment Results by Asset Category

	As of the Three-month Periods Ended March 31, ($ in millions, except %)
	2004		2003
	Net Investment Income Yield	Average Asset Balances	Net Investment Income Yield	Average Asset Balances
Fixed maturity securities available for sale, at fair value	5.6%	$1,694.2	6.4%	$1,458.4
Mortgage loans on real estate	7.4	434.2	7.2	377.5
Policy loans	6.5	86.4	6.3	80.1
Real estate	(1.6)	2.2	(3.3)	2.3
Other invested assets	(21.7)	21.3	(18.7)	13.3
Cash and cash equivalents	0.8	107.2	2.2	45.4

Total invested assets before investment expenses	5.5	$2,345.5	6.3	$1,977.0

Investment expenses/other fee income	(0.5)		(0.7)

Total invested assets after investment expenses	5.0%		5.6%

The yield on general account invested assets (including net realized gains and losses on investments) was 6.0% and 5.4% for the three-month periods ended March 31, 2004 and 2003, respectively.

Fixed Maturity Securities

Fixed maturity securities consisted of publicly traded and privately placed debt securities and small amounts of preferred stock, and represented 75.0% and 71.1% of total invested assets at March 31, 2004 and December 31, 2003, respectively.

The securities valuation office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations”. The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations’ (“NRSRO”) credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P). The following table presents our fixed maturity securities by NAIC designation and the equivalent rating of NRSRO, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of March 31, 2004			As of December 31, 2003
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$883.1	50.2%	$932.5	$825.1	49.4%	$856.0
2	Baa	679.5	39.2	728.0	645.2	39.4	684.2
3	Ba	124.2	7.3	134.9	125.5	7.8	135.4
4	B	36.1	2.2	41.6	33.0	2.1	36.1
5	Caa and lower	1.3	0.1	1.3	5.3	0.3	5.2

	Subtotal	1,724.2	99.0	1,838.3	1,634.1	99.0	1,716.9
	Preferred stock	15.0	1.0	17.7	15.0	1.0	17.1

	Total fixed maturity securities	$1,739.2	100.0%	$1,856.0	$1,649.1	100.0%	$1,734.0

Of the Company’s total portfolio of fixed maturity securities at March 31, 2004, 89.5% were investment grade and 10.5% were below investment grade.

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

The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these securities are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk. There were no potential problem fixed maturity securities at March 31, 2004 and December 31, 2003.

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturity securities at March 31, 2004 and December 31, 2003.

As of March 31, 2004, the fair value of the Company’s problem fixed maturity securities was $38.8 million, which represented approximately 2.1% of total fixed maturity securities. As of December 31, 2003, the fair value of the Company’s problem fixed maturity securities was $41.5 million, which represented approximately 2.4% of total fixed maturities.

At March 31, 2004, the Company’s largest unaffiliated single concentration of fixed maturity securities, was $60.1 million of Federal Home Loan Mortgage Corporation (“FHLMC”) issued securities representing 2.4% of total invested assets. The largest non-government issuer consisted of $22.3 million, which represented approximately 0.9% of total invested assets at March 31, 2004. No other individual non-government issuer represented more than 0.8% of total invested assets.

The Company held approximately $235.4 million and $198.1 million of mortgage-backed and asset-backed securities as of March 31, 2004 and December 31, 2003, respectively. Of such amounts, $55.8 million and $58.4 million, or 23.7% and 29.5%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association (“FNMA”), the FHLMC, and the Government National Mortgage Association (“GNMA”). The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities (“MBSs”) and the limited extent of its holdings of more volatile types of MBSs mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2004 and December 31, 2003, 72.8% and 68.7% respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

The following table presents the types of MBSs, as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-Backed Securities

	As of March 31, 2004	As of December 31, 2003
	($ in millions)
CMOs	$9.5	$10.5
Asset-backed securities	137.0	129.2
Commercial MBSs	40.9	8.1
Pass-through securities	48.0	50.3

Total MBSs and asset-backed securities	$235.4	$198.1

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2004 and December 31, 2003 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of March 31, 2004		As of December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$60.1	$63.6	$—	$—
Due after one year through five years	580.2	628.7	438.9	467.8
Due after five years through ten years	746.4	791.9	718.8	763.5
Due after ten years	126.9	136.3	297.8	304.6

Subtotal	1,513.6	1,620.5	1,455.5	1,535.9
Mortgage-backed and other asset-backed securities	225.6	235.5	193.6	198.1

Total	$1,739.2	$1,856.0	$1,649.1	$1,734.0

Mortgage Loans

Mortgage loans, consisting of commercial and agricultural loans, comprised 18.1% and 17.2% of total invested assets as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, commercial mortgage loans comprised $342.5 million and $316.4 million or 76.3% and 75.4% of total mortgage loan investments, respectively. Agricultural loans comprised $106.3 million and $103.2 million, or 23.7% and 24.6% of total mortgage loan investments at March 31, 2004 and December 31, 2003, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $26.2 million and represented 1.1% of general account invested assets as of March 31, 2004. No other mortgage loan represented more than 0.8% of invested assets. Total mortgage loans to the five largest borrowers accounted in the aggregate for 29.1% of the total carrying value of the commercial loan portfolio and less than 4.1% of total invested assets at March 31, 2004.

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

The carrying value of commercial mortgage loans at March 31, 2004 was $342.4 million. There are currently no valuation allowances netted against the carrying value, however, there can be no assurance that future valuation allowances will not be necessary. Any such valuation allowances may have a material adverse effect on the Company’s financial position and results of operations.

There were no problem or restructured commercial mortgage loans at March 31, 2004. There were $9.6 million potential problem mortgage loans at March 31, 2004.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2004 and December 31, 2003 such reserves were $4.0 million and $3.9 million, respectively.

Agricultural Mortgage Loans

Problem, Potential Problem and Restructured Agricultural Mortgages—

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages at March 31, 2004 and December 31, 2003 were $5.3 million and $2.8 million, respectively. Problem agricultural mortgages included delinquent mortgage loans of $2.6 million and $0.0 million at March 31, 2004 and December 31, 2003, respectively. There were no mortgage loans in the process of foreclosure at March 31, 2004 and December 31, 2003.

In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgages, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of March 31, 2004 and December 31, 2003, such reserves were $0.5 million.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the three-month period ended March 31, 2004 and the year ended December 31, 2003. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be “other than temporarily impaired”.

	For the Three-month Period Ended March 31, 2004	For the Year Ended December 31, 2003
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$0.7	$8.6
Number of positions	1	5

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

At March 31, 2004, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $1,066.1 million and $789.9 million, respectively. At December 31, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $968.2 million and $765.8 million, respectively.

At March 31, 2004, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $1.0 million, of which $0.7 million and $0.3 million related to public and private fixed maturity securities, respectively. At December 31, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $5.0 million, of which $4.2 million and $0.8 million related to public and private fixed maturity securities, respectively.

In determining that the securities giving rise to the aforementioned unrealized losses were not other than temporarily impaired, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of other than temporary impairment charges that could have a material affect on the Company’s financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security is subject to numerous risks, including: interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At March 31, 2004 and December 31, 2003, no single issuer constituted more than $0.5 million and $0.9 million of the Company’s gross unrealized losses, respectively. See “—Investments—Fixed Maturity Securities—Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio and concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities at March 31, 2004 and December 31, 2003, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities.

Total Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2004

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	4	3	1	—	—	8	—	—	—	—	—	—	8
Total Market Value	17.3	11.0	9.5	—	—	37.8	—	—	—	—	—	—	37.8
Total Amortized Cost	17.4	11.1	10.0	—	—	38.5	—	—	—	—	—	—	38.5
Gross Unrealized Loss	(0.1)	(0.1)	(0.5)	—	—	(0.7)	—	—	—	—	—	—	(0.7)
Private Fixed Maturity Securities:
Number of positions	—	1	—	1	—	2	—	—	—	—	—	—	2
Total Market Value	—	14.8	—	8.9	—	23.7	—	—	—	—	—	—	23.7
Total Amortized Cost	—	15.0	—	9.0	—	24.0	—	—	—	—	—	—	24.0
Gross Unrealized Loss	—	(0.2)	—	(0.1)	—	(0.3)	—	—	—	—	—	—	(0.3)
Total Fixed Maturity Securities:
Number of positions	4	4	1	1	—	10	—	—	—	—	—	—	10
Total Market Value	17.3	25.8	9.5	8.9	—	61.5	—	—	—	—	—	—	61.5
Total Amortized Cost	17.4	26.1	10.0	9.0	—	62.5	—	—	—	—	—	—	62.5
Gross Unrealized Loss	(0.1)	(0.3)	(0.5)	(0.1)	—	(1.0)	—	—	—	—	—	—	(1.0)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	19	6	—	—	—	25	—	—	—	—	—	—	25
Total Market Value	159.9	63.8	—	—	—	223.7	—	—	—	—	—	—	223.7
Total Amortized Cost	162.4	65.5	—	—	—	227.9	—	—	—	—	—	—	227.9
Gross Unrealized Loss	(2.5)	(1.7)	—	—	—	(4.2)	—	—	—	—	—	—	(4.2)
Private Fixed Maturity Securities:
Number of positions	5	—	—	1	—	6	—	—	—	—	—	—	6
Total Market Value	56.1	—	—	8.9	—	65.0	—	—	—	—	—	—	65.0
Total Amortized Cost	56.8	—	—	9.0	—	65.8	—	—	—	—	—	—	65.8
Gross Unrealized Loss	(0.7)	—	—	(0.1)	—	(0.8)	—	—	—	—	—	—	(0.8)
Total Fixed Maturity Securities:
Number of positions	24	6	—	1	—	31	—	—	—	—	—	—	31
Total Market Value	216.0	63.8	—	8.9	—	288.7	—	—	—	—	—	—	288.7
Total Amortized Cost	219.2	65.5	—	9.0	—	293.7	—	—	—	—	—	—	293.7
Gross Unrealized Loss	(3.2)	(1.7)	—	(0.1)	—	(5.0)	—	—	—	—	—	—	(5.0)

As indicated in the above tables, there was one investment grade security position that had been in an unrealized loss position for more than 12 months as of March 31, 2004 and December 31, 2003. The investment was not considered other than temporarily impaired because management believes that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not other than temporarily impaired.

Investment Impairments and Valuation Allowances

All of the Company’s fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed “other than temporarily impaired” are written down to fair value at the date the determination of impairment is made. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value and the new cost basis is not changed for subsequent recoveries in value. For the three-month periods ended March 31, 2004 and 2003 there were no such writedowns.

Mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the three-month periods ended March 31, 2004 and 2003, increases in valuation allowances aggregated $0.2 million and $0.4 million, respectively. The carrying value of mortgage loans at March 31, 2004 was $448.8 million, which is net of $4.6 million representing management’s best estimate of cumulative valuation allowances at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the mortgage loan portfolio will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. There were no impairment adjustments for the three-month periods ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, the carrying value of real estate held for investment was $2.2 million and $2.2 million, or 0.1% and 0.1%, respectively, of invested assets at such dates. The aforementioned carrying values are net of cumulative impairments of $0.1 million and $0.1 million, respectively, and net of accumulated depreciation of $1.9 million and $1.9 million, respectively, as of March 31, 2004 and December 31, 2003. There can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2004, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of the Unaudited Interim Condensed Financial Statements. Except as disclosed in Note 5, there have been no new material legal proceedings and no new material developments in matters previously reported in the Company’s 2003 Annual Report on Form 10-K. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

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

Date: May 17, 2004

S-1