Form 10-Q
period 2004-06-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2004-08-16
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-65423

MONY LIFE INSURANCE COMPANY OF AMERICA

(Exact name of Registrant as specified in its charter)

Arizona	86-0222062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas,

New York, New York 10104

(212) 554-1234

(Address, including zip code, and telephone number,

including area code, of Registrant’s principal executive offices)

1740 Broadway,

New York, New York 10019

(212) 708-2000

(Former address, including zip code, and telephone number,

including area code, of Registrant’s principal executive offices)

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

As of August 13, 2004, 2,500,000 shares of the Registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA

FORM 10-Q

*	Omitted pursuant to General Instruction H of Form 10-Q.

PART I

FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$1,530.2	$1,734.0
Mortgage loans on real estate	445.2	419.6
Policy loans	89.1	86.1
Real estate held for investment	2.2	2.2
Other invested assets	14.3	16.7

	2,081.0	2,258.6

Cash and cash equivalents	399.4	180.4
Accrued investment income	24.8	29.5
Amounts due from reinsurers	57.7	59.6
Deferred policy acquisition costs	838.3	758.1
Current federal income taxes	57.1	27.7
Other assets	20.2	12.2
Separate account assets	3,603.0	3,504.0

Total assets	$7,081.5	$6,830.1

LIABILITIES AND SHAREHOLDER’S EQUITY
Future policy benefits	$179.3	$186.6
Policyholders’ account balances	2,075.6	1,962.4
Other policyholders’ liabilities	84.9	86.3
Accounts payable and other liabilities	165.2	108.2
Note payable to affiliate (Note 5)	38.2	39.6
Deferred federal income taxes	192.1	177.4
Separate account liabilities	3,603.0	3,504.0

Total liabilities	6,338.3	6,064.5

Commitments and contingencies (Note 4)
Common stock $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par	599.7	599.7
Retained earnings	128.2	139.2
Accumulated other comprehensive income	12.8	24.2

Total shareholder’s equity	743.2	765.6

Total liabilities and shareholder’s equity	$7,081.5	$6,830.1

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended June 30, 2004 and 2003

	2004	2003
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$38.9	$43.2
Premiums	37.1	31.6
Net investment income	34.8	32.3
Net realized (losses)/gains on investments	(11.1)	4.3
Other income	6.0	6.0

	105.7	117.4

Benefits and Expenses:
Benefits to policyholders	38.4	44.5
Interest credited to policyholders’ account balances	30.3	22.4
Amortization of deferred policy acquisition costs	17.8	10.0
Other operating costs and expenses	46.4	29.6

	132.9	106.5

(Loss)/income from continuing operations before income taxes	(27.2)	10.9
Income tax (benefit)/expense	(10.6)	3.0

(Loss)/income from continuing operations	(16.6)	7.9
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit	—	—

Net (loss)/income	(16.6)	7.9

Other comprehensive (loss)/income, net	(21.6)	4.3

Comprehensive (loss)/income	$(38.2)	$12.2

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Six-month Periods Ended June 30, 2004 and 2003

	2004	2003
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$82.7	$83.7
Premiums	72.6	59.0
Net investment income	64.3	60.2
Net realized (losses)/gains on investments	(5.3)	3.2
Other income	16.8	12.0

	231.1	218.1

Benefits and Expenses:
Benefits to policyholders	80.8	79.8
Interest credited to policyholders’ account balances	54.1	44.1
Amortization of deferred policy acquisition costs	34.7	26.4
Other operating costs and expenses	86.8	58.6

	256.4	208.9

(Loss)/income from continuing operations before income taxes and cumulative effect of a change in accounting principle	(25.3)	9.2
Income tax (benefit)/expense	(10.5)	2.6

(Loss)/income from continuing operations before cumulative effect of a change in accounting principle	(14.8)	6.6
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit	—	(0.1)

Net (loss)/income before cumulative effect of a change in accounting principle	(14.8)	6.5
Cumulative effect on prior periods of the adoption of SOP 03-1, net of income tax expense of $2.1 million (Note 2)	3.8	—

Net (loss)/income	(11.0)	6.5

Other comprehensive (loss)/income, net	(11.4)	4.0

Comprehensive (loss)/income	$(22.4)	$10.5

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENT

OF CHANGES IN SHAREHOLDER’S EQUITY

For the Six-month Period Ended June 30, 2004

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
	($ in millions)
Balance, December 31, 2003	$2.5	$599.7	$139.2	$24.2	$765.6
Comprehensive loss:
Net loss			(11.0)		(11.0)
Other comprehensive loss				(11.4)	(11.4)

Comprehensive loss					(22.4)

Balance, June 30, 2004	$2.5	$599.7	$128.2	$12.8	$743.2

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the Six-month Periods Ended June 30, 2004 and 2003

	2004	2003
	($ in millions)
Net cash used in operating activities	$(12.7)	$(52.0)
Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	431.5	143.3
Mortgage loans on real estate	43.0	23.4
Other invested assets	0.1	—
Acquisitions of investments:
Fixed maturity securities	(272.4)	(140.7)
Mortgage loans on real estate	(66.1)	(82.9)
Other invested assets	(0.2)	(0.4)
Policy loans, net	(3.0)	(2.0)

Net cash provided by/(used in) investing activities	$132.9	$(59.3)

Cash flows from financing activities:
Repayment of note to affiliate	(1.4)	(1.3)
Receipts from annuity and universal life policies credited to policyholders’ account balances	433.7	393.4
Return of policyholders’ account balances on annuity and universal life policies	(333.5)	(257.0)

Net cash provided by financing activities	98.8	135.1

Net increase in cash and cash equivalents	219.0	23.8
Cash and cash equivalents, beginning of period	180.4	33.2

Cash and cash equivalents, end of period	$399.4	$57.0

See accompanying notes to unaudited interim condensed financial statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. Merger of The MONY Group Inc. with AXA Financial, Inc.:

MONY Life Insurance Company of America (the “Company” or “MLOA”) is a wholly owned subsidiary of MONY Life Insurance Company (“MONY Life”). MONY Life is a wholly owned subsidiary of MONY Holdings, LLC (“MONY Holdings”), which as of June 30, 2004 was a downstream holding company of The MONY Group Inc. (the “MONY Group”).

On July 8, 2004, the acquisition of the MONY Group by AXA Financial, Inc. (“AXA Financial”) was completed. Under the terms of the related merger agreement (the “AXA Merger Agreement”), MONY Group shareholders received approximately $1.5 billion in cash, representing $31.00 for each share of the MONY Group’s common stock. MONY Group shareholders also received a dividend from the MONY Group totaling $0.34755 per share. See Note 4 for further information regarding the merger transaction.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” the merger transaction will be accounted for as a purchase of the Company by AXA Financial. The purchase method requires that the acquired company adjust the cost basis of its assets and liabilities to fair value on the acquisition date (the purchase adjustments).

The determination of the purchase adjustments relating to investments will reflect management’s reliance on independent price quotes where available. Other purchase adjustments will require significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including Value of Business Acquired (“VOBA”), and liabilities, including policyholder reserves, will require management to exercise significant judgment to assess the value of these items. The Company’s purchase adjustments will result in a revalued balance sheet, which may result in future earnings trends which differ significantly from historical trends. The Company does not anticipate any impact on its liquidity, or ability to pay claims of policyholders, arising out of the purchase accounting process related to the merger.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The accompanying unaudited interim condensed financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2003. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

In the second quarter 2004, the Company recorded adjustments related to prior quarters’ calculations of reinsurance reserve credits and interest credited on certain life insurance and annuity products. The effect of these adjustments was to increase the Company’s net loss for the three and six-month periods ended June 30, 2004 by $5.99 million and $6.16 million, respectively.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The following table reflects the effect on net income of the Company as if the accounting prescribed by SFAS No. 123 Accounting for Stock Based Compensation had been applied by MONY Life to the options granted to employees and outstanding as at June 30, 2004 and 2003:

	Three-month Periods Ended		Six-month Periods Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	($ in millions)
Net (loss)/income, as reported	$(16.6)	$7.9	$(11.0)	$6.5
Less: Total stock-based employee compensation determined under the fair value method of accounting, net of tax	(0.5)	0.1	(1.9)	(1.6)

Pro forma net (loss)/income	$(17.1)	$8.0	$(12.9)	$4.9

New Accounting Pronouncements

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i) separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of assets from the general account to separate accounts, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. The cumulative effect of the adoption of SOP 03-1, totaling $3.8 million (net of income tax of $2.1 million), is shown as a one time credit to income in the Company’s unaudited interim condensed statement of income for the six-month period ended June 30, 2004. See Note 3 for the required disclosures pursuant to the adoption of SOP 03-1.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) approved the issuance of FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Although the Company has no employees, under a service agreement with MONY Life, the Company is charged for services, including personnel services and employee benefits provided by MONY Life on the Company’s behalf. MONY Life’s management and its actuarial advisors are currently in the process of determining whether the prescription drug benefits provided under its postretirement health care plan are “actuarially equivalent” to Medicare Part D under the Medicare Act and are evaluating whether the newly legislated coverage would impact measurements of MONY Life’s postretirement benefits obligations and costs. Consequently, and in compliance with the effective date and transition provided by FSP 106-2, measures of the accumulated benefit obligation and net periodic postretirement benefit costs charged to the Company under its aforementioned service agreement with MONY Life at and for the period ended June 30, 2004 do not reflect any amounts associated with enactment of the Medicare Part D prescription drug benefit and the related employer subsidy.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Variable Contracts:

The Company, through its separate accounts, provides life insurance and annuity products that guarantee certain benefits to the contract holder. There are three types of variable annuity contracts offered through the Company’s separate accounts where the Company contractually guarantees to the contract holder one or more of the following guaranteed minimum death benefits (“GMDB”) (a) the contract holder will receive a return of no less than total deposits made to the contract adjusted for any partial withdrawals, as long as the contract is in force, (b) a guaranteed return of total deposits made to the contract adjusted for any partial withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date adjusted for any withdrawals made after the contract anniversary date. These benefits are subject to a certain preset maximum amount. In addition, certain contracts provide for a guaranteed annuitization value of a guaranteed return of total deposits made to the contract adjusted for any partial withdrawals plus a minimum return and subject to a certain preset maximum amount. The Company also issues variable universal life insurance contracts through its separate accounts that include a feature which guarantees the continuation of the contract and the payment of death benefits if the sum of actual premiums paid equals or exceeds the required minimum premiums during a specified period.

The following tables present certain information as of June 30, 2004 and December 31, 2003 with respect to the amounts at risk relating to the guarantees on the Company’s variable contracts. The Company’s variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore the amounts listed are not mutually exclusive. For guaranteed amounts in the event of death, the net amount at risk as of June 30, 2004 is defined as the current GMDB in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk as of June 30, 2004 is the difference between the annuitization fund value and the contractual fund value.

Return of Net Deposits

	As of June 30, 2004	As of December 31, 2003
	(in millions, except average attained age of contract holders)
In the event of death
Account value	$3,346.6	$3,300.6
Net amount at risk	312.2	360.7
Net amount at risk net of reinsurance	312.2	360.7
Average attained age of contract holders	60	60

Return of Net Deposits Plus a Minimum Return

	As of June 30, 2004	As of December 31, 2003
	(in millions, except percentage amounts, average attained age of contract holders, and remaining period to annuitization)
In the event of death
Account value	$ 182.6	$ 135.7
Net amount at risk(1)	2.6	1.4
Net amount at risk net of reinsurance(1)	0.6	0.3
Average attained age of contract holders	60	59
Guaranteed minimum return rates	5.0%	5.0%
At annuitization
Account value	182.6	136.6
Net amount at risk(1)	2.6	1.4
Net amount at risk net of reinsurance(1)	—	—
Weighted average period remaining until expected annuitization	8 years	7 years
Guaranteed minimum return rates	5.0%	5.0%

(1)	The majority of this amount at risk is already included in the amount at risk on the return of net deposits.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

Highest Specified Anniversary Account Value Adjusted for Withdrawals Post Anniversary

	As of June 30, 2004	As of December 31, 2003
	(in millions, except average attained age of contract holders)
In the event of death
Account value	$2,188.2	$2,133.2
Net amount at risk(1)	64.0	55.4
Net amount at risk net of reinsurance(1)	56.2	47.6
Average attained age of contract holders	60	60

(1)	The majority of this amount at risk is already included in the amount at risk on the return of net deposits.

The following table sets forth the assets under management for contracts with guarantees that were invested in variable separate accounts as at June 30, 2004 and December 31, 2003:

	As of June 30, 2004	As of December 31, 2003
	($ in millions)
Equity Securities (including mutual funds):
Variable Life products containing equity securities, including mutual funds(1)	$12.4	$12.0
Variable Annuity products containing equity securities, including mutual funds(2):
Equity Fund	2,136.7	2,074.4
Bond Fund	441.7	438.9
Money Market Fund	133.6	160.1
Balanced Fund	66.9	69.1

Total variable annuities	2,778.9	2,742.5

Total variable contract assets under management	$2,791.3	$2,754.5

(1)	The product contains Minimum Guaranteed Death Lifetime Lapse Protection Benefits.
(2)	The product contains Minimum Guaranteed Death and Annuity Income Benefits.

At June 30, 2004, the reserves related to the Company’s variable contract guarantees was $1.7 million.

The Company regularly evaluates the estimates and assumptions used in calculating these reserves, and if actual experience or other evidence suggests that earlier assumptions should be revised, adjusts the reserve balance accordingly, with a related charge or credit to benefit expense.

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of McLean) those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. On November 19, 2003, the Court in McLean entered an order granting defendants’ motion for summary judgment on res judicata grounds as to the individual claims of the proposed class representatives of the putative statewide class comprised of Massachusetts purchasers, but denied defendants’ motion for summary judgment on statute of limitations grounds as to the individual claims of the proposed class representatives of the putative state-wide class of Illinois purchasers only.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On September 25, 2002 in light of the New York Court of Appeals’ decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders dated April 16, and May 6, 2003, the New York State Supreme Court denied preliminarily the motion for decertification, but held the issue of decertification in abeyance pending appeals by plaintiffs in related cases and a hearing on whether the present class, or a modified class, can satisfy the requirements of the class action statute in New York. MONY Life and MLOA have appealed from the denial of their motion for decertification, which appeal is presently pending in the Appellate Division, First Department. MONY Life and MLOA intend to defend themselves vigorously the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

On January 16, 2004, after the filing and mailing of the definitive proxy statement on January 8, 2004, the Delaware plaintiffs sought and were granted leave to further amend their complaint to include additional allegations relating to the accuracy and/or completeness of information provided by MONY Group in such proxy statement. Thereafter, the Delaware plaintiffs requested a hearing on their motion for a preliminary injunction to enjoin the stockholder vote, which had been scheduled to occur at the special meeting on February 24, 2004. A hearing on the Delaware plaintiffs’ motion for a preliminary injunction was held on February 13, 2004. By order dated March 1, 2004, and an opinion released on February 17, 2004, Vice Chancellor Lamb granted the Delaware plaintiffs’ motion to the limited extent of enjoining MONY Group from taking any action in furtherance of the stockholder vote until MONY Group provides supplemental disclosure to its stockholders relating to the amount of the benefits that the MONY Group executives would receive under the change-in-control agreements relative to the 18 other transactions as to which the independent directors and their advisors had been provided

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

information by E&Y. Vice Chancellor Lamb otherwise rejected the Delaware plaintiffs’ arguments in support of an injunction based on the directors’ purported breach of fiduciary duty, the associated aiding and abetting claims and the Delaware plaintiffs’ other disclosure claims.

On March 9, 2004, the Delaware plaintiffs filed a second amended complaint which included, among other things, allegations that (i) the MONY Group board of directors’ decision to reschedule the special meeting and set a new record date reflects an attempt by MONY Group to manipulate the vote by disenfranchising its long-term stockholders, (ii) MONY Group selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power prior to the public announcement of the new record date, (iii) the press release issued in connection with the board’s decision to reschedule the meeting and record dates was materially false and misleading in that it failed to disclose and/or misrepresented the manipulation of the voting process and the true reason for the changing of such dates and (iv) the rescheduling of the meeting and record dates constitutes a breach of fiduciary duty by the MONY Group defendants. The second amended complaint seeks an order directing that MONY Group reinstate the record date of January 2, 2004 or, alternatively, denying voting power with respect to MONY Group shares allegedly purchased with knowledge of the prospect of a new record date. The Delaware plaintiffs thereafter moved for a second preliminary injunction seeking, among other things, to prohibit MONY Group from voting proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting that are not subsequently revoked and to require all stockholders of record as of April 8, 2004 to submit new proxies. A hearing on the Delaware plaintiffs’ second motion for a preliminary injunction motion was held on April 6, 2004. By opinion released on April 9, 2004, Vice Chancellor Lamb (i) denied the Delaware plaintiffs’ motion for a preliminary injunction in its entirety, (ii) held that the MONY Group board’s determination to change the record date from January 2, 2004 to April 8, 2004 was a valid exercise of the board’s judgment and (iii) entered summary judgment in favor of MONY Group with respect to the legal validity of voting at the May 18, 2004 meeting unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting date. Vice Chancellor Lamb noted that there was no factual record to evaluate the Delaware plaintiffs’ equitable claims against the validity of voting at the May 18, 2004 meeting of the unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting date and that he therefore was not ruling on those claims.

A stipulation of settlement contemplating the dismissal of the action with prejudice as to all defendants was executed and filed with the Delaware Chancery Court on July 13, 2004. The terms of the proposed settlement consist entirely of non-monetary consideration and an agreement by the defendants not to oppose plaintiffs’ application for attorneys’ fees up to a specified amount, which amount would not have a material impact on the financial condition of the Company. On July 19, 2004, the Delaware Chancery Court entered an order, among other things, certifying a class for settlement purposes only and scheduling a hearing on the fairness of the proposed settlement for September 28, 2004 at 2:00 p.m.

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

(iv) Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”) seeking documentation and other information relating to these issues. In addition, the SEC is currently conducting an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

(v) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse effect on the Company’s financial position. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters should not have a material adverse effect on the Company’s financial position. The Company’s management cannot make an estimate of loss, if any, or predict whether or not the resolution of such contingent liabilities, income taxes and other matters will have a material adverse effect on the Company’s results of operations in any particular period.

(vi) At June 30, 2004, the Company had the following commitments outstanding: (i) $3.5 million for a fixed rate agricultural loan with an initial interest rate of approximately 5.49%, and (ii) commercial mortgage commitments of $31.9 million with interest rates ranging from 4.01% to 7.75%.

5. Related Party Transactions:

The Company has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to the Company to conduct its business. The associated costs related to the service agreement are allocated to the Company based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by the Company. As a result of such allocations, the Company incurred expenses of $46.2 million and $33.4 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $88.7 million and $71.1 million for the six-month periods ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003 the Company had a payable to MONY Life in connection with this service agreement of $32.6 million and $13.6 million, respectively, which is reflected in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

The Company has an investment advisory agreement with MONY Life whereby MONY Life provides investment advisory services with respect to the investment and management of the Company’s investment portfolio. The amount of expenses incurred by the Company related to this agreement was $0.4 million and $0.2 million for each of the three-month periods ended June 30, 2004 and 2003, respectively, and $0.6 million and $0.5 million for each of the six-month periods ended June 30, 2004 and 2003, respectively. In addition, the Company had a payable to MONY Life related to this agreement of approximately $0.2 million and $0.1 million at June 30, 2004 and December 31, 2003, respectively, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

In addition to the agreements discussed above, the Company has various other service and investment advisory agreements with MONY Life and affiliates of the Company. The amount of expenses incurred by the Company related to these agreements was $1.4 million and $1.3 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $3.0 million for the six-month periods ended June 30, 2004 and 2003. In addition, the Company had an intercompany payable of $1.4 million and $1.9 million at June 30, 2004 and December 31, 2003, respectively, related to these agreements, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

During 1997, the Company entered into a 17-year lease with the New York City Industrial Development Agency (“NY IDA”). NY IDA issued bonds to MLOA on behalf of MONY Life, related to MONY Life’s consolidation of site locations to New York City. At June 30, 2004, NY IDA bonds outstanding were $1.2 million. NY IDA will use the lease payments to make principal and interest payments to the bondholder. There were no lease payments made for NY IDA for each of the three-month periods ended June 30, 2004 and 2003, respectively, and $0.0 million and $0.1 million for each of the six-month periods ended June 30, 2004 and 2003, respectively.

At June 30, 2004 and December 31, 2003, the Company had a payable of $22.4 million and $17.2 million, respectively, to U.S. Financial Life Insurance Company (“USFL”) in connection with the modified coinsurance agreement between the Company and USFL, which is included in “Accounts Payable and Other Liabilities” on the Company’s balance sheet.

On March 5, 1999, the Company borrowed $50.5 million from MONY Benefits Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of June 30, 2004 is $38.2 million.

ITEM 2: MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim condensed financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s 2003 Annual Report on Form 10-K (the “2003 Form 10-K”).

MONY Life Insurance Company of America (the “Company” or “MLOA”), an Arizona stock life insurance company, is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”). MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC (“MONY Holdings”), which at June 30, 2004 was a downstream holding company of The MONY Group Inc. (the “MONY Group”).

On July 8, 2004, the acquisition of the MONY Group by AXA Financial, Inc. (“AXA Financial”) was completed. Under the terms of the related merger agreement (the “AXA Merger Agreement”), MONY Group shareholders received approximately $1.5 billion in cash, representing $31.00 for each share of the MONY Group’s common stock. MONY Group shareholders also received a dividend from the MONY Group totaling $0.34755 per share.

The Company’s primary business is to provide life insurance, annuities and corporate-owned and bank-owned life insurance (“COLI and BOLI”) to business owners, growing families, and pre-retirees. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by MONY Life and (ii) Trusted Securities Advisors Corporation, now a division of MONY Securities Corporation, which is a wholly-owned subsidiary of MONY Life. The Company’s Wholesale distribution channel is comprised of: (i) MONY Partners, a division of MONY Life and (ii) MONY Life’s corporate marketing team which markets COLI and BOLI products. These products are sold in 49 states (not including New York), the District of Columbia and Puerto Rico.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the merger transaction will be accounted for as a purchase of the Company by AXA Financial. The purchase method requires that the acquired company adjust the cost basis of its assets and liabilities to fair value on the acquisition date (the purchase adjustments).

The determination of the purchase adjustments relating to investments will reflect management’s reliance on independent price quotes where available. Other purchase adjustments will require significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including Value of Business Acquired (“VOBA”), and liabilities, including policyholder reserves, will require management to exercise significant judgment to assess the value of these items. The Company’s purchase adjustments will result in a revalued balance sheet, which may result in future earnings trends, which differ significantly from historical trends. The Company does not anticipate any impact on its liquidity, or ability to pay claims of policyholders, arising out of the purchase accounting process related to the merger.

Summary of Financial Results

The following table presents the Company’s results of operations for the six-month periods ended June 30, 2004 and 2003.

Results of Operations

	For the Six-month Periods Ended June 30,
	2004	2003
	($ in millions)
Revenues:
Universal life and investment-type product policy fees	$82.7	$83.7
Premiums	72.6	59.0
Net investment income	64.3	60.2
Net realized (losses)/gains on investments	(5.3)	3.2
Other income	16.8	12.0

	231.1	218.1

Benefits and Expenses:
Benefits to policyholders	80.8	79.8
Interest credited to policyholders’ account balances	54.1	44.1
Amortization of deferred policy acquisition costs	34.7	26.4
Other operating costs and expenses	86.8	58.6

	256.4	208.9

(Loss)/income from continuing operations before income taxes and cumulative effect of a change in accounting principle	(25.3)	9.2
Income tax (benefit)/expense	(10.5)	2.6

(Loss)/income from continuing operations before cumulative effect of a change in accounting principle	(14.8)	6.6
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit	—	(0.1)

Net (loss)/income before cumulative effect of a change in accounting principle	(14.8)	6.5
Cumulative effect on prior periods of the adoption of SOP 03-1, net of income tax expense of $2.1 million (See Note 2 to the Unaudited Interim Condensed Financial Statements )	3.8	—

Net (loss)/income	$(11.0)	$6.5

Six-month Period Ended June 30, 2004 Compared to the Six-month Period Ended June 30, 2003

Universal life and investment-type policy fees —

Universal life and investment type policy fees were $82.7 million for the six-month period ended June 30, 2004, a decrease of $1.0 million, or 1.2%, from $83.7 million reported for the six-month period ended June 30, 2003. The decrease was primarily due to lower fees on Universal Life (“UL”) as a result of adjustments related to prior quarters’ calculations of reinsurance reserve credits, partially offset by an increase in Flexible Premium Variable Annuity (“FPVA”) fees attributable to higher average account balances.

Premiums —

Premium revenue was $72.6 million for the six-month period ended June 30, 2004, an increase of $13.6 million, or 23.1%, from $59.0 million reported for the six-month period ended June 30, 2003. The increase was primarily due to a $13.6 million increase in premiums assumed under the modified coinsurance agreement

(“MODCO”) treaty with USFL as a result of increased renewal premiums attributable to growth in USFL’s in-force block of business, and a $2.5 million increase in renewal premiums on the Company’s level term business. The increase in premiums on life insurance products was partially offset by a decrease in sales of the Company’s life contingent immediate annuities due to declining interest rates and the Company’s unwillingness to compromise profit margins on this product line.

Net investment income and realized gains/(losses) on investments —

Net investment income was $64.3 million for the six-month period ended June 30, 2004, an increase of $4.1 million, or 6.8%, from $60.2 million reported for the six-month period ended June 30, 2003. The increase was primarily related to an increase in the average balance of General Account invested assets, partially offset by a decline in interest rates resulting in lower investment yields.

Net realized losses on investments were $5.3 million for the six-month period ended June 30, 2004, a decrease of $8.5 million from net realized gains of $3.2 million reported for the six-month period ended June 30, 2003. The following table sets forth the components of net realized (losses)/gains by investment category for the six-month periods ended June 30, 2004 and 2003.

	For the Six-month Periods Ended June 30,
	2004	2003
	($ in millions)
Fixed maturity securities	$(3.4)	$2.5
Mortgage loans on real estate	2.7	0.5
Real estate	0.0	0.2
Embedded derivative related to reinsurance agreement	(4.6)	—

Total net realized (losses)/gains	$(5.3)	$3.2

The realized loss on the embedded derivative related to a reinsurance agreement is attributable to the loss recognized on the embedded derivative within the MODCO agreement with USFL as prescribed by the accounting provisions of SFAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments (“DIG B36”). The Company accounts for the derivatives as a total return swap.

Other income —

Other income was $16.8 million for the six-month period ended June 30, 2004, an increase of $4.8 million, or 40.0%, compared to $12.0 million for the six-month period ended June 30, 2003. The increase was primarily attributable to higher reinsurance expense allowances recognized under a new reinsurance treaty entered into on January 1, 2004, increased advisory fee income and an insurance recovery recorded in the first quarter of 2004, partially offset by lower deposits on supplementary contracts with life settlement options.

Benefits to policyholders —

Benefits to policyholders were $80.8 million for the six-month period ended June 30, 2004, an increase of $1.0 million, or 1.3%, from $79.8 million reported for the six-month period ended June 30, 2003. The increase in benefits to policyholders was primarily due to an $8.4 million increase in benefits on life insurance products related to an increase in assumed benefits under the MODCO treaty with USFL, offset by a $5.7 million decrease in benefits on supplementary contracts and individual annuities attributable to decreased sales and better mortality experience.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $54.1 million for the six-month period ended June 30, 2004, an increase of $10.0 million, or 22.7%, from $44.1 million reported for the six-month period ended June 30, 2003. The increase was primarily due to higher interest credited of $6.0 million on VUL, CSVUL, UL and Flexible Premium Deferred Annuity products which was attributable to growth in these lines of business, and adjustments related to prior quarters’ calculations of interest credited on certain life insurance and annuity products.

Amortization of deferred policy acquisition costs —

Amortization of DPAC was $34.7 million for the six-month period ended June 30, 2004, an increase of $8.3 million, or 31.4%, from $26.4 million reported for the six-month period ended June 30, 2003. The increase was primarily attributable to a $6.1 million increase in amortization on annuity products and a $5.6 million increase in amortization on life insurance products. The increase in amortization on annuity products was attributable to lower amortization in the six-month period ended June 30, 2003 as a result of the unlocking impact from the recognition of higher expected future margins driven by higher fees, while the increase in amortization on life insurance products was primarily attributable to increased amortization on CSVUL as a result of better mortality in the current year period as compared to the prior year, partially offset by decreased amortization on VUL due to increased death benefits.

Other operating costs and expenses —

Other operating costs and expenses were $86.8 million for the six-month period ended June 30, 2004, an increase of $28.2 million, or 48.1%, from $58.6 million reported for the six-month period ended June 30, 2003. The increase was primarily due to an increase in expenses related to services rendered by MONY Life on the Company’s behalf (primarily salaries, incentive compensation and rent), an increase in commissions and an increase in amounts related to assumed business from USFL.

Income tax (benefit)/expense —

Income tax (benefit)/expense was $(10.5) million for the six-month period ended June 30, 2004, a decrease of $(13.1) million from $2.6 million reported for the six-month period ended June 30, 2003. The change in the Company’s tax rate from the prior year is primarily due to the change in the (Loss)/income from continuing operations before income taxes and cumulative effect of a change in accounting principle and an increase in the dividends received deduction.

Liquidity and Capital Resources

The Company’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturing securities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with the Company’s various life insurance and annuity products, operating expenses and income taxes. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular, and (iii) a significant re-evaluation of the prospective risks and returns of various asset classes.

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at June 30, 2004 and December 31, 2003.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	As of June 30, 2004	Percent of Total	As of December 31, 2003	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$96.8	2.6%	$93.4	2.5%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	3,270.2	86.7	3,205.0	86.4

Subtotal	3,367.0	89.3	3,298.4	88.9
Subject to discretionary withdrawal — without adjustment at carrying value	403.5	10.7	410.9	11.1

Total annuity reserves and deposit liabilities (gross of reinsurance)	$3,770.5	100.0%	$3,709.3	100.0%

The following table sets forth, by product line, the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Six-month Periods Ended June 30,
	2004	2003
	($ in millions)
Product Line:
Variable and universal life	$47.6	$28.0
Annuities(1)	211.0	177.0

Total	$258.6	$205.0

(1)	Excludes approximately $16.4 million and $14.8 million in 2004 and 2003, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

The $53.6 million increase in total surrenders and withdrawals is primarily attributable to a COLI surrender and improved market conditions which have resulted in a higher dollar value for surrenders and withdrawals of annuity products with no significant increase in the withdrawal and surrender rates.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets, capital contributions and loans received from MONY Life and MONY Holdings. During the six-month period ended June 30, 2004, the net cash outflow from operations was $12.7 million, a decrease in outflows of $39.3 million compared to an outflow of $52.0 million during the comparable prior year period. The Company’s liquid assets include U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. As of June 30, 2004, the Company had fixed maturity securities with a carrying value of $1,530.2 million, which were comprised of $969.5 million public and $560.7 million private fixed maturity securities. At that date, approximately 88.4% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at June 30, 2004, the Company had cash and cash equivalents of $399.4 million. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

At June 30, 2004, the adjusted Risk Based Capital (“RBC”) capital ratios of the Company were in excess of minimum capital requirements of the RBC guidelines.

FORWARD-LOOKING STATEMENTS AND RISK CONSIDERATIONS

MLOA’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance and financial position. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company’s other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important risk and other factors that could cause such differences and/or, if realized, could have a material adverse effect on the Company’s consolidated financial position and/or results of operations.

Market Risk.    The Company’s businesses are subject to market risks. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption “Quantitative and Qualitative Disclosures About Market Risk” and in Note 3 to the Financial Statements, both contained in the 2003 Form 10-K.

Increased volatility of equity markets can impact profitability of the Company. In addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged by the Company on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB features, sustained periods with declines in the value of underlying Separate Account investments would increase the Company’s net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels. It is the Company’s practice to establish reserves for the payment of any GMDB claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets (See Note 3 to the Unaudited Interim Condensed Financial Statements). Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts.

Equity market volatility also may impact DPAC amortization on variable and universal life insurance contracts and variable annuities. To the extent that actual market trends, and reasonable expectations as to future performance drawn from those trends, lead to reductions in the investment return and/or other related estimates underlying the DPAC amortization rates, DPAC amortization could be accelerated. Volatile equity markets can also impact the level of contract holder surrender activity, which, in turn, can impact future profitability.

The effects of significant equity market fluctuations on the Company’s operating results can be complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, making it difficult to reliably predict effects on operating earnings over a broad range of equity market performance alternatives. These effects may not always be proportional for market increases and market decreases. With respect to the investment return assumptions which underlie the amortization of its variable annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method, the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

Margins on interest-sensitive annuities and universal life insurance can be affected by interest rate fluctuations. In a declining interest rate environment, credited rates can generally be adjusted more quickly than the related invested asset portfolio is affected by declining reinvestment rates, tending to result in higher net interest margins on interest-sensitive products in the short term. However, under scenarios in which interest rates fall and remain at significantly lower levels, minimum guarantees on interest-sensitive annuities and universal life insurance (generally 1.5% to 4.5%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate and in some cases, potentially, to become negative.

For both interest-sensitive annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. In such an environment, there is pressure to increase credited rates on interest-sensitive products to match competitors’ new money rates. However, such changes in credited rates generally occur more quickly than the earned rates on the related invested asset portfolios reflect changes in market yields. The greater and faster the rise in interest rates, the more the earned rates will tend to lag behind market rates.

Investment Risks

The Company may be required to recognize in its earnings “Other Than Temporary Impairment” charges on its investments in fixed maturity and equity securities, as well as mark to market losses on certain of its venture capital investments. Management’s assessment of whether an investment in a debt or equity security is “other than temporarily impaired” is primarily based on the following factors: management’s analysis of the issuer’s financial condition and trends therein; the value of any collateral or guaranty; the investment’s position in the issuer’s capital structure; management’s analysis of industry fundamentals; management’s assessment of the macro economic outlook, and the consideration of other factors. Such other factors include: the Company’s expectations regarding the period of time required for a recovery of any current unrealized loss; and other relevant facts regarding the particular issuer.

Other Risks.    The Company’s future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of the Company’s strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of the Company; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers’ expectations; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

In addition, the nature and extent of competition and the markets for products sold by the Company may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what other proposals may be made, what legislation, if any may be introduced or enacted or what the effect of any other such legislation might be. See “Business — Regulation” contained in the 2003 Form 10-K.

The profitability of the Company depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DPAC and software capitalization; successful implementation of expense-reduction initiatives, including those anticipated from the integration of the businesses of AXA Financial and the MONY Group; secular trends; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity products; the Company’s mortality, morbidity, persistency and claims experience; margins between investment results from General Account investment assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and other guaranteed features and the impact of related reinsurance ; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DPAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management’s estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or war on terrorism. With regard to terrorism generally, in August 2004, the Federal government announced a heightened threat level for financial institutions.

Recoverability of DPAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of General Account investment assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments that have created, and in the future may create, significant volatility in investment income.

Disclosure and Internal Control System.    There are inherent limitations in the effectiveness of any system of disclosure and internal controls, including the possibilities of faulty judgments in decision-making, simple error or mistake, fraud, the circumvention of controls by individual acts or the collusion of two or more people, or management override of controls. Accordingly, even an effective disclosure and internal control system can provide only reasonable assurance with respect to disclosures and financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of a disclosure and internal control system may vary over time.

Technology and Information Systems.    The Company’s information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner. These systems are maintained to provide customer privacy and are tested to ensure the viability of business resumption plans. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse effect on the Company’s results of operations and, ultimately, its ability to achieve its strategic goals.

Legal Environment.    A number of lawsuits have been filed against life insurers involving insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Company, like other life insurers, is involved in such litigation and the Company’s results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Company. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see Note 14 to the Company’s Financial Statements contained in the 2003 Form 10-K.

Future Accounting Pronouncements.    In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on the Company’s consolidated statements of earnings and shareholder’s equity. See Note 3 to the Financial Statements in the 2003 Form 10-K for pronouncements issued but not effective at December 31, 2003 as well as Note 2 to the Unaudited Interim Condensed Financial Statements contained herein.

Regulation.    The Company’s business is subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Company are subject to the supervision of the insurance regulators of 49 states (not including New York), the District of Columbia and Puerto Rico. See “Business — Regulation” contained in the 2003 Form 10-K.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4:  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, there has been no change in the Company’s internal control over financial reporting that occurred during second quarter 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the continuing integration process associated with AXA Financial’s recent acquisition of the MONY Group, management, in consultation with PricewaterhouseCoopers, the Company’s independent auditors, enhanced the overall internal control environment by implementing new procedures and controls, including increasing and re-allocating staffing in the accounting department, instituting additional account reconciliations, and upgrading the investment accounting computer systems. Management continues to examine the Company’s internal controls and procedures with a view to identifying any additional areas that may require improvement.

PART II

OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

See Note 4 of the Unaudited Interim Condensed Financial Statements. Except as disclosed in Note 4, there have been no new material legal proceedings and no new material developments in matters previously reported in the Company’s 2003 Annual Report on Form 10-K. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages). Although the outcome of litigation cannot be predicted with certainty, Company management believes that, except as disclosed in Note 4, the ultimate resolution of the matters described above should not have a material adverse effect on the financial position of the Company. Management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company’s results of operations in any particular period.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Christopher M. Condron pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stanley B. Tulin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Christopher M. Condron pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stanley B. Tulin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/S/ STANLEY B. TULIN
Stanley B. Tulin Vice Chairman of the Board and Chief Financial Officer

Date: August 16, 2004

By:	/S/ ALVIN H. FENICHEL
Alvin H. Fenichel Senior Vice President and Controller

Date: August 16, 2004

S-1