Form 10-Q
period 2004-09-30
MONY LIFE INSURANCE COMPANY OF AMERICA
filed 2004-11-12
CIK 835357

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                        COMMISSION FILE NUMBER: 333-65423

                                   ----------

                     MONY LIFE INSURANCE COMPANY OF AMERICA
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

                 ARIZONA                              86-0222062
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                          1290 AVENUE OF THE AMERICAS,
                            NEW YORK, NEW YORK 10104
                                 (212) 554-1234
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

---------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of November 12, 2004.

      As of November 12, 2004, 2,500,000 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

      Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

================================================================================

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

ITEM 1:  Unaudited Financial Statements                                       3

         o   Balance Sheets, September 30, 2004 and December 31, 2003         3

         o   Statements of Earnings, Three Months Ended
             September 30, 2004 and 2003                                      4

         o   Statements of Earnings, Six Months Ended June 30,
             2004 (Predecessor), Three Months Ended September 30,
             2004 (Successor) and Nine Months Ended September 30, 2003        5

         o   Statements of Shareholder's Equity, Nine Months
             ended September 30, 2004 and 2003                                6

         o Statements of Cash Flows, Six Months Ended June 30, 2004 (Predecessor), Three Months Ended September 30, 2004
             (Successor) and Nine Months Ended September 30, 2003             7

         o   Notes to financial statements                                    8

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ("Management Narrative")                  13

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk*         17

ITEM 4:  Controls and Procedures                                             17

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                   18

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds         18

ITEM 3:  Defaults Upon Senior Securities                                     18

ITEM 4:  Submission of Matters to a Vote of Security Holders                 18

ITEM 5:  Other Information                                                   18

ITEM 6:  Exhibits                                                            18

SIGNATURES                                                                   19

--------------

* Omitted pursuant to General Instruction H to Form 10-Q.

PART I    FINANCIAL INFORMATION
          ITEM 1:   UNAUDITED FINANCIAL STATEMENTS

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS

                                                                SEPTEMBER 30,
                                                                    2004         DECEMBER 31,
                                                                 (UNAUDITED)         2003
                                                                 (SUCCESSOR)     (PREDECESSOR)
                                                                 -----------     -------------
                                                                        (IN MILLIONS)
ASSETS
Investments:
   Fixed maturity securities available-for-sale,
     at estimated fair value................................    $      1,780.0   $      1,734.0
   Mortgage loans on real estate............................             393.9            419.6
   Policy loans.............................................              91.8             86.1
   Real estate held for investment..........................               1.5              2.2
   Other invested assets....................................              12.5             16.7
                                                                --------------   --------------
          Total investments.................................           2,279.7          2,258.6
                                                                --------------   --------------
Cash and cash equivalents...................................             174.1            180.4
Accrued investment income...................................              32.6             29.5
Amounts due from reinsurers.................................              64.5             59.6
Deferred policy acquisition costs...........................              40.7            758.1
Value of business acquired (Note 5).........................             414.6            --
Other assets................................................              81.6             39.9
Separate account assets.....................................           3,501.0          3,504.0
                                                                --------------   --------------
TOTAL ASSETS   .............................................    $      6,588.8   $      6,830.1
                                                                ==============   ==============

LIABILITIES
Policyholders' account balances.............................    $      2,101.7   $      1,962.4
Future policy benefits......................................             231.6            186.6
Other policyholders' liabilities............................              31.6             86.3
Other liabilities...........................................             171.0            285.6
Note payable to affiliate (Note 7)..........................              37.5             39.6
Separate account liabilities................................           3,501.0          3,504.0
                                                                --------------   --------------
       Total liabilities....................................           6,074.4          6,064.5
                                                                --------------   --------------

Commitments and contingencies (Note 6)......................

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares
   authorized, 2.5 million issued and outstanding...........               2.5              2.5
Capital in excess of par....................................             480.2            599.7
Retained earnings...........................................              14.0            139.2
Accumulated other comprehensive income......................              17.7             24.2
                                                                --------------   --------------
       Total shareholder's equity...........................             514.4            765.6
                                                                --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................    $      6,588.8   $      6,830.1
                                                                ==============   ==============

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                2004          2003
                                                                ----          ----
                                                            (SUCCESSOR)  (PREDECESSOR)
                                                                 (IN MILLIONS)
REVENUES:
Universal life and investment-type product
  policy fees .............................................  $   43.7       $   42.3
Premiums ..................................................      42.4           34.6
Net investment income .....................................      29.9           32.4
Investment (losses) gains, net ............................      (5.2)           2.0
Other income ..............................................      12.1            3.3
                                                             --------       --------
                                                                122.9          114.6
                                                             --------       --------
BENEFITS AND EXPENSES:
Benefits to policyholders .................................      39.5           39.8
Interest credited to policyholders' account balances ......      25.8           23.8
Commissions ...............................................      14.4           14.5
Amortization of deferred policy acquisition costs .........       1.8           18.3
Capitalization of deferred policy acquisition costs .......     (42.7)         (45.0)
Amortization of value of business acquired ................       7.1           --
Other operating costs and expenses ........................      56.3           60.7
                                                             --------       --------
                                                                102.2          112.1
                                                             --------       --------
Earnings before income taxes ..............................      20.7            2.5
Income tax expense ........................................      (6.7)          (0.3)
                                                             --------       --------
Net Earnings ..............................................  $   14.0       $    2.2
                                                             ========       ========

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                      SIX MONTHS     THREE MONTHS   NINE MONTHS
                                                                                         ENDED           ENDED         ENDED
                                                                                       JUNE 30,      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         2004            2004          2004
                                                                                         ----            ----          ----
                                                                                     (PREDECESSOR)    (SUCCESSOR)   (PREDECESSOR)
                                                                                                     (IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees..........................       $   82.7       $   43.7       $  126.0
Premiums........................................................................           77.4           42.4          101.1
Net investment income...........................................................           64.3           29.9           92.6
Investment (losses) gains, net..................................................           (0.7)          (5.2)           5.2
Other income....................................................................            7.4           12.1            7.8
                                                                                       --------       --------       --------
                                                                                          231.1          122.9          332.7
                                                                                       --------       --------       --------
BENEFITS AND EXPENSES:
Benefits to policyholders.......................................................           80.8           39.5          119.6
Interest credited to policyholders' account balances............................           54.1           25.8           67.9
Commissions.....................................................................           37.5           14.4           46.3
Amortization of deferred policy acquisition costs...............................           34.7            1.8           44.7
Capitalization of deferred policy acquisition costs ............................          (93.8)         (42.7)        (135.7)
Amortization of value of business acquired......................................             --            7.1           --
Other operating costs and expenses..............................................          143.1           56.3          178.3
                                                                                       --------       --------       --------
                                                                                          256.4          102.2          321.1
                                                                                       --------       --------       --------
(Loss)/earnings before income taxes and cumulative effect of a change in
  accounting principle..........................................................          (25.3)          20.7           11.6
Income tax benefit/(expense)....................................................           10.5           (6.7)          (2.9)
                                                                                       --------       --------       --------
Net (loss)/earnings before cumulative effect of a change in accounting
  principle.....................................................................          (14.8)          14.0            8.7
Cumulative effect on prior periods of the adoption of SOP 03-1, net of income
  tax expense of $2.1 million (Note 3)..........................................            3.8           --             --
                                                                                       --------       --------       --------
Net (Loss)/Earnings.............................................................       $  (11.0)      $   14.0       $    8.7
                                                                                       ========       ========       ========

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                                         ACCUMULATED
                                                                              CAPITAL                       OTHER         TOTAL
                                                                 COMMON      IN EXCESS      RETAINED    COMPREHENSIVE  SHAREHOLDER'S
                                                                 STOCK         OF PAR       EARNINGS        INCOME        EQUITY
                                                                 ------        ------       --------        ------        ------
                                                                                          (IN MILLIONS)
PREDECESSOR BALANCE, DECEMBER 31, 2003.....................      $  2.5      $  599.7       $  139.2        $  24.2       $ 765.6
Comprehensive loss:
      Net loss.............................................                                    (11.0)                       (11.0)
      Other comprehensive loss.............................                                                   (11.4)        (11.4)
                                                                 ------      --------       ---------       --------      --------
            Comprehensive loss.............................                                                                 (22.4)
                                                                 ------      --------       ---------       --------      --------
PREDECESSOR BALANCE, JUNE 30, 2004.........................         2.5         599.7          128.2           12.8         743.2
Effect of push-down accounting of AXA Financial's
  purchase price on MLOA's net assets......................          --        (119.5)        (128.2)         (12.8)       (260.5)
                                                                 ------      --------       ---------       --------      --------
SUCCESSOR BALANCE, JULY 1, 2004............................         2.5         480.2             --             --         482.7
Comprehensive income:
      Net earnings.........................................                                     14.0                         14.0
      Other comprehensive income...........................                                                    17.7          17.7
                                                                 ------      --------       ---------       --------      --------
            Comprehensive income...........................                                                                  31.7
                                                                 ------      --------       ---------       --------      --------
SUCCESSOR BALANCE, SEPTEMBER 30, 2004......................      $  2.5      $  480.2       $   14.0        $  17.7       $ 514.4
                                                                 ======      ========       =========       ========      ========

                                                                                                         ACCUMULATED
                                                                              CAPITAL                       OTHER          TOTAL
                                                                 COMMON      IN EXCESS      RETAINED    COMPREHENSIVE  SHAREHOLDER'S
                                                                 STOCK         OF PAR       EARNINGS        INCOME         EQUITY
                                                                 ------      --------       ---------       --------      --------
                                                                                          (IN MILLIONS)
PREDECESSOR BALANCE, DECEMBER 31, 2002.....................      $  2.5      $  499.7       $  113.0        $  24.7       $  639.9
Comprehensive income:
      Net earnings.........................................                                      8.7                           8.7
      Other comprehensive loss.............................                                                    (1.0)          (1.0)
                                                                 ------      --------       ---------       --------      --------
           Comprehensive income...........................                                                                     7.7
                                                                 ------      --------       ---------       --------      --------
PREDECESSOR BALANCE, SEPTEMBER 30, 2003....................      $  2.5      $  499.7       $   121.7       $  23.7       $  647.6
                                                                 ======      ========       =========       ========      ========


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS   THREE MONTHS    NINE MONTHS
                                                                                         ENDED        ENDED           ENDED
                                                                                        JUNE 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          2004         2004           2003
                                                                                          ----         ----           ----
                                                                                     (PREDECESSOR) (SUCCESSOR)     (PREDECESSOR)
                                                                                                 (IN MILLIONS)
Net (loss)/earnings.................................................................  $   (11.0)   $    14.0    $     8.7
  Adjustments to reconcile net (loss)/earnings to net cash used in operating activities:
     Interest credited to policyholders' account balances...........................       50.5         24.1         62.6
     Universal life and investment-type product policy fee income...................      (37.6)       (18.1)       (49.4)
     Change in accrued investment income............................................        4.7         (7.8)        (7.0)
     Investment losses/(gains)......................................................        0.7          5.2         (5.2)
     Change in deferred policy acquisition costs and VOBA...........................      (60.8)       (33.8)       (91.1)
     Change in future policy benefits...............................................       (2.7)        (4.1)         7.8
     Change in other policyholders liabilities......................................       (1.5)         3.1         (2.5)
     Provision for depreciation and amortization....................................        1.5          4.1          0.1
     Cumulative effect of the adoption of SOP 03-1..................................       (5.9)         -            -
     Loss on discontinued real estate operations....................................        -            -            0.1
     Other, net.....................................................................       49.4        (70.5)         7.8
                                                                                      ---------    ----------   ---------

Net cash used in operating activities...............................................      (12.7)       (83.8)       (68.1)
                                                                                      ----------   ----------   ----------

Cash flows from investing activities:
   Sales, maturities or repayments of:
      Fixed maturity securities.....................................................      431.5        100.5        226.5
      Mortgage loans on real estate.................................................       43.0         69.7         28.0
      Other invested assets.........................................................        0.1          4.3          0.2
   Acquisitions of investments:
      Fixed maturity securities.....................................................     (272.4)      (317.0)      (245.0)
      Mortgage loans on real estate.................................................      (66.1)       (15.3)       (97.5)
      Other invested assets.........................................................       (0.2)        (0.4)        (0.6)
      Policy loans, net.............................................................       (3.0)        (2.7)        (3.5)
                                                                                      ----------   ----------   ----------
Net cash provided by/(used in) investing activities.................................      132.9       (160.9)       (91.9)
                                                                                      ---------    ----------   ----------
Cash flows from financing activities:
   Repayment of note to affiliate...................................................      (1.4)        (0.7)        (1.9)
   Policyholders' account balances:
      Deposits......................................................................      433.7        110.6        578.3
      Withdrawals and transfers to Separate Accounts................................     (333.5)       (90.2)      (377.4)
                                                                                      ----------   ----------   ----------
Net cash provided by financing activities...........................................       98.8         19.7        199.0
                                                                                      ---------    ---------    ---------
Net increase/(decrease) in cash and cash equivalents................................      219.0       (225.0)        39.0
Cash and cash equivalents, beginning of period......................................      180.4        399.1         33.2
                                                                                      ---------    ---------    ---------
Cash and Cash Equivalents, End of Period............................................  $   399.4    $   174.1    $    72.2
                                                                                      =========    =========    =========
Supplemental cash flow information
  Interest Paid.....................................................................  $     1.3    $     0.7    $     2.1
                                                                                      =========    =========    =========
  Income Taxes Paid.................................................................  $     -      $     -      $     -
                                                                                      =========    =========    =========

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    MERGER OF MONY WITH AXA FINANCIAL

      MLOA is a wholly owned subsidiary of MONY Life, a wholly owned subsidiary of MONY Holdings, which is a downstream subsidiary holding company of AXA Financial.

      On July 8, 2004, the acquisition of the MONY Group by AXA Financial was completed and, under the terms of the related merger agreement, AXA Financial paid or made provisions to pay MONY Group shareholders approximately $1.5 billion in cash, representing $31.00 for each share of the MONY Group's common stock. MONY Group shareholders also received a dividend from the MONY Group totaling $0.34755 per share.

      The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with the acquisition, MLOA adjusted the cost basis of its assets and liabilities to fair value on the acquisition date (the "Purchase Adjustments"). AXA Financial is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement. References in these financial statements to "Predecessor" refer to MLOA prior to July 1, 2004. References to "Successor" refer to MLOA on and after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments. For accounting purposes (due to convenience and immateriality of the results of MLOA from July 1 through July 8), AXA Financial has consolidated MONY Group and its subsidiaries and reflected its results from July 1, 2004 in its consolidated Statements of Earnings and consolidated Cash Flows. MLOA's activity for the period from July 1, 2004 through July 8, 2004 is therefore included in the Successor's statement of earnings and excluded from the Predecessor's statement of earnings. The Predecessor's statement of earnings is presented using MLOA's historical basis of accounting.

      The determination of the Purchase Adjustments relating to investments reflects management's reliance on independent price quotes where available. Other Purchase Adjustments required significant management estimates and assumptions. The Purchase Adjustments related to Value of Business Acquired ("VOBA") and liabilities, including policyholder reserves, required management to exercise judgment to assess the value of these items. MLOA's purchase adjustments resulted in a revalued balance sheet, which may result in future earnings trends which differ significantly from historical trends. MLOA does not anticipate any material impact on its liquidity, or its ability to pay policyholders claims, arising out of the purchase accounting process related to the merger.

2.    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2003. MLOA's results of operations for the combined nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the combined full year.

      The terms "third quarter 2004" and "third quarter 2003" refer to the three months ended September 30, 2004 and 2003, respectively. The terms "combined first nine months of 2004" and "first nine months of 2003" refer to the nine months ended September 30, 2004 and 2003, respectively.

      In second quarter 2004, MLOA recorded adjustments related to prior quarters' calculations of reinsurance reserve credits and interest credited on certain life insurance and annuity products. The effect of these adjustments was to increase MLOA's net loss for the three months and six months ended June 30, 2004 by $6.2 million and $6.0 million, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

3.    ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2004, MLOA adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in MLOA's accounting policies relating to (a) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts issued by MLOA, and (b) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

      The adoption of SOP 03-1 resulted in a change in the method of determining liabilities associated with the no lapse guarantee feature contained in variable and interest-sensitive life contracts. While both MLOA's previous method of establishing the no lapse guarantee reserve and the SOP 03-1 method are based on accumulation of a portion of the charges for the no lapse guarantee feature, SOP 03-1 specifies a different approach for identifying the portion of the fee to be accrued and establishing the related reserve.

      The adoption of SOP 03-1 as of January 1, 2004 resulted in an increase in the combined first nine months of 2004 net earnings of $3.8 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

4.    GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

      Variable Annuity Contracts - GMDB and GMIB

      MLOA issues certain variable annuity contracts with guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") features that guarantee either:

           a) Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

           b) Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals); or

           c) Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages.

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities in 2004:

                                                             GMDB       GMIB      TOTAL
                                                           --------   --------   --------
                                                                   (IN MILLIONS)
      Balance at December 31, 2003.......................   $   3.5   $   -      $   3.5
        Impact of adoption of SOP 03-1...................      (2.8)      0.1       (2.7)
        Paid guarantee benefits..........................      (2.5)      -         (2.5)
        Other changes in reserve.........................       2.7       -          2.7
                                                            --------  --------   --------
      Balance at September 30, 2004......................   $   0.9   $   0.1    $   1.0
                                                            ========  ========   =========

      Related GMDB reinsurance ceded amounts were:

                                                              GMDB
                                                           ---------
                                                         (IN MILLIONS)

      Balance at December 31, 2003.......................  $    -
        Impact of adoption of SOP 03-1...................       0.3
        Paid guarantee benefits ceded....................      (3.1)
        Other changes in reserve.........................       3.3
                                                           ---------
      Balance at September 30, 2004......................  $    0.5
                                                           =========

      The September 30, 2004 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:


                                                 RETURN
                                                   OF
                                                PREMIUM      RATCHET       ROLL-UP         COMBO           TOTAL
                                             ------------  -----------    ----------     ----------      ----------
                                                                       (DOLLARS IN MILLIONS)
      GMDB:
        Account value (1)..............      $    1,122     $    1,942           N.A.     $     188       $    3,252
        Net amount at risk, gross......      $       20     $      326           N.A.     $      10       $      356
        Net amount at risk, net of
          amounts reinsured............      $       20     $      315           N.A.     $       1       $      336
        Average attained age of
          contractholders..............            60.7           60.3           N.A.          59.5             60.4
        Percentage of contractholders
          over age 70..................           17.1%          13.9%           N.A.         11.5%            15.2%
        Range of guaranteed minimum
          return rates................             N.A.           N.A.           N.A.          5.0%             5.0%

      GMIB:

        Account value (2)..............            N.A.           N.A.     $     188           N.A.      $       188
        Net amount at risk, gross......            N.A.           N.A.           N.A.          N.A.             N.A.
        Net amount at risk, net of
          amounts reinsured............            N.A.           N.A.           N.A.          N.A.             N.A.
        Weighted average years
          remaining until earliest
          annuitization...............             N.A.           N.A.            7.8          N.A.              7.8
        Guaranteed minimum return rates            N.A.           N.A.           5.0%          N.A.             5.0%

------------
(1) Included General Account balances of $215 million, $323 million and $34 million, respectively, for a total of $572 million.
(2)   Included General Account balances of $34 million.

      For contracts with the GMDB feature, the net amount at risk in the event of death as of September 30, 2004 is the amount by which the GMDB benefits exceeds related account values.

      For contracts with the GMIB feature, the net amount at risk in the event of annuitization as of September 30, 2004 is defined as the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.

      The following table presents the aggregate fair value of assets, by major investment fund option, held by Separate Accounts that are subject to GMDB and GMIB benefits and guarantees. Since variable contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2004               2003
                                             (SUCCESSOR)        (PREDECESSOR)
                                            --------------    -----------------
                                                   (IN MILLIONS)
      GMDB:
         Equity..........................   $    1,934         $    2,003
         Fixed income....................          415                413
         Balanced........................           62                 67
         Other...........................          116                155
                                            ---------------    ----------------
         Total...........................   $    2,527         $     2,638
                                            ===============    ================

      GMIB:
         Equity..........................   $      110         $        72
         Fixed income....................           36                  26
         Balanced........................            3                   2
         Other...........................            6                   5
                                            ---------------    ----------------
         Total...........................   $      155         $       105
                                            ===============    ================

5.    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset as of September 30, 2004, related to AXA Financial's acquisition of MONY Group and its subsidiaries:

                          GROSS
                         CARRYING       ACCUMULATED
                          AMOUNT       AMORTIZATION(1)       NET
                         --------      ---------------   ----------
                                      (In Millions)

      VOBA..........     $ 435.1       $   (20.5)        $  414.6
                         ========      ===============   ==========
      ------------
      (1) Includes reactivity to unrealized investment gains and losses.

      In third quarter 2004, total amortization expense related to VOBA was $7.1 million. VOBA amortization expense is estimated to be $2.9 million for the remainder of 2004, and ranging between $36.0 million and $45.0 million annually over the next five years.

6.    LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in Note 14 of MLOA's Notes to Financial Statements for the year ended December 31, 2003 (the "Litigation Note"), except as described below:

      In the IN RE THE MONY GROUP INC., SHAREHOLDERS LITIGATION, the defendants, after filing the second amended complaint, moved for a second preliminary injunction seeking, among other things, to prohibit MONY Group from voting proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 shareholders meeting that were not subsequently revoked and to require all stockholders of record as of April 8, 2004 to submit new proxies. A hearing on the Delaware plaintiffs' second motion for a preliminary injunction motion was held on April 6, 2004. By opinion released on April 9, 2004, Vice Chancellor Lamb (i) denied the Delaware plaintiffs' motion for a preliminary injunction in its entirety, (ii) held that the MONY Group board's determination to change the shareholder meeting record date from January 2, 2004 to April 8, 2004 was a valid exercise of the board's judgment and (iii) entered summary judgment in favor of MONY Group with respect to the legal validity of voting at the May 18, 2004 shareholder meeting unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 shareholder meeting date. Vice Chancellor Lamb noted that there was no factual record to evaluate the Delaware plaintiffs' equitable claims against the validity of voting at the May 18, 2004 meeting of the unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting date and that he therefore was not ruling on those claims.

      A stipulation of settlement contemplating the dismissal of the action with prejudice as to all defendants was executed and filed with the Delaware Chancery Court on July 13, 2004. The terms of the proposed settlement consist entirely of non-monetary consideration and an agreement by the defendants not to oppose plaintiffs' application for attorneys' fees up to a specified amount, which amount would not have a material impact on the financial condition of the Company. On July 19, 2004, the Delaware Chancery Court entered an order, among other things, certifying a class for settlement purposes only and scheduling a hearing on the fairness of the proposed settlement for September 28, 2004. The hearing took place as scheduled on September 28, 2004. In an order dated October 2, 2004, the court approved the settlement, and for purposes of the settlement certified a class of MONY stockholders, determined that the settlement was fair, reasonable and in the best interest of the class members, dismissed all claims against all defendants with prejudice, and awarded attorney's fees to counsel for the Delaware plaintiffs in an amount defendants previously had agreed not to oppose. In the NORTH BORDER case in New York State Supreme Court, on or about September 24, 2004, the plaintiff agreed that it would not object to the proposed settlement before the Delaware Chancery Court and that following a final judgment approving the settlement by the Delaware Chancery Court, the plaintiff would dismiss its action against all defendants with prejudice.

      On or about September 30, 2004, a petition for appraisal entitled CEDE & CO. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by an alleged former MONY stockholder. The petition seeks a judicial appraisal of the value of the MONY Group shares held by former MONY Group stockholders who demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The parties are engaged in discovery. On or about November 4, 2004, a petition for appraisal entitled HIGHFIELDS CAPITAL LTD. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by another alleged former MONY Group stockholder. The relief sought by the Highfields Capital petition is substantially identical to that sought pursuant to the Cede & Co. petition.

      Although the outcome of litigation cannot be predicted with certainty, MLOA's management believes that the ultimate resolution of the matters described above should not have a material adverse effect on the financial position of MLOA. MLOA's management cannot make an estimate of loss, if any, or predict whether or not such litigations will have a material adverse effect on MLOA's results of operations in any particular period.

7.    RELATED PARTY TRANSACTIONS

      MLOA has a service agreement with MONY Life whereby MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to MLOA to conduct its business. The associated costs related to the service agreement are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by MLOA. As a result of such allocations, MLOA incurred expenses of $27.5 million and $36.4 million for third quarter 2004 and 2003, respectively, and $111.3 million and $107.5 million for the combined first nine months of 2004 and the first nine months of 2003, respectively. At September 30, 2004 and December 31, 2003 MLOA had a payable to MONY Life in connection with this service agreement of $33.0 million and $17.2 million, respectively.

      In addition to the agreement discussed above, MLOA has various other service and investment advisory agreements with MONY Life and affiliates of MLOA. The amount of expenses incurred by MLOA related to these agreements was $1.2 million for both third quarter 2004 and 2003, and $4.1 million for both the combined first nine months of 2004 and the first nine months of 2003. In addition, MLOA had an intercompany payable of $1.1 million and $1.9 million at September 30, 2004 and December 31, 2003, respectively, related to these agreements.

      At September 30, 2004 and December 31, 2003, MLOA had a payable of $22.7 million and $17.2 million, respectively, to USFL in connection with the modified coinsurance agreement between MLOA and USFL. In addition, MLOA had a prepaid reinsurance allowance of $1.8 million at September 30, 2004 relating to expense allowances paid to USFL in connection with the MODCO agreement.

      MLOA recognized income of $7.0 million and $2.4 million for third quarter 2004 and the combined first nine months of 2004, respectively, on the embedded derivative within the MODCO agreement with USFL as prescribed by the accounting provisions of DIG B36, effective for the first fiscal quarter beginning after September 15, 2003. In addition, MLOA had a swap asset of $7.9 million and $5.5 million at September 30, 2004 and December 31, 2003, respectively, related to this embedded derivative. MLOA accounts for the embedded derivative as a total return swap.

      On March 5, 1999, MLOA borrowed $50.5 million from MBMC, an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of September 30, 2004 is $37.5 million.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for MLOA that follows should be read in conjunction with the Financial Statements, the related Notes to Financial Statements and the information discussed under Forward-Looking Statements included in this Form 10-Q, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in MLOA's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K").

RESULTS OF OPERATIONS

On July 8, 2004, the acquisition of MONY Group by AXA Financial was completed, resulting in a new basis of accounting for the successor period beginning July 1, 2004. Information relating to all predecessor periods prior to completion of the acquisition is presented using MLOA's historical basis of accounting. For accounting purposes (due to convenience and immateriality of the results of MLOA from July 1 through July 8), AXA Financial has consolidated MONY Group and its subsidiaries and reflected its results from July 1, 2004 in its consolidated Statements of Earnings and consolidated Cash Flows. MLOA's activity for the period from July 1, 2004 through July 8, 2004 is therefore included in the successor period and excluded from the predecessor period. To assist in the comparability of MLOA's financial results and discussions, results of operations for the nine months ended September 30, 2004 include results for six months of the Predecessor and three months of the Successor and are designated as "combined", as follows:

                                                                           SIX MONTHS    THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                                              ENDED          ENDED         ENDED          ENDED
                                                                            JUNE 30,     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                              2004           2004           2004          2003
                                                                              ----           ----           ----          ----
                                                                          (PREDECESSOR)   (SUCCESSOR)    (COMBINED)   (PREDECESSOR)
                                                                                                (IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fees................... $       82.7   $       43.7   $       126.4  $      126.0
Premiums.................................................................         77.4           42.4           119.8         101.1
Net investment income....................................................         64.3           29.9            94.2          92.6
Investment (losses) gains, net...........................................         (0.7)          (5.2)           (5.9)          5.2
Other income.............................................................          7.4           12.1            19.5           7.8
                                                                          ------------   ------------   -------------  ------------
                                                                                 231.1          122.9           354.0         332.7
                                                                          ------------   ------------   -------------  ------------
BENEFITS AND EXPENSES:
Benefits to policyholders................................................         80.8           39.5           120.3         119.6
Interest credited to policyholders' account balances.....................         54.1           25.8            79.9          67.9
Commissions..............................................................         37.5           14.4            51.9          46.3
Amortization of deferred policy acquisition costs........................         34.7            1.8            36.5          44.7
Capitalization of deferred policy acquisition costs .....................        (93.8)         (42.7)         (136.5)       (135.7)
Amortization of value of business acquired...............................         --              7.1             7.1          --
Other operating costs and expenses.......................................        143.1           56.3           199.4         178.3
                                                                          ------------   ------------   -------------  ------------
                                                                                 256.4          102.2           358.6         321.1
                                                                          ------------   ------------   -------------  ------------
(Loss)/earnings before income taxes and cumulative effect of a change in
   accounting principle..................................................        (25.3)          20.7            (4.6)         11.6
Income tax benefit/(expense).............................................         10.5           (6.7)            3.8          (2.9)
                                                                          ------------   ------------   -------------  ------------
Net (loss)/earnings before cumulative effect of a change in accounting
   principle.............................................................        (14.8)          14.0            (0.8)          8.7
Cumulative effect on prior periods of the adoption of SOP 03-1, net of
   income tax expense of $2.1 million ...................................          3.8             --             3.8            --
                                                                          ------------   ------------   -------------  ------------
Net (Loss)/Earnings...................................................... $      (11.0)  $       14.0   $         3.0  $        8.7
                                                                          ============   ============   =============  ============


COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The loss before income taxes and cumulative effect of a change in accounting principle was $4.6 million for the combined first nine months of 2004, a decrease of $16.2 million from earnings before income taxes of $11.6 million for the 2003 period. Net earnings for MLOA totaled $3.0 million for the combined first nine months of 2004, down from $8.7 million for the 2003 period. In first quarter 2004, MLOA recorded earnings of $3.8 million (net of related income taxes of $2.1 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the combined first nine months of 2004 increased $21.3 million as compared to the first nine months of 2003.

Universal life and investment type policy fee income was $126.4 million, $0.4 million higher than in the 2003 period, principally due to increased FPVA fees offset by adjustments in the predecessor period related to prior quarters' calculations of reinsurance reserve credits. Premiums totaled $119.8 million for the combined first nine months of 2004, an $18.7 million increase from the 2003 period, principally due to an increase in premiums assumed under the MODCO agreement with USFL attributable to growth in USFL's in-force block of business.

Net investment income was $94.2 million, $1.6 million higher than the 2003 period. The increase was principally due to an increase in the average balance of General Account invested assets partially offset by lower yields due to a decline in interest rates.

Investment losses, net totaled $5.9 million in the combined 2004 period compared to gains of $5.2 million in the first nine months of 2003 principally due to lower net gains on fixed maturity securities and real estate mortgage loans during the predecessor period.

There was an $11.7 million increase in other income to $19.5 million in the combined first nine months of 2004 from $7.8 million in the 2003 period. The increase was principally attributable to the impact of the gain on the embedded derivative related to a reinsurance agreement, higher reinsurance expense allowances recognized under a new reinsurance treaty entered into on January 1, 2004, increased advisory fee income and an insurance recovery recorded in first quarter 2004.

Benefits and Other Deductions. Total benefits and other deductions for the combined first nine months of 2004 increased $37.5 million to $358.6 million from $321.1 million for the first nine months of 2003.

Benefits to policyholders increased $0.7 million to $120.3 million in the combined first nine months of 2004, resulting principally from an increase in assumed benefits under the MODCO treaty with USFL offset by a reduction in death claims.

The $12.0 million increase in interest credited to policyholders' account balances to $79.9 million for the combined first nine months of 2004 was principally due to growth in the VUL, CSVUL and FPDA product lines, and adjustments in the predecessor period related to prior quarters' calculations of interest credited on certain life insurance and annuity products.

Commissions increased $5.6 million during the combined first nine months of 2004 to $51.9 million due to higher sales of life insurance products partially offset by a decrease in annuity sales.

DAC capitalization of $136.5 million for the combined first nine months of 2004 remained relatively flat compared to the 2003 period.

DAC amortization decreased $8.2 million to $36.5 million for the combined first nine months of 2004 due principally to the impact of new basis accounting in the successor period offset by increased amortization on life insurance and annuity products in the predecessor period as a result of lower amortization in the first six months of 2003 due to the unlocking impact from the recognition of higher expected future margins driven by higher fees related to variable annuity contracts. VOBA amortization resulting from the new purchase accounting basis in the successor period was $7.1 million.

Other operating costs and expenses totaled $199.4 million for the combined nine months ended September 30, 2004, an increase of $21.1 million from the 2003 period. The increase was principally due to an increase in expenses related to services rendered by MONY Life on MLOA's behalf (primarily salaries, incentive compensation and rent) during the predecessor period, partially offset by a decrease in the successor period attributable to cost reductions associated with AXA Financial's integration of MONY Group and its subsidiaries.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for the combined first nine months of 2004 increased from prior year levels by $24.6 million to $615.5 million. Sales of annuities in the combined first nine months of 2004 totaled $240.0 million, a 23.9% decrease from the 2003 period, primarily due to lower fixed annuity sales reflecting the lower interest rate environment and higher rates provided by competitors and a decrease in variable annuity sales. The decrease in sales of annuity products was partially offset by a $33.4 million increase in first year premiums and deposits on life products, principally CSVUL.

Surrenders and Withdrawals. When totals for the combined first nine months of 2004 are compared to the comparable 2003 period, surrenders and withdrawals increased from $298.7 million to $363.6 million with respective increases of $48.4 million and $16.9 million reported for individual annuities and variable and interest-sensitive life products offset by a $0.4 million decrease reported for traditional life insurance products. The annualized annuities surrender rate increased to 11.0% in the 2004 combined period from

10.4% in the comparable period in 2003, while the individual life surrender rates showed an increase to 2.96% from 2.56%. The dollar increase in annuity surrenders resulted from higher account balances driven by market appreciation and positive net cash flows. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience. The increase in surrenders and withdrawals on life products was substantially related to a large COLI surrender.

LIQUIDITY AND CAPITAL RESOURCES

In third quarter 2004, MLOA experienced a decline in statutory capital caused by normal first year business strain and strain associated with reinsurance assumed from USFL. AXA Financial is currently monitoring the statutory capital situation.

Management is reviewing on an ongoing basis the extent to which MLOA will continue to offer new life insurance and annuity products. It is currently anticipated that the number of products offered by MLOA and the volume of product sales may decline over time.

FORWARD-LOOKING STATEMENTS AND RISK CONSIDERATIONS

MLOA's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning operations, economic performance and financial position. Forward-looking statements include, among other things, discussions concerning MLOA's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. MLOA claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects, and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in MLOA's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important risk and other factors that could cause such differences and/or, if realized, could have a material adverse effect on MLOA's financial position and/or results of operations.

Market Risk. MLOA's businesses are subject to market risks arising from its insurance asset/liability management. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 3 of Notes to Financial Statements, both contained in the 2003 Form 10-K.

Increased volatility of equity markets can impact MLOA's profitability. In addition to impacts on equity securities held in MLOA's General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB features, sustained periods with declines in the value of underlying Separate Account investments would increase MLOA's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels.

Equity market volatility also may impact DAC and VOBA amortization on variable and universal life insurance contracts, variable annuities and participating traditional life contracts. To the extent that actual market trends, and reasonable expectations as to future performance drawn from those trends, lead to reductions in the investment return and/or other related estimates underlying the DAC and VOBA amortization rates, DAC and VOBA amortization could be accelerated. Volatile equity markets can also impact the level of contractholder surrender activity, which, in turn, can impact future profitability.

Interest rate fluctuations, equity price movements and changes in credit quality may also affect invested assets held in the qualified pension plan which could impact future pension plan costs charged to MLOA under its service agreement with MONY Life pursuant to which MONY Life provides personnel services, employee benefits, facilities, supplies and equipment to MLOA to conduct its business.

The effects of significant equity market fluctuations on MLOA's operating results can be complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, making it difficult to reliably predict effects on operating earnings over a broad range of equity market performance alternatives. Further, these effects may not always be proportional for market increases and market decreases.

Margins on interest-sensitive annuities and universal life insurance can be affected by interest rate fluctuations. In a declining interest rate environment, credited rates can generally be adjusted more quickly than the related invested asset portfolio is affected by declining reinvestment rates, tending to result in higher net interest margins on interest-sensitive products in the short term. However, under scenarios in which interest rates fall and remain at significantly lower levels, minimum guarantees on interest-sensitive annuities and universal life insurance (generally 3.0% to 4.5%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate and in some cases, potentially, to become negative.

For both interest-sensitive annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. In such an environment, there is pressure to increase credited rates on interest-sensitive products to match competitors' new money rates. However, such changes in credited rates generally occur more quickly than the earned rates on the related invested asset portfolios reflect changes in market yields. The greater and faster the rise in interest rates, the more the earned rates will tend to lag behind market rates.

Other Risks. MLOA's future sales of life insurance and annuity products are dependent on numerous factors including: implementation of AXA Financial's integration strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of MLOA; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

In addition, the nature and extent of competition and the markets for products sold by MLOA may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2003 Form 10-K.

The profitability of MLOA depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives, including those anticipated from the integration of the businesses of AXA Financial and MLOA; secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity products; MLOA's mortality, morbidity, persistency and claims experience; margins between investment results from MLOA's General Account investment assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and other guaranteed features, the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC and VOBA amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism. With regard to terrorism generally, in August 2004, the Federal government announced a heightened threat level for financial institutions.

Recoverability of VOBA and DAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of MLOA's General Account investment assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments that have created, and in the future may create, significant volatility in investment income.

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

Technology and Information Systems. Information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner. These systems are maintained to provide customer privacy and are tested to ensure the viability of business resumption plans. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse effect on MLOA's results of operations and, ultimately, its ability to achieve its strategic goals.

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. MLOA, like other life insurers, is involved in such litigation and MLOA's results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcome in such litigations as well as in other material litigations pending against MLOA. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies, including, among others, state insurance departments and state securities agencies, could result in adverse publicity, sanctions and fines. In the last year, MLOA has received various requests for information and documents from the SEC and NASD. The requests have sought information relating to, among other things, supervisory issues, valuation, suitablility, replacements and exchanges of variable life insurance and annuities, "networking arrangements" and related matters. Each of the requests has been or is being responded to, including through the provision of requested documents. At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. For further information, see "Business - Regulation" and "Legal Proceedings" contained in the 2003 Form 10-K.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on MLOA's statements of earnings and shareholder's equity. See Note 3 of Notes to Financial Statements in the 2003 Form 10-K for pronouncements issued but not effective at December 31, 2003 as well as Note 3 of Notes to Financial Statements contained herein.

Regulation. The businesses conducted by MLOA are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of MLOA are subject to the supervision of the insurance regulators of each of the 49 states (not including New York), the District of Columbia and Puerto Rico. See "Business - Regulation" contained in the 2003 Form 10-K.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4:  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, there has been no change in the Company's internal control over financial reporting that occurred during third quarter 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      In connection with the continuing integration process associated with AXA Financial's recent acquisition of the MONY Group, management has enhanced, and continues to enhance, the overall internal control environment of MLOA by implementing new procedures and controls, including increasing and re-allocating staffing in the accounting department, instituting additional account reconciliations and upgrading the investment accounting computer systems.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

      See Note 6 of Notes to Financial Statements contained herein. Except as disclosed in Note 6 of Notes to Financial Statements contained herein, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2003 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                     None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                     None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.        OTHER INFORMATION

                     None

ITEM 6.        EXHIBITS

                     Number                       Description
                     ------  ---------------------------------------------------

                      31.1 Section 302 Certification made by the Registrant's Chief Executive Officer

                      31.2 Section 302 Certification made by the Registrant's Chief Financial Officer

                      32.1 Section 906 Certification made by the Registrant's Chief Executive Officer

                      32.2 Section 906 Certification made by the Registrant's Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004         MONY LIFE INSURANCE COMPANY OF AMERICA

                                By:    /S/   STANLEY B. TULIN
                                   --------------------------------------------
                                   Name:    Stanley B. Tulin
                                   Title:   Vice Chairman of the Board and
                                            Chief Financial Officer


Date: November 12, 2004         By:    /S/    ALVIN H. FENICHEL
                                   --------------------------------------------
                                   Name:    Alvin H. Fenichel
                                   Title:   Senior Vice President and Controller