Form 10-K
period 2004-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2005-03-31
CIK 835357

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

No voting or non-voting common equity of the Registrant is held by non-affiliates of the Registrant as of June 30, 2004. Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

As of March 30, 2005, 2,500,000 shares of the Registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the Reduced Disclosure Format.

================================================================================

                                TABLE OF CONTENTS


                                                                                                                              PAGE

PART I

Item 1:     Business .......................................................................................................   1-1
            Overview .......................................................................................................   1-1
            Recent Events ..................................................................................................   1-1
            Products .......................................................................................................   1-1
            General Account Investment Portfolio ...........................................................................   1-3
            Competition ....................................................................................................   1-3
            Regulation .....................................................................................................   1-3
            Employees ......................................................................................................   1-5
            Parent Company .................................................................................................   1-5
            Other Information ..............................................................................................   1-5
Item 2:     Properties .....................................................................................................   2-1
Item 3:     Legal Proceedings ..............................................................................................   3-1
Item 4:     Submission of Matters to a Vote of Security Holders* ...........................................................   4-1

PART II

Item 5:     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ...   5-1
Item 6:     Selected Financial Data* .......................................................................................   6-1
Item 7:     Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management Narrative") .   7-1
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .....................................................  7A-1
Item 8.     Financial Statements and Supplementary Data ....................................................................  FS-1
Item 9.     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure ...........................   9-1
Item 9A.    Controls and Procedures ........................................................................................  9A-1
Item 9B.    Other Information ..............................................................................................  9B-1

PART III

Item 10.    Directors and Executive Officers of the Registrant* ............................................................  10-1
Item 11.    Executive Compensation* ........................................................................................  11-1
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters* ................  12-1
Item 13:    Certain Relationships and Related Transactions* ................................................................  13-1
Item 14:    Principal Accounting Fees and Services .........................................................................  14-1

PART IV

Item 15:    Exhibits and Financial Statement Schedules .....................................................................  15-1

Signatures .................................................................................................................   S-1
Index to Exhibits ..........................................................................................................   E-1

----------
*Omitted pursuant to General Instruction I to Form 10-K

                                     PART I

PART I, ITEM 1.

                                   BUSINESS(1)

OVERVIEW

MONY Life Insurance Company of America ("MLOA") is an Arizona stock life insurance company and a wholly owned subsidiary of MONY Life. MLOA's primary business is to provide life insurance and annuity products to both individuals and businesses. MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico. As of December 31, 2004, MLOA had approximately 280,000 insurance policies and contracts in force.

MONY Life is a wholly owned subsidiary of AXA Financial, Inc. (the "Holding Company") and the Holding Company is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

RECENT EVENTS

On July 8, 2004, the Holding Company completed its acquisition of MONY (the "MONY Acquisition"). For additional information regarding the MONY Acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Financial Statements.

PRODUCTS

Prior to the MONY Acquisition, MLOA offered a broad portfolio of life insurance products consisting primarily of variable universal life insurance ("VUL") and universal life insurance (including group universal life insurance). In addition, MLOA has offered whole life and a variety of term life insurance products. MLOA has also offered a variety of annuity products, such as flexible premium variable annuities, flexible premium deferred annuities and single premium immediate annuities. For additional information regarding certain features of MLOA's variable annuity products, see Note 8 of Notes to Financial Statements.

Variable life and variable annuity contractholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts. Since the merger in 2004 of two MONY affiliated mutual fund families into EQ Advisors Trust ("EQAT"), the investment options available to MLOA's variable life and variable annuity contractholders are comprised of EQAT's proprietary fund family and various non-proprietary fund families. MLOA's variable life insurance contracts have as many as 81 investment options and MLOA's variable annuity contracts have as many as 68 investment options. Depending on the investment options available under the specific contract, variable contractholders may allocate their funds among a wide variety of these investment options.

In connection with the MONY Acquisition, management continues to evaluate the products sold by MLOA as part of an overall review of insurance products offered by AXA Equitable and the Holding Company's other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial. This evaluation has resulted in the recent discontinuation of new sales of certain insurance and annuity products offered by MLOA, including all non-variable universal life products, all single premium immediate annuity products and most variable annuity products. It is contemplated that new sales of certain other life insurance and annuity products offered by MLOA will be discontinued during 2005 and possibly thereafter. Since this review of products is ongoing, and since future decisions with regard to product development depend on factors and considerations not yet known, management is unable to predict the extent to which, if at all, MLOA will continue to issue significant amounts of new business.

-------------------
(1) As used in this  Form  10-K,  the term  "AXA  Financial"  refers to AXA
Financial, Inc., a Delaware corporation incorporated in 1991 and its consolidated subsidiaries, including AXA Equitable Life Insurance Company ("AXA Equitable"). The term "MONY" refers to The MONY Group Inc., a Delaware corporation acquired by the Holding Company on July 8, 2004, that merged with and into the Holding Company on July 22, 2004, and the term "MONY Companies" means MONY Life Insurance Company ("MONY Life"), MLOA, Advest, Inc. ("Advest"), U.S. Financial Life Insurance Company ("USFL")and the other subsidiaries of MONY acquired by AXA Financial in the MONY Acquisition. The term "Separate Accounts" refers to the separate account investment assets of MLOA excluding the assets held in those separate accounts on which MLOA bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with MLOA's continuing operations.

                                      1-1

DISTRIBUTION

Retail distribution of MLOA's insurance products is accomplished principally through MONY Life financial professionals. As of December 31, 2004, MONY Life had approximately 920 financial professionals. MONY Life financial professionals receive sales compensation based on a percentage of the premiums paid on each product they sell. The percentage paid to MONY Life financial professionals is directly linked to their production levels. MONY Life financial professionals who sell variable products are also registered representatives of MONY Securities Corporation, MLOA's broker-dealer affiliate.

MLOA also distributes its products on a wholesale basis, principally through MONY Life's MONY Partners division, to third-party broker-dealers and insurance brokerage general agencies.

MLOA's products are also distributed by financial professionals associated with Advest and AXA Network, LLC ("AXA Network"), both of which are subsidiaries of the Holding Company. Financial professionals of AXA Network who sell variable products are also registered representatives of AXA Advisors, LLC ("AXA Advisors"), a broker-dealer subsidiary of the Holding Company.

During the second quarter of 2005, MONY Life financial professionals are expected to become financial professionals of AXA Network and AXA Advisors. In addition, AXA Distributors, LLC, an AXA Financial broker-dealer and insurance agency, is also expected to replace MONY Partners as the wholesale distributor of insurance products of MLOA during the second quarter of 2005.

REINSURANCE

Prior to the MONY Acquisition, MLOA maintained a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. These reinsurance arrangements obligated the reinsurer to pay a portion of any death claims in excess of the amount retained by MLOA in exchange for an agreed-upon premium. Prior to the MONY Acquisition, MLOA's general practice was to retain no more than of $4 million on single-life policies and $6 million on second-to-die policies.

Following the MONY Acquisition, MLOA has continued to reinsure most of its new variable life, universal life and term life policies on an excess of retention basis, retaining up to a maximum of $4 million on single-life policies and $6 million on second-to-die policies. For amounts in excess of those limits, reinsurance is now ceded to AXA Equitable up to a maximum of $15 million on single-life policies and $20 million on second-to-die policies. For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is sought. A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations. MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. MLOA is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 4.3% of the total policy life reserves of MLOA (including Separate Accounts).

MLOA also continues to reinsure a percentage of its exposure on variable annuity products that offer guaranteed minimum income benefit ("GMIB") features and/or guaranteed minimum death benefit ("GMDB") features. At December 31, 2004, MLOA had fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 10% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2004. Prior to the MONY Acquisition, MLOA had ceded a greater portion of its GMDB exposure.

For additional information about reinsurance strategies implemented by MLOA, see
Note 12 of Notes to Financial Statements.

In addition, MLOA has entered into certain arrangements with USFL, an affiliated insurance company, whereby MLOA has provided reinsurance to USFL. In December 2004, USFL recaptured all of the term life policies in force at that time that had previously been assumed by MLOA under a modified coinsurance ("MODCO") agreement. USFL's MODCO reinsurance arrangements remain in effect for universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General", "- Liquidity and Capital Resources" and
Note 11 of Notes to Financial Statements. Other than in respect of the MODCO agreement with USFL, MLOA does not assume reinsurance from any other insurance company.

                                      1-2

GENERAL ACCOUNT INVESTMENT PORTFOLIO

GENERAL. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2004:

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)
                     --------------------------------------

                                                   AMOUNT         % OF TOTAL
                                               ------------      -------------

 Fixed maturities (2)...................       $    1,891.1              72.3%
 Mortgages..............................              373.2              14.3
 Equity real estate.....................                1.5               0.1
 Other equity investments...............               57.7               2.2
 Policy loans...........................               93.0               3.5
 Cash and short-term investments (3)....              199.4               7.6
                                               ------------      -------------
 Total..................................       $    2,615.9             100.0%
                                               ============      =============

---------------------
(1) Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) Excludes net unrealized gains of $36.1 million on fixed maturities classified as available for sale. Fixed maturities includes approximately $133.6 million, net amortized cost of below investment grade securities.
(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the balance sheet.

As part of MLOA's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of assets that determines whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

COMPETITION

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products that have been provided by MLOA. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting MLOA's business are price, financial and claims-paying ratings; size, strength, professionalism and objectivity of the sales force; product quality, range and features/functionality; crediting rates on fixed products; visibility and brand recognition in the marketplace; and reputation and quality of service.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 30, 2005 the financial strength or claims-paying rating of MLOA was "A+" from Standard & Poor's Corporation (5th highest of 20 ratings; with stable outlook), "Aa3" from Moody's Investors Service (4th highest of 22 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook).



REGULATION

STATE SUPERVISION. MLOA is licensed to transact insurance business in all states other than New York and is subject to extensive regulation and supervision by insurance regulators in these states and the District of Columbia and Puerto Rico. MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. MLOA is required to file detailed annual financial statements, prepared on a statutory accounting


                                      1-3
basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of MLOA and may make occasional requests for particular information from MLOA. Recently, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For example, certain attorneys general and insurance commissioners have requested information from insurance companies regarding collusive bidding and revenue sharing practices and practices associated with replacements and exchanges of life insurance and annuities. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Risk Considerations."

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance. In 2004, MLOA did not make any shareholder dividend payments.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect MLOA. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. Recently, legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and could have a positive impact on funding levels of tax qualified retirement products. In 2003, reductions in income tax rates on long-term capital gains and qualifying corporate dividends were enacted which could adversely impact the relative attractiveness of cash value life insurance and annuity products (and may adversely impact the sales of such products) relative to other investment alternatives which may qualify for these lower rates. While set to expire, there are proposals to extend or make such reduced rates permanent. Other provisions of recently enacted and proposed legislation and Treasury regulations relate to the business use of life insurance, split-dollar arrangements, creation of new tax favored savings accounts and modifications to nonqualified deferred compensation plans and qualified plan rules. These provisions could adversely affect the sale of life insurance to businesses, as well as the attractiveness of qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals such as Social Security reform or comprehensive overhaul of the Federal tax law (whether in response to recommendations of a Presidential Advisory Panel on Federal Tax Reform or otherwise), which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.

SECURITIES LAWS. MLOA and certain policies and contracts offered by MLOA are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of MLOA's operations, and from time to time makes requests for particular information from MLOA. The SEC and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings which may result in censure, fines, the issuance of cease-and-desist orders or other sanctions.

MLOA is also registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment advisory activities of MLOA are subject to various Federal and state laws and regulations. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

Sales of variable insurance and annuity products are regulated by the SEC and the National Association of Securities Dealers (the "NASD"). Currently, the SEC, the NASD and other regulators are investigating certain sales practices involving certain sales of variable annuities and transactions in which an existing variable annuity is replaced by, or exchanged for, a new variable annuity.


                                      1-4

Certain Separate Accounts of MLOA are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by MLOA are also registered under the Securities Act of 1933, as amended.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Considerations".

PRIVACY OF CUSTOMER INFORMATION.

Federal and state law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection, disclosure and protection of customer information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

EMPLOYEES

MLOA has no employees. MLOA has service agreements with affiliates pursuant to which MLOA is provided services necessary to operate its business. For additional information, see Note 11 of Notes to Financial Statements.

PARENT COMPANY

AXA, the ultimate parent company of MLOA, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is the largest French insurance group and one of the largest insurance groups in the world. AXA operates primarily in Western Europe, North America, and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to MLOA.

OTHER INFORMATION

All of MLOA's officers, including its chief executive officer, chief financial officer and controller, are subject to the Policy Statement on Ethics (the "Code"), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on the Holding Company's website at www.axa-financial.com. MLOA intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and controller by posting such information on the Holding Company's website at the above address.


                                      1-5

PART I, ITEM 2.

                                   PROPERTIES

AXA Equitable leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as the Holding Company's, AXA Equitable's, MONY Life's and MLOA's headquarters. Management believes this facility is adequate for its present needs in all material respects.




                                      2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 15 of Notes to Registrant's Financial Statements for the year ended December 31, 2004 (Part II, Item 8 of this report) are incorporated herein by reference.





                                       3-1

PART I, ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Omitted pursuant to General Instruction I to Form 10-K.






                                       4-1

PART II, ITEM 5.

                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA's outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities. In 2004, MLOA did not pay any shareholder dividends. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.




                                       5-1

PART II, ITEM 6.

                             SELECTED FINANCIAL DATA

             Omitted pursuant to General Instruction I to Form 10-K.






                                       6-1

PART II, ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IS OMITTED PURSUANT TO GENERAL INSTRUCTION I (2)(A) OF FORM 10-K. THE MANAGEMENT NARRATIVE FOR MLOA THAT FOLLOWS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES AND INFORMATION DISCUSSED UNDER FORWARD-LOOKING STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-K.

GENERAL

On July 8, 2004, the acquisition of MONY by the Holding Company was completed and, under the terms of the related merger agreement, the Holding Company paid or made provisions to pay MONY shareholders approximately $1.5 billion in cash, representing $31.00 for each share of MONY's common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share. The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with the acquisition, MLOA adjusted the cost basis of its assets and liabilities to fair value on the acquisition date (the "Purchase Adjustments"). AXA Financial is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus the allocation of the purchase price is subject to refinement.

MLOA has a modified co-insurance ("MODCO") agreement with USFL, an affiliate, whereby MLOA had reinsured 90% of all level term life insurance policies written by USFL after January 1, 1999 and all term life and universal life insurance policies written by USFL after January 1, 2000. During third and fourth quarters 2004, MLOA experienced declines in statutory surplus caused by first year statutory business strain and the establishment of additional liabilities for statutory purposes on level term business written by USFL due to updated mortality assumptions.

In order to strengthen the statutory surplus position of MLOA, AXA Financial completed the following transactions in December 2004:

      o USFL recaptured all of the term life policies in force as of December 31, 2004 that had previously been assumed by MLOA under the MODCO agreement, which resulted in the recognition by MLOA in 2004 of a $9.0 million pre-tax gain. The MODCO reinsurance arrangement remainsin effect for the universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005.

      o MONY Life contributed 1.2 million units (the "Alliance Units") of Alliance Capital Management L.P. ("Alliance Capital"), an affiliate, which it had received from AXA Financial, to MLOA, increasing MLOA's statutory surplus by $37.2 million.

In connection with the MONY Acquisition, management continues to evaluate the products sold by MLOA as part of an overall review of products offered by AXA Equitable and its other affiliates with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial. This evaluation has resulted in the recent discontinuation of new sales of certain insurance and annuity products offered by MLOA, including all non-variable universal life products, all single premium immediate annuity products and most variable annuity products. It is contemplated that new sales of certain other life insurance and annuity products offered by MLOA will be discontinued during 2005 and possibly thereafter. Since this review of products is ongoing, and since future decisions with regard to product development depend on factors and considerations not yet known, management is unable to predict the extent to which, if at all, MLOA will continue to issue meaningful amounts of new business.

The earnings narrative that follows discusses the results for 2004 compared to the 2003 results.







RESULTS OF OPERATIONS

The acquisition of MONY by the Holding Company on July 8, 2004, resulted in a new basis of accounting for the successor period beginning July 1, 2004. Information relating to all predecessor periods prior to completion of the acquisition is presented using MLOA's historical basis of accounting. For accounting purposes (due to convenience and immateriality of the results of the MONY Companies from July 1 through July 8), the Holding Company has consolidated the MONY Companies and reflected its results from July 1, 2004 in its consolidated Statements of Earnings and consolidated Cash Flows. MLOA's activity for the period from July 1, 2004 through July 8, 2004 is therefore included in the successor period and excluded from the predecessor period. To assist in the comparability of MLOA's financial results and discussions, results of operations for the year ended December 31, 2004 include results for six months of the Predecessor and six months of the Successor and are designated as "combined", as follows:





                                       7-1

                                                                       Six Months      Six Months     Twelve Months        Year
                                                                         Ended           Ended           Ended             Ended
                                                                        June 30,       December 31,    December 31,    December 31,
                                                                          2004            2004             2004            2003
                                                                      ------------    ------------     ------------    ------------
                                                                     (PREDECESSOR)     (SUCCESSOR)      (COMBINED)    (PREDECESSOR)
                                                                                              (IN MILLIONS)

REVENUES:
Universal life and investment-type product policy fee income........  $      82.7     $      80.8      $     163.5     $     166.2
Premiums............................................................         77.4            85.0            162.4           141.0
Net investment income...............................................         64.3            62.8            127.1           118.5
Investment (losses) gains, net......................................         (0.7)           (4.6)            (5.3)           11.8
Other income........................................................          7.4            26.7             34.1            17.2
                                                                      -----------     -----------      -----------     -----------
                                                                            231.1           250.7            481.8           454.7
                                                                      -----------     -----------      -----------     -----------
BENEFITS AND EXPENSES:
Policyholders' benefits.............................................         80.8            91.2            172.0           156.8
Interest credited to policyholders' account balances................         54.1            50.0            104.1            91.5
Commissions.........................................................         37.5            29.6             67.1            73.0
Amortization of deferred policy acquisition costs...................         34.7             5.7             40.4            55.2
Capitalization of deferred policy acquisition costs ................        (93.8)          (87.5)          (181.3)         (193.7)
Amortization of value of business acquired..........................         --              16.7             16.7            --
Other operating costs and expenses..................................        143.1           106.1            249.2           240.7
                                                                      -----------     -----------      -----------     -----------
                                                                            256.4           211.8            468.2           423.5
                                                                      -----------     -----------      -----------     -----------
(Loss)/earnings from continuing operations before income taxes......        (25.3)           38.9             13.6            31.2
Income tax benefit/(expense)........................................         10.5           (12.4)            (1.9)           (4.9)
                                                                      -----------     -----------      -----------     -----------
Net (loss)/earnings from continuing operations......................        (14.8)           26.5             11.7            26.3
Loss from real estate to be disposed of, net of taxes...............          --              --               --             (0.1)
Cumulative effect on prior periods of the adoption of SOP 03-1, net
   of taxes.........................................................          3.8             --               3.8             --
                                                                      -----------     -----------      -----------     -----------
Net (Loss)/Earnings.................................................  $     (11.0)    $      26.5     $       15.5     $      26.2
                                                                      ===========     ===========      ===========     ===========

COMBINED TWELVE MONTHS OF DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Earnings before income taxes and cumulative effect of a change in accounting principle for the January 1, 2004 adoption of SOP 03-1 were $13.6 million for the combined twelve months of 2004, a decrease of $17.6 million from earnings before income taxes of $31.2 million for 2003. Net earnings for MLOA totaled $15.5 million for the combined twelve months of 2004, down from $26.2 million for 2003. In first quarter 2004, MLOA recorded earnings of $3.8 million (net of related income taxes of $2.1 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. For further information see "Accounting Changes" in Note 3 of Notes to Financial Statements.

REVENUES. Total revenues for the combined twelve months of 2004 increased $27.1 million as compared to 2003.

Universal life and investment type policy fee income was $163.5 million, $2.7 million lower than in 2003, principally due to adjustments in the predecessor period related to prior quarters' calculations of reinsurance reserve credits partially offset by increased Flexible Premium Variable Annuity ("FPVA") fees. Premiums totaled $162.4 million for the combined twelve months of 2004, a $21.4 million increase from the prior year, principally due to an increase in premiums assumed under the MODCO agreement with USFL attributable to growth in USFL's in-force block of business.

Net investment income was $127.1 million, $8.6 million higher than in 2003. The increase was principally due to increased income on fixed maturities and mortgage loans on real estate as a result of higher average fixed maturities asset balances and a decrease in investment related expenses attributable to cost reductions associated with AXA Financial's integration of the MONY Companies.

Investment losses, net were $5.3 million in the combined twelve months of 2004 compared to net gains of $11.8 million in 2003. The net losses in the combined twelve months of 2004 were principally due to impairments on fixed maturities of $5.1 million. The net gains in 2003 were principally attributable to bond and mortgage prepayments.

There was a $16.9 million increase in other income to $34.1 million in the combined twelve months of 2004 from $17.2 million in 2003. The increase was principally attributable to the impact of the $9.0 million gain recognized on the recapture of the reinsurance agreement with USFL, higher reinsurance expense allowances recognized under a new reinsurance treaty


                                      7-2
entered into on January 1, 2004 and an insurance recovery recorded in first quarter 2004, partially offset by a $2.2 million decrease in the gain on the embedded derivative related to the reinsurance agreement with USFL.

BENEFITS AND OTHER DEDUCTIONS. Total benefits and other deductions for the combined twelve months of 2004 increased $44.7 million to $468.2 million from $423.5 million in 2003.

Policyholders' benefits increased $15.2 million to $172.0 million in the combined twelve months of 2004, resulting principally from an increase in assumed benefits under the MODCO treaty with USFL offset by a decrease in the change in reserves due to reduced sales of certain annuity products and better mortality experience.

The $12.6 million increase in interest credited to policyholders' account balances to $104.1 million for the combined twelve months of 2004 was principally due to growth in the Variable Universal Life ("VUL"), Corporate Sponsored Variable Universal Life ("CSVUL") and Flexible Premium Deferred Annuity ("FPDA") product lines primarily in the predecessor period, and adjustments in the predecessor period related to prior quarters' calculations of interest credited on certain life insurance and annuity products.

Commissions decreased $5.9 million during the combined twelve months of 2004 to $67.1 million principally due to a decrease in sales of life insurance and annuity products in the successor period as certain products offered by MLOA are substituted by AXA Financial's products.

Amortization of deferred policy acquisition costs ("DAC") decreased $14.8 million to $40.4 million for the combined twelve months of 2004 due principally to the impact of new basis accounting in the successor period offset by increased amortization on life insurance and annuity products in the predecessor period as a result of lower amortization in the first six months of 2003 due to the unlocking impact from the recognition of higher expected future margins driven by higher fees related to variable annuity contracts.

Amortization of value of business acquired ("VOBA") resulting from the new purchase accounting basis in the successor period was $16.7 million. VOBA, which is established in accordance with business combination purchase accounting guidance, is based on the present value of future profits embedded in the acquired contracts. VOBA is determined by estimating the net present value of future cash flows expected to result from contracts in force at the date of the transaction. VOBA will be amortized over the expected life of the contracts (approximately 10-30 years). VOBA is subject to loss recognition testing at the end of each accounting period according to the type of contract involved using the methods described below as applicable.

DAC and VOBA for universal life and investment-type policies are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. Estimates and assumptions underlying these DAC and VOBA amortization rates are reassessed and updated at the end of each reporting period ("DAC and VOBA unlocking"). The effect of DAC and VOBA unlocking is reflected in earnings in the period such estimated gross profits are revised. A decrease in expected gross profits would accelerate DAC and VOBA amortization. Conversely, an increase in expected gross profits would slow down DAC and VOBA amortization.

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges. Based on historical and anticipated future experience other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spreads. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC and VOBA on these products relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.90% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.65% net of product weighted average Separate Account fees) and 0% (-2.35% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 9% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2004, current projections of future average gross market returns assume a 2.3% return for 2005 which is within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after 1.5 years.



                                      7-3

In addition, projections of future mortality assumptions related to variable and interest-sensitive life products are based on a long-term average of actual experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC and VOBA amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC and VOBA amortization. Generally, life mortality experience has been improving in recent years.

DAC capitalization of $181.3 million for the combined twelve months of 2004 decreased $12.4 million, from $193.7 million in 2003, due to a decrease in commissions and deferrable operating expenses in the successor period.

Other operating costs and expenses totaled $249.2 million for the combined twelve months of 2004, an increase of $8.5 million from $240.7 million in 2003. The increase was principally due to an increase in expenses related to services rendered by MONY Life on MLOA's behalf (primarily salaries, incentive compensation and rent) during the predecessor period, partially offset by a decrease in the successor period attributable to cost reductions associated with AXA Financial's integration of the MONY Companies.

FEDERAL INCOME TAXES. Federal income tax expense totaled $1.9 million for the combined twelve months of 2004 as compared to the $4.9 million reported in 2003. The 2004 tax decrease resulted principally from the tax benefit recorded on the loss in the 2004 predecessor period partially offset by increased earnings in the successor period. See Note 9 of Notes to Financial Statements for details of the sources of the differences between the statutory federal income tax rate of 35.0% and MLOA's effective tax rate.

PREMIUMS AND DEPOSITS. Total premiums and deposits for insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for the combined twelve months of 2004 decreased from prior year levels by $181.4 million to $772.4 million. The decrease was principally attributable to a decrease in new sales of certain insurance and annuity products issued by MLOA as a result of certain products offered by AXA Financial being substituted for similar products previously offered by MLOA. Sales of annuities in the combined twelve months of 2004 totaled $279.9 million, a 38.8% decrease from the prior year, as a result of the decrease in MLOA's product sales during the successor period and lower fixed annuity sales reflecting the lower interest rate environment.

SURRENDERS AND WITHDRAWALS. When totals for the combined twelve months of 2004 are compared to the prior year, surrenders and withdrawals increased from $402.9 million to $486.1 million with respective increases of $63.2 million and $20.4 million reported for individual annuities and variable and interest-sensitive life products offset by a $0.4 million decrease reported for traditional life insurance products. The annualized annuities surrender rate increased to 11.9% in the 2004 combined period from 11.4% in 2003, while the individual life surrender rates showed an increase to 3.55% from 2.99%. The dollar increase in annuity surrenders resulted from higher account balances driven by market appreciation and positive net cash flows. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience. The increase in surrenders and withdrawals on life products was substantially related to a large COLI surrender.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of MLOA's cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities, sales of General Account Investment Assets and capital contributions from MONY Life.

MLOA's liquidity requirements principally relate to the liabilities associated with its various life insurance and annuity products and operating expenses, including debt service on its note payable to an affiliate. MLOA's liabilities include the payment of benefits under life insurance and annuity products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

SOURCES OF LIQUIDITY. MLOA's primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2004, this asset pool included an aggregate of $198.0 million in highly liquid short-term investments, as compared to $159.0 million at December 31, 2003. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA's liquidity needs.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy MLOA's liquidity needs.

During third and fourth quarters 2004, MLOA experienced declines in statutory surplus caused by first year statutory business strain and the establishment of additional liabilities for statutory purposes on level term business written by USFL due to updated mortality assumptions. In order to strengthen the statutory surplus position of MLOA, AXA Financial completed the following transactions in December 2004:


                                      7-4

        o USFL recaptured all of the term life policies in force as of December 31, 2004 that had previously been assumed by MLOA under the MODCO agreement, which resulted in a $62.8 million increase in MLOA's statutory surplus. The MODCO reinsurance arrangement remains in effect for the universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005.

        o MONY Life contributed 1.2 million units of Alliance Capital ("Alliance Units"), an affiliate, which it had received from AXA Financial, to MLOA, increasing MLOA's statutory surplus by $37.2 million.

In 2003, MLOA received cash contributions from MONY Life of $100.0 million to support its statutory capital and surplus.

Management is reviewing on an ongoing basis the extent to which MLOA will continue to offer new life insurance and annuity products. It is currently anticipated that the number of products offered by MLOA and the volume of product sales will decline over time as MLOA's products are substituted by AXA Financial products with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial.

SUPPLEMENTARY INFORMATION

At December 31, 2004, MLOA had a $36.8 million, 6.8% note payable outstanding with MONY Benefits Management Corp. ("MBMC"), an affiliate. Principal and interest are payable quarterly to MBMC.

A schedule of future payments under certain of MLOA's contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2004
                                  (IN MILLIONS)

                                                                     PAYMENTS DUE BY PERIOD
                                                      -----------------------------------------------------
                                                              LESS THAN                              OVER
                                                      TOTAL     1 YEAR      1-3 YEARS   4-5 YEARS   5 YEARS
                                                      -----   ---------     ----------  ---------   -------
Note payable to affiliate (1)......................   $49.8    $ 5.4         $ 16.2      $ 10.8      $17.4

--------------
(1) Reflects aggregate contractual debt service payments on the note payable to an affiliate. The aggregate maturities of the note payable to an affiliate based on required remaining principal payments for each of the next five years are $3.0 million for 2005, $3.2 million for 2006, $3.4 million for 2007, $3.6 million for 2008, $3.9 million for 2009 and $19.7 million thereafter. The table assumes that the note payable is held to maturity.

MLOA also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments depends upon such factors as the mortality and persistency of its customer base.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2004 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages. Information on these contingent commitments can be found in Notes 11, 13 and 15 of Notes to Financial Statements.

Further, MLOA is exposed to potential risk related to its own ceded reinsurance agreements with other insurers and to insurance guaranty fund laws in 49 states (not including New York), the District of Columbia and Puerto Rico. Under these laws, insurers doing business in these states can be assessed amounts up to prescribed limits to protect policyholders of companies that become impaired or insolvent.

CRITICAL ACCOUNTING ESTIMATES

MLOA's management narrative is based upon MLOA's financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, MLOA evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits, and pension cost. MLOA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.


                                      7-5

MLOA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

INVESTMENTS - MLOA records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Identifying those situations requires management's careful consideration of the facts and circumstances, including but not limited to the duration and extent to which the fair value has been depressed, the financial position, cash flows, and near-term earnings potential of the issuer, as well as MLOA's ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value. The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

RECOGNITION OF INSURANCE INCOME AND RELATED EXPENSES - Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on universal life and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization of policy acquisition costs. Secular trends and MLOA's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC AND VOBA - For universal life and investment-type contracts, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised. Additionally, the level of operating expenses that can be deferred is another significant factor in MLOA's reported profitability in any given period. VOBA was recorded in conjunction with the acquisition of MONY and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

FUTURE POLICY BENEFITS - Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses. Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates. Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses.

PENSION COST - Although MLOA has no employees, under service agreements with affiliated companies, MLOA pays for services provided on its behalf, including pension plan and other postretirement benefits (see Note 11 of Notes to Financial Statements). Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits. Each cost component is based on the affiliated companies' best estimate of long-term actuarial and investment return assumptions. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

PURCHASE ADJUSTMENTS - The determination of the purchase adjustments relating to investments reflects management's reliance on independent price quotes where available. Other purchase adjustments required significant management estimates and assumptions. The purchase adjustments related to VOBA and liabilities, including policyholder reserves, required management to exercise judgment to assess the value of these items. MLOA's purchase adjustments resulted in a revalued balance sheet, which may result in future earnings trends which differ significantly from historical trends.



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


                                      7-6

MARKET RISK. MLOA's businesses are subject to market risks arising from its insurance asset/liability management. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" contained herein and in Note 13 of Notes to Financial Statements.

Increased volatility of equity markets can impact MLOA's profitability. In addition to impacts on equity securities held in MLOA's General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB and other guaranteed features, sustained periods with declines in the value of underlying Separate Account investments would increase MLOA's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels.

Equity market volatility also may impact DAC and VOBA amortization on variable and universal life insurance contracts and variable annuities. To the extent that actual market trends, and reasonable expectations as to future performance drawn from those trends, lead to reductions in the investment return and/or other related estimates underlying the DAC and VOBA amortization rates, DAC and VOBA amortization could be accelerated. Volatile equity markets can also impact the level of contractholder surrender activity, which, in turn, can impact future profitability.

Interest rate fluctuations, equity price movements and changes in credit quality may also affect invested assets held in the qualified pension plan which could impact future pension plan costs charged to MLOA under its service agreements with affiliates pursuant to which personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.

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

Margins on interest-sensitive annuities and universal life insurance can be affected by interest rate fluctuations. In a declining interest rate environment, credited rates can generally be adjusted more quickly than the related invested asset portfolio is affected by declining reinvestment rates, tending to result in higher net interest margins on interest-sensitive products in the short term. However, under scenarios in which interest rates fall and remain at significantly lower levels, minimum guarantees on interest-sensitive annuities and universal life insurance (generally 3.0% to 6.0%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate and in some cases, potentially, to become negative.

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

OTHER RISKS. MLOA's future sales of life insurance and annuity products are dependent on numerous factors including: implementation of AXA Financial's integration strategy for MLOA, including the contemplated discontinuation of new sales of certain life insurance and annuity products offered by MLOA; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of MLOA; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

In addition, the nature and extent of competition and the markets for products sold by MLOA may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained herein.

The profitability of MLOA depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives, including those anticipated from the integration of the businesses of AXA Financial and MLOA; secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity products; MLOA's mortality, morbidity, persistency and claims experience; margins between investment results



                                      7-7
from MLOA's General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and other guaranteed features, the impact of related reinsurance and the effectiveness of any program management implements to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC and VOBA amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism. With regard to terrorism generally, in August 2004, the Federal government announced a heightened threat level for financial institutions.

Recoverability of DAC and VOBA is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of MLOA's General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments that have created, and in the future may create, significant volatility in investment income.

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

LEGAL ENVIRONMENT. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. MLOA, like other life insurers, is involved in such litigation and MLOA's results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcome in such litigations as well as in other material litigations pending against MLOA. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies, including, among others, state insurance departments and state securities agencies, could result in adverse publicity, sanctions and fines. In the last year, MLOA has provided information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide range of issues, including supervisory issues, valuation, suitability, replacements and exchanges of variable life insurance and annuities and related matters. At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanction could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings" contained herein.

FUTURE ACCOUNTING PRONOUNCEMENTS. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on MLOA's statements of operations and shareholder's equity. See Note 3 of Notes to Financial Statements for pronouncements issued but not effective at December 31, 2004.

REGULATION. The businesses conducted by MLOA are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of MLOA are subject to the supervision of the insurance regulators of each of the 49 states (not including New York), the District of Columbia and Puerto Rico. See "Business - Regulation" contained herein.



                                      7-8

PART II, ITEM 7A.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

MLOA's operations are subject to financial, market, political and economic risks, as well as to risks inherent in the business operations. The discussion that follows provides additional information on market risks arising from its insurance asset/liability management activities. Primary market risk exposure results from interest rate fluctuations and changes in credit quality.

MLOA's results of operations significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the "Investments" section of Note 3 of Notes to Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

MLOA's assets with interest rate risk include fixed maturities and mortgage loans that make up 93.8% of the carrying value of General Account Investment Assets at December 31, 2004. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2004 and 2003 would have on the fair value of fixed maturities and mortgage loans:


                                            DECEMBER 31, 2004             December 31, 2003
                                          -------------------------  --------------------------
                                                      BALANCE AFTER               Balance After
                                            FAIR       +100 BASE       Fair        +100 Base
                                            VALUE     POINT CHANGE     Value      Point Change
                                          ---------   -------------  ---------    --------------
                                                           ($ IN MILLIONS)
Fixed maturities......................    $ 1,927.2    $ 1,850.8     $ 1,734.0      $ 1,657.7
Mortgage loans on real estate.........        378.0        365.1         445.7          428.8
                                          ---------    ---------     ---------      ---------
      Total...........................    $ 2,305.2    $ 2,215.9     $ 2,179.7      $ 2,086.5
                                          =========    =========     =========      =========


A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

At years end 2004 and 2003, the aggregate carrying value of policyholders' liabilities were $2,492.7 million and $2,235.3 million, respectively, including $1,019.8 million and $855.9 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2004 and 2003 were $1,159.1 million and $1,043.2 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $1,291.1 million and $1,173.1 million, respectively. Those investment contracts represent only a portion of total policyholders' liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders' liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of MLOA's operations, including investment decisions, product development and determination of crediting rates. As part of the risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to MLOA with respect to interest rate movements of 100 basis points from year end 2004 levels.


                                      7A-1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm - Successor period....................................................  F-1
Report of Independent Registered Public Accounting Firm - Predecessor periods.................................................  F-1
Financial Statements:
     Balance Sheets, December 31, 2004 (Successor) and December 31, 2003 (Predecessor)........................................  F-2
     Statements of Operations, Six Months Ended December 31, 2004 (Successor), Six Months Ended June 30, 2004 (Predecessor),
        and Years Ended December 31, 2003 and 2002 (Predecessor)..............................................................  F-3
     Statements of Shareholder's Equity, Years Ended December 31, 2004, 2003 and 2002.........................................  F-4
     Statements of Cash Flows, Six Months Ended December 31, 2004 (Successor), Six Months Ended June 30, 2004 (Predecessor),
        and Years Ended December 31, 2003 and 2002 (Predecessor)..............................................................  F-5
     Notes to Financial Statements............................................................................................  F-7


Report of Independent Registered Public Accounting Firm on Financial Statement Schedules...................................... F-28
Financial Statement Schedules:
Schedule I - Summary of Investments - Other Than Investments in Related Parties, December 31, 2004............................ F-29
Schedule IV - Reinsurance, Six Months Ended December 31, 2004 (Successor), Six Months Ended June 30, 2004 (Predecessor), and
Years Ended December 31, 2003 and 2002 (Predecessor).......................................................................... F-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
MONY Life Insurance Company of America:

In our opinion, the accompanying balance sheet and the related statement of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (Successor Company) at December 31, 2004, and the results of its operations and its cash flows for the period from July 1, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MONY Life Insurance Company of America:

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (Predecessor Company) at December 31, 2003, and the results of its operations and its cash flows for the period from January 1, 2004 through June 30, 2004 and for each of the years in the two year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, in 2004 MONY Life Insurance Company of America changed its method of accounting for variable interest entities and certain nontraditional long-duration contracts and for Separate Accounts, in 2003 changed its method of accounting for embedded derivatives arising from the modified co-insurance arrangement and in 2002 changed its method of accounting for long-lived assets.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 31, 2005

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS

                                                                                                 DECEMBER 31,     DECEMBER 31,
                                                                                                     2004             2003
                                                                                                --------------   --------------
                                                                                                 (SUCCESSOR)     (PREDECESSOR)
                                                                                                        ( IN MILLIONS)
ASSETS
Investments:
   Fixed maturities available-for-sale, at estimated fair value.............................    $      1,927.2   $      1,734.0
   Mortgage loans on real estate............................................................             373.2            419.6
   Policy loans.............................................................................              93.0             86.1
   Real estate held for the production of income............................................               1.5              2.2
   Other invested assets....................................................................              57.7             16.7
                                                                                                --------------   --------------
          Total investments.................................................................           2,452.6          2,258.6
                                                                                                --------------   --------------
Cash and cash equivalents...................................................................             199.4            180.9
Accrued investment income...................................................................              27.8             29.5
Amounts due from reinsurers.................................................................              75.6             59.6
Deferred policy acquisition costs...........................................................              57.3            758.1
Value of business acquired..................................................................             354.8              --
Other assets................................................................................               6.6             12.2
Separate Accounts' assets...................................................................           3,732.2          3,504.0
                                                                                                --------------   --------------
TOTAL ASSETS   .............................................................................    $      6,906.3   $      6,802.9
                                                                                                ==============   ==============
LIABILITIES
Policyholders' account balances.............................................................    $      2,133.2   $      1,962.4
Future policy benefits......................................................................             320.4            186.6
Other policyholders' liabilities............................................................              39.1             86.3
Other liabilities...........................................................................              59.7            108.7
Note payable to affiliate...................................................................              36.8             39.6
Income taxes payable........................................................................              45.2           149.7
Separate Accounts' liabilities..............................................................           3,732.2          3,504.0
                                                                                                --------------   --------------
       Total liabilities....................................................................           6,366.6          6,037.3
                                                                                                --------------   --------------

Commitments and contingencies (Notes 10, 13, 14 and 15)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and
   outstanding..............................................................................               2.5              2.5
Capital in excess of par value..............................................................             495.8            599.7
Retained earnings...........................................................................              26.5            139.2
Accumulated other comprehensive income......................................................              14.9             24.2
                                                                                                --------------   --------------
       Total shareholder's equity...........................................................             539.7            765.6
                                                                                                --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................................    $      6,906.3   $      6,802.9
                                                                                                ==============   ==============



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF OPERATIONS

                                                                    SIX MONTHS       SIX MONTHS          YEAR            YEAR
                                                                       ENDED            ENDED           ENDED           ENDED
                                                                    DECEMBER 31,       JUNE 30,      DECEMBER 31,    DECEMBER 31,
                                                                        2004            2004             2003            2002
                                                                    ------------    ------------     ------------    ------------
                                                                    (SUCCESSOR)     (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
                                                                                            (IN MILLIONS)

REVENUES:
Universal life and investment-type product policy fee income...... $       80.8    $       82.7    $       166.2   $       153.8
Premiums..........................................................         85.0            77.4            141.0           100.6
Net investment income.............................................         62.8            64.3            118.5           107.5
Investment (losses) gains, net....................................         (4.6)           (0.7)            11.8           (10.2)
Other income......................................................         26.7             7.4             17.2             5.7
                                                                    -----------     -----------      -----------     -----------
                                                                          250.7           231.1            454.7           357.4
                                                                    -----------     -----------      -----------     -----------
BENEFITS AND EXPENSES:
Policyholders' benefits...........................................         91.2            80.8            156.8           127.8
Interest credited to policyholders' account balances..............         50.0            54.1             91.5            75.8
Commissions.......................................................         29.6            37.5             73.0            54.8
Amortization of deferred policy acquisition costs.................          5.7            34.7             55.2            81.8
Capitalization of deferred policy acquisition costs ..............        (87.5)          (93.8)          (193.7)         (172.6)
Amortization of value of business acquired........................         16.7             --               --              --
Other operating costs and expenses................................        106.1           143.1            240.7           214.9
                                                                    -----------     -----------      -----------     -----------
                                                                          211.8           256.4            423.5           382.5
                                                                    -----------     -----------      -----------     -----------
Earnings/(loss) from continuing operations
   before income taxes............................................         38.9           (25.3)            31.2           (25.1)
Income tax (expense)/benefit......................................        (12.4)           10.5             (4.9)            8.8
                                                                    -----------     -----------      -----------     -----------
Net earnings/(loss) from continuing operations....................         26.5           (14.8)            26.3           (16.3)
Loss from real estate to be disposed of, net of taxes.............          --              --              (0.1)           (0.8)
Cumulative effect on prior periods of the adoption of
   SOP 03-1, net of taxes.........................................          --              3.8              --              --
                                                                    -----------     -----------      -----------     -----------
Net Earnings/(Loss)...............................................  $      26.5     $     (11.0)     $      26.2     $     (17.1)
                                                                    ===========     ===========      ===========     ===========




                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                         ACCUMULATED
                                                                              CAPITAL                       OTHER         TOTAL
                                                                 COMMON      IN EXCESS      RETAINED    COMPREHENSIVE SHAREHOLDER'S
                                                                 STOCK         OF PAR       EARNINGS    INCOME/(LOSS)     EQUITY
                                                               -----------   -----------   -----------  ------------- -------------
                                                                                          (IN MILLIONS)
PREDECESSOR BALANCE, DECEMBER 31, 2001.....................    $       2.5   $     349.7   $     130.1    $       4.7   $     487.0
Capital contributions......................................                        150.0                                      150.0
Comprehensive income:
      Net loss.............................................                                      (17.1)                       (17.1)
      Other comprehensive income...........................                                                      20.0          20.0
                                                               -----------   -----------   ------------   -----------   -----------
            Comprehensive income...........................                                                                     2.9
                                                               -----------   -----------   ------------   -----------   -----------
PREDECESSOR BALANCE, DECEMBER 31, 2002.....................            2.5         499.7         113.0           24.7         639.9
Capital contributions......................................                        100.0                                      100.0
Comprehensive income:
      Net earnings.........................................                                       26.2                         26.2
      Other comprehensive loss.............................                                                      (0.5)         (0.5)
                                                               -----------   -----------   ------------   -----------   ------------
            Comprehensive income...........................                                                                    25.7
                                                               -----------   -----------   ------------   -----------   -----------
PREDECESSOR BALANCE, DECEMBER 31, 2003.....................            2.5         599.7         139.2           24.2         765.6
Comprehensive loss:

      Net loss.............................................                                      (11.0)                       (11.0)
      Other comprehensive loss.............................                                                     (11.4)        (11.4)
                                                               -----------   -----------   ------------   -----------   -----------
            Comprehensive loss.............................                                                                   (22.4)
                                                               -----------   -----------   ------------   -----------   -----------
PREDECESSOR BALANCE, JUNE 30, 2004.........................            2.5         599.7         128.2           12.8         743.2
Effect of push-down accounting of AXA Financial's purchase
   price on MLOA's net assets..............................            --         (153.0)       (128.2)         (12.8)       (294.0)
                                                               -----------   -----------   ------------   -----------   -----------
SUCCESSOR BALANCE, JULY 1, 2004............................            2.5         446.7           --             --          449.2
Capital contributions......................................                         49.1                                       49.1
Comprehensive income:
      Net earnings.........................................                                       26.5                         26.5
      Other comprehensive income...........................                                                      14.9          14.9
                                                               -----------   -----------   ------------   -----------   -----------
            Comprehensive income...........................                                                                    43.1
                                                               -----------   -----------   ------------   -----------   -----------
SUCCESSOR BALANCE, DECEMBER 31, 2004.......................    $       2.5   $     495.8   $       26.5   $      14.9   $     539.7
                                                               ===========   ===========   ============   ===========   ===========



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS      SIX MONTHS         YEAR            YEAR
                                                                         ENDED           ENDED           ENDED           ENDED
                                                                      DECEMBER 31,      JUNE 30,      DECEMBER 31,    DECEMBER 31,
                                                                          2004            2004            2003            2002
                                                                      ------------    ------------    ------------    ------------
                                                                      (SUCCESSOR)    (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
                                                                                             (IN MILLIONS)
Net earnings/(loss).................................................  $    26.5       $   (11.0)      $    26.2       $   (17.1)
   Adjustments to reconcile net earnings/(loss) to net cash
    used in operating activities:
     Interest credited to policyholders' account balances...........       46.6            50.5            84.5            72.5
     Universal life and investment-type product policy fee income...      (36.4)          (37.6)          (67.6)          (66.9)
     Change in accrued investment income............................       (3.0)            4.7            (1.7)           (5.5)
     Investment losses/(gains)......................................        4.6             0.7           (17.3)           10.2
     Change in deferred policy acquisition costs and VOBA...........      (63.8)          (60.8)         (138.5)          (90.8)
     Change in future policy benefits...............................       (6.3)           (2.7)            7.0            22.8
     Change in other policyholders liabilities......................        6.4            (1.5)           (2.8)           12.0
     Provision for depreciation and amortization....................        7.9             1.5             0.7            (2.0)
     Cumulative effect of the adoption of SOP 03-1..................        --             (5.9)            --              --
     Loss on discontinued real estate operations....................        --              --              0.1             1.2
     Loss on recapture from reinsurance.............................        6.7             --              --              --
     Other, net.....................................................      (36.8)           49.1            81.7            (8.5)
                                                                      ---------       ---------       ---------       ---------
Net cash used in operating activities...............................      (47.6)          (13.0)          (27.7)          (72.1)
                                                                      ---------       ---------       ---------       ---------
Cash flows from investing activities:
   Sales, maturities or repayments of:
      Fixed maturity securities.....................................      188.7           431.5           358.7           258.3
      Mortgage loans on real estate.................................       93.8            43.0            80.1            48.6
      Other invested assets.........................................        4.3             0.1             0.3             2.6
   Acquisitions of investments:
      Fixed maturity securities.....................................     (473.1)         (272.4)         (548.5)         (505.6)
      Mortgage loans on real estate.................................      (18.7)          (66.1)         (139.1)         (276.2)
      Other invested assets.........................................       (0.4)           (0.2)           (0.6)           (1.3)
      Policy loans, net.............................................       (3.9)           (3.0)           (6.3)           (8.2)
                                                                      ---------       ---------       ---------       ---------
Net cash (used in)/provided by investing activities.................     (209.3)          132.9          (255.4)         (481.8)
                                                                      ---------       ---------       ---------       ---------

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                       SIX MONTHS     SIX MONTHS         YEAR            YEAR
                                                                           ENDED         ENDED           ENDED           ENDED
                                                                       DECEMBER 31,     JUNE 30,      DECEMBER 31,    DECEMBER 31,
                                                                           2004          2004            2003            2002
                                                                       -----------   -------------   -------------   -------------
                                                                       (SUCCESSOR)   (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
                                                                                             (IN MILLIONS)
Cash flows from financing activities:
   Policyholders' account balances:
      Deposits.......................................................        241.2           433.7           872.2           876.8
      Withdrawals and transfers to Separate Accounts.................       (193.5)         (333.5)         (538.8)         (539.9)
   Proceeds of demand note payable to affiliate......................          --              --              --            121.0
   Repayment of demand note payable to affiliate.....................          --              --              --           (121.0)
   Repayment of note to affiliate....................................         (1.4)           (1.4)           (2.6)           (2.4)
   Proceeds received from recapture of reinsurance with USFL.........         10.4             --              --              --
   Capital contribution..............................................          --              --            100.0           150.0
                                                                       -----------   -------------   -------------   -------------
Net cash provided by financing activities............................         56.7            98.8           430.8           484.5
                                                                       -----------   -------------   -------------   -------------
Net (decrease)/increase in cash and cash equivalents.................       (200.2)          218.7           147.7           (69.4)
Cash and cash equivalents, beginning of period.......................        399.6           180.9            33.2           102.6
                                                                       -----------   -------------   -------------   -------------
Cash and Cash Equivalents, End of Period.............................  $     199.4   $       399.6   $       180.9   $        33.2
                                                                       ===========   =============   =============   =============
Supplemental cash flow information:

  Interest Paid......................................................  $       1.3   $         1.3   $         2.8   $         3.0
                                                                       ===========   =============   =============   =============
  Income Taxes Refunded..............................................  $     (48.2)  $         --    $       (27.4)  $       (36.9)
                                                                       ===========   =============   =============   =============
Schedule of non-cash financing activities:
  Capital contribution of Alliance units from MONY Life..............  $      49.1   $         --    $         --    $         --
                                                                       ===========   =============   =============   =============
  Transfer of bonds from USFL due to recapture of
   reinsurance with USFL (Note 11)...................................  $      84.6   $         --    $         --    $         --
                                                                       ===========   =============   =============   =============




                       See Notes to Financial Statements.
                                      F-6

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION

      MONY Life Insurance Company of America ("MLOA"), an Arizona stock life insurance company whose primary business is to provide life insurance and annuity products to both individuals and businesses, is a wholly-owned subsidiary of MONY Life Insurance Company ("MONY Life"). MONY Life is a wholly-owned subsidiary of MONY Holdings, LLC ("MONY Holdings"), which is a downstream holding company of AXA Financial, Inc. ("the Holding Company", which together with its consolidated subsidiaries is referred to herein as "AXA Financial").

2.    MERGER OF MONY WITH AXA FINANCIAL

      On July 8, 2004, the acquisition of The MONY Group Inc. ("MONY") by the Holding Company was completed and, under the terms of the related merger agreement, the Holding Company paid or made provisions to pay MONY shareholders approximately $1.5 billion in cash, representing $31.00 for each share of MONY's common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share.

      The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with the acquisition, MLOA adjusted the cost basis of its assets and liabilities to fair value on the acquisition date (the "Purchase Adjustments"). AXA Financial is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement. Revisions to the assessments of fair values for Value of Business Acquired ("VOBA"), policyholders reserves, deferred taxes and other assets and liabilities were made in the fourth quarter of 2004. The refinements to the fair values resulted in adjustments, recorded in the fourth quarter of 2004, consisting of changes from initially determined values as of July 1, 2004, as follows:

                                                          ADJUSTMENTS TO FAIR
                                                                 VALUE
                                                            AT JULY 1, 2004
                                                          INCREASE/(DECREASE)
                                                          ---------------------
                                                              (IN MILLIONS)

      ASSETS
      Fixed maturities...................................     $    (1.1)
      Amounts due from reinsurers........................           0.2
      VOBA...............................................         (18.6)
      Other assets.......................................           2.3
                                                              ------------
      TOTAL ASSETS.......................................     $   (17.2)
                                                              ------------

      LIABILITIES
      Future policy benefits and other policyholders'
      liabilities........................................     $    43.1
      Other liabilities..................................          (8.7)
      Income taxes payable...............................         (18.0)
                                                              ------------
      TOTAL LIABILITIES..................................          16.4
                                                              ------------
      DECREASE IN NET ASSETS.............................     $   (33.6)
                                                              ============


      References in these financial statements to "Predecessor" refer to MLOA prior to July 1, 2004. References to "Successor" refer to MLOA on and after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments. For accounting purposes (due to convenience and immateriality of the results of MONY and its subsidiaries from July 1 through July 8), the Holding Company has consolidated MONY and its subsidiaries and reflected its results from July 1, 2004 in its consolidated Statements of Earnings and consolidated Cash Flows. MLOA's activity for the period from July 1, 2004 through July 8, 2004 is therefore included in the Successor's statement of earnings and excluded from the Predecessor's statement of operations. The Predecessor's statement of operations is presented using MLOA's historical basis of accounting.

      The determination of the Purchase Adjustments relating to investments reflects management's reliance on independent price quotes where available. Other Purchase Adjustments required significant management estimates and assumptions. The Purchase Adjustments related to VOBA and liabilities, including policyholder reserves, required management to exercise judgment to assess the value of these items. MLOA's Purchase Adjustments resulted in a revalued balance sheet, which may result in future earnings trends which differ significantly from historical trends.
      MLOA does not anticipate any material impact on its liquidity, or its ability to pay policyholders claims, arising out of the purchase accounting process related to the merger.

3)    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION
      ---------------------

      The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.

      The terms "six months ended December 31, 2004" and "six months ended June 30, 2004" refer to the 2004 Successor and Predecessor periods, respectively. The terms "full year 2003" and "full year 2002" refer to the years ended December 31, 2003 and 2002, respectively.

      Prior to the acquisition of MONY by the Holding Company, MLOA recorded adjustments related to prior quarters' calculations of reinsurance reserve credits and interest credited on certain life insurance and annuity products. The effect of these adjustments was to increase the Predecessor's net loss for the six months ended June 30, 2004 by $6.0 million.

      Certain reclassifications have been made in the prior period amounts to conform to the current presentation.

      ACCOUNTING CHANGES
      ------------------

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

      The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease in the six months ended June 30, 2004 (Predecessor) net loss of $3.8 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      On December 16, 2004, the FASB issued SFAS Statement No. 123(R), "Share-Based Payment". SFAS Statement No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) is effective as of the first interim or annual reporting period beginning after June 15, 2005 and generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No. 123. Entities may further elect to apply SFAS No. 123(R) on a "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date.

      As more fully described in Note 10, MLOA is charged for services including personnel services and employee benefits provided by MONY Life employees, and, effective with the acquisition of MONY, AXA Equitable employees, on MLOA's behalf. MONY Life and AXA Financial elected under SFAS No. 123 to continue to account for stock-based compensation using the intrinsic value method and instead to provide only pro-forma disclosure of the effect on net earnings from applying the fair value based method. Consequently, adoption of SFAS No. 123(R) would be expected to result in recognition of compensation expense for certain types of AXA Financial's equity-settled awards, such as options to purchase AXA ADRs, for which no cost previously would have been charged to net earnings under the intrinsic value method. Similarly, certain types of AXA Financial's cash-settled awards, such as stock appreciation rights, may be expected to result either in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to the intrinsic value method. Management of AXA Financial currently is assessing the impact of adoption of SFAS No. 123(R), including measurement and reporting of related income tax effects, selection of an appropriate valuation model and determination of assumptions, as well as consideration of plan design issues.

      INVESTMENTS
      -----------

      The carrying values of fixed maturities identified as available for sale are reported at estimated fair value. Changes in estimated fair value are reported in comprehensive income. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.

      Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan's original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.

      Impaired mortgage loans without provision for losses are loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

      Real estate held for the production of income, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances. At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at estimated fair value. Impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net.

      Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.

      Real estate investments meeting the following criteria are classified as real estate held-for-sale:
          o Management having the authority to approve the action commits the organization to a plan to sell the property.
          o The property is available for immediate sale in its present condition subject only to terms that are usual and customary for the sale of such assets.
          o An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing.
          o The sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year.
          o The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
          o Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

      Real estate held-for-sale is stated at depreciated cost less valuation allowances. Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or current estimated fair value, net of disposition costs. Depreciation is discontinued on real estate held-for-sale.

      Valuation allowances are netted against the asset categories to which they apply.

      Policy loans are stated at unpaid principal balances.

      Partnerships and joint venture interests in which MLOA has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet FIN No. 46(R) requirements for consolidation are consolidated; those in which MLOA does not have control and a majority economic interest and those that do not meet FIN No. 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

      Equity securities include common stock classified as available for sale securities, and are carried at estimated fair value which equity securities are included in other invested assets.

      Units held in Alliance Capital Management L.P. ("Alliance") are carried on the equity method and reported in other invested assets.

      Short-term investments are stated at amortized cost that approximates fair value and are included with other invested assets.

      Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

      All securities owned including United States government and agency securities and mortgage-backed securities are recorded in the financial statements on a trade date basis.

      NET INVESTMENT INCOME, INVESTMENT GAINS (LOSSES), NET AND UNREALIZED
      --------------------------------------------------------------------
      INVESTMENT GAINS (LOSSES)
      -------------------------

      Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the valuation allowances are included in investment gains or losses.

      Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by MLOA are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to deferred policy acquisition costs ("DAC") and VOBA related to universal life and investment-type products.

      RECOGNITION OF INSURANCE INCOME AND RELATED EXPENSES
      ----------------------------------------------------

      Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances.

      Premiums from non-participating traditional life and annuity policies with life contingencies generally are recognized as income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

      For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.

      DAC AND VOBA
      ------------

      Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

      VOBA, which is established in accordance with business combination purchase accounting guidance, is based on the present value of future profits embedded in the acquired contracts. VOBA is determined by estimating the net present value of future cash flows expected to result from contracts in force at the date of the transaction. Future positive cash flows include investment spreads, and fees and other charges assessed to the contracts for as long as they remain in force, while future negative cash flows include costs to administer the contracts and taxes. Contract balances, from which the cash flows arise, are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. VOBA is further explicitly adjusted to reflect the cost associated with the capital invested in the business. VOBA will be amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract involved using the methods described below as applicable. VOBA is subject to loss recognition testing at the end of each accounting period.

      For universal life products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect on the amortization of DAC and VOBA of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. A decrease in expected gross profits would accelerate DAC and VOBA amortization. Conversely, an increase in expected gross profits would slow DAC and VOBA amortization. The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in shareholder's equity as of the balance sheet date.

      A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.90% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.65% net of product weighted average Separate Account fees) and 0% (-2.35% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 9% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2004, current projections of future average gross market returns assume a 2.3% return for 2005 which is within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after 1.5 years.

      In addition, projections of future mortality assumptions related to variable and interest-sensitive life products are based on a long-term average of actual experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC and VOBA amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC and VOBA amortization. Generally, life mortality experience has been improving in recent years.

      Other significant assumptions underlying gross profit estimates relate to contract persistency and general account investment spread.

      For non-participating traditional life policies, DAC and VOBA are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

      POLICYHOLDERS' ACCOUNT BALANCES AND FUTURE POLICY BENEFITS
      ----------------------------------------------------------

      Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

      MLOA issues certain variable annuity products with a Guaranteed Minimum Death Benefit ("GMBD") feature. MLOA also issues certain variable annuity products that contain a Guaranteed Minimum Income Benefit ("GMIB") feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base. The risk associated with the GMDB and GMIB features is that a protracted under-performance of the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA. The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for GMIB, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

      For reinsurance contracts reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

      For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on MLOA's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.0% to 6.0% for life insurance liabilities and from 3.0% to 6.75% for annuity liabilities.

      SEPARATE ACCOUNTS
      -----------------

      Generally, Separate Accounts established under Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of MLOA. Separate Accounts' assets are subject to General Account claims only to the extent Separate Accounts' assets exceed Separate Accounts' liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which MLOA does not bear the investment risk. Separate Accounts' assets and liabilities are shown on separate lines in the balance sheets. Assets held in the Separate Accounts are carried at quoted market values or, where quoted values are not readily available, at estimated fair values as determined by MLOA.

      The investment results of Separate Accounts on which MLOA does not bear the investment risk are reflected directly in Separate Accounts' liabilities and are not reported in revenues in the statements of operations. For the year ended December 31, 2004, 2003 and 2002, investment results of such Separate Accounts were gains (losses) of $371.2 million, $628.1 million and $(583.4) million, respectively.

      Deposits to Separate Accounts are reported as increases in Separate Accounts' liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

      OTHER ACCOUNTING POLICIES
      -------------------------

      MLOA will file a consolidated federal income tax return with its parent, MONY Life, and with MONY Life's other life and non-life subsidiaries for the predecessor period. Beginning in the successor period, MLOA will file a consolidated federal income tax return with its parent, MONY Life, and with MONY Life's other life subsidiaries. Under the life insurance provisions of the Internal Revenue Code, life insurance companies cannot file a consolidated federal income tax return with their ultimate parent for a period of five years from the date of acquisition. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. The method of allocation between the companies is subject to written agreement, approved by the Board of Directors. The allocation of federal income taxes will be based upon separate return calculations with current credit for losses and other federal income tax credits provided to the life insurance members of the affiliated group. Intercompany balances are settled annually in the fourth quarter of the year in which the return is filed.

      Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. These affiliates account for stock option and other stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 10 for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

4)    INVESTMENTS

      The following table provides additional information relating to fixed maturities.

                                                                     GROSS              GROSS
                                                 AMORTIZED         UNREALIZED         UNREALIZED          ESTIMATED
                                                   COST              GAINS              LOSSES            FAIR VALUE
                                              ----------------  -----------------  -----------------   ---------------
                                                                           (IN MILLIONS)
        DECEMBER 31, 2004
        Fixed Maturities:
          Available for Sale:
            Corporate.....................     $     1,716.1     $       34.9       $        2.9       $    1,748.1
            Mortgage-backed...............              36.2              1.0                --                37.2
            U.S. Treasury, government
              and agency securities.......              68.3              1.6                --                69.9
            Foreign governments...........              10.3              0.1                0.1               10.3
            Redeemable preferred stock....              60.2              1.7                0.2               61.7
                                              ----------------- ------------------ -----------------  ----------------
              Total Available for Sale....     $     1,891.1     $       39.3       $        3.2       $    1,927.2
                                              ================= ================== =================  ================

        December 31, 2003
        Fixed Maturities:
          Available for Sale:
            Corporate.....................     $     1,321.2     $       79.2       $        2.8       $    1,397.6
            Mortgage-backed...............              51.0              --                 0.8               50.2
            U.S. Treasury, government
              and agency securities.......             248.4              8.0                1.4              255.0
            Foreign governments...........              13.5              0.6                --                14.1
            Redeemable preferred stock....              15.0              2.1                --                17.1
                                              ----------------- ------------------ -----------------  ----------------
              Total Available for Sale....     $     1,649.1     $       89.9       $        5.0       $    1,734.0
                                              ================= ================== =================  ================


        For publicly traded fixed maturities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, MLOA determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2004 and 2003, securities without a readily ascertainable market value having an amortized cost of $497.4 million and $572.2 million, respectively, had estimated fair values of $505.1 million and $610.0 million, respectively.

        The contractual maturity of bonds at December 31, 2004 is shown below:

                                                                                        AVAILABLE FOR SALE
                                                                                ------------------------------------
                                                                                   AMORTIZED          ESTIMATED
                                                                                     COST             FAIR VALUE
                                                                                ----------------   -----------------
                                                                                           (IN MILLIONS)

        Due in one year or less..............................................    $       51.7       $       51.5
        Due in years two through five........................................           531.5              534.8
        Due in years six through ten.........................................           921.1              945.3
        Due after ten years..................................................           290.4              296.7
        Mortgage-backed securities...........................................            36.2               37.2
                                                                                ----------------   -----------------
        Total................................................................    $    1,830.9       $    1,865.5
                                                                                ================   =================

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        MLOA's management, with the assistance of its investment advisors, monitors the investment performance of its portfolio. This review process culminates with a quarterly review of certain assets by AXA Financial's Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired. The review considers an analysis of individual credit metrics of each issuer as well as industry fundamentals and the outlook for the future. Based on the analysis, a determination is made as to the ability of the issuer to service its debt obligations on an ongoing basis. If this ability is deemed to be impaired, then the appropriate provisions are taken.

        The following table discloses fixed maturities (59 fixed maturities) that have been in a continuous unrealized loss position for less than a twelve month period as of December 31, 2004:

                                                    LESS THAN 12 MONTHS
                                               ------------------------------
                                                                   GROSS
                                                  ESTIMATED      UNREALIZED
                                                  FAIR VALUE       LOSSES
                                               ---------------  -------------
         Fixed Maturities:
           Corporate.......................    $       311.3    $      2.9
           Mortgage-backed.................              --            --
           U.S. Treasury,
             government and
             agency securities.............             17.5           --
           Foreign governments.............              6.1           0.1
           Redeemable
             preferred stock...............             44.1           0.2
                                               -------------    -------------
         Total Temporarily
           Impaired Securities ............    $       379.0    $      3.2
                                               =============    =============

      There were no securities in a continuous unrealized loss position for more than a twelve month period at December 31, 2004.

      MLOA's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2004, approximately $133.6 million, or 7.3%, of the $1,830.9 million aggregate amortized cost of bonds held by MLOA was considered to be other than investment grade.

      At December 31, 2004, there were no fixed maturities which were non-income producing for the twelve months preceding that date.

      MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2004 and 2003 were $4.5 million and $11.1 million, respectively.

      At December 31, 2004, MLOA held 1.2 million units in Alliance, an affiliate, with a carrying value of $49.1 million.

      The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $0.8 million and $0.0 million at December 31, 2004 and 2003, respectively. There was no gross interest income on these loans included in net investment income for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002. There was no gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002.

      Interest income recognized on impaired mortgage loans totaled $0.1 million, $0.0 million, $0.2 million and $0.3 million for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2004 and 2003, there are no mortgage loans on real estate that had been classified as nonaccrual loans.

      MLOA's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2004 and 2003, there was no equity real estate held-for-sale.

      Accumulated depreciation on real estate was $0.0 million and $1.9 million at December 31, 2004 and 2003, respectively. Depreciation expense on real estate totaled $0.0 million, $0.1 million, $0.2 million and $0.0 million for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002, respectively.

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:


                                                        SIX MONTHS       SIX MONTHS         Year           Year
                                                          ENDED            ENDED           Ended           Ended
                                                       DECEMBER 31,       JUNE 30,      December 31,    December 31,
                                                           2004            2004            2003            2002
                                                       ------------     -----------     ------------    ------------
                                                       (SUCCESSOR)     (PREDECESSOR)    (PREDECESSOR)   (PREDECESSOR)
                                                                              (IN MILLIONS)
 Balances, beginning of period.....................      $    1.7       $       4.4     $       3.7     $       1.4
 Additions charged to income.......................           --                0.3             0.7             2.3
 Deductions for writedowns and asset dispositions..           --               (3.0)            --              --
 Effect of push-down accounting of AXA Financial's
   purchase price of MLOA's net assets.............          1.7               --              --              --
                                                         --------       -----------     -----------     -----------
 Balances, End of Period...........................      $    --        $       --      $       4.4     $       3.7
                                                         ========       ===========     ===========     ===========
 Balances, end of period comprise:
 Mortgage loans on real estate.....................      $    --        $       --      $       4.4     $       3.7
                                                         ========       ===========     ===========     ===========

5)    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset as of December 31, 2004, related to the Holding Company's acquisition of MONY:

                                                                              LESS:              LESS:
                                                        GROSS CARRYING     ACCUMULATED        IMPACT OF
                                                            AMOUNT       AMORTIZATION(1)      RECAPTURE(2)        NET
                                                        --------------   ---------------      ------------    -----------
                                                                                    (IN MILLIONS)
   VOBA..............................................    $     416.5     $     (29.6)        $     (32.1)    $     354.8
                                                         ===========     ===========         ===========     ===========

      For the six months ended December 31, 2004, total amortization expense related to VOBA was $16.7 million. VOBA amortization is estimated to range between $36.0 million and $46.0 million annually over the next five years.

      -------------
      (1)   Includes reactivity to unrealized investment gains and losses.
      (2) The impact of recapture shown above relates to the December 31, 2004 recapture by USFL of level premium term insurance contracts previously ceded to MLOA under the modified coinsurance agreement between MLOA and USFL, as described further in Note 11.

6)    NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

      The sources of net investment income follow:

                                                          SIX MONTHS       SIX MONTHS         Year            Year
                                                             ENDED           ENDED           Ended            Ended
                                                          DECEMBER 31,      JUNE 30,      December 31,     December 31,
                                                             2004             2004            2003            2002
                                                         ------------     ------------    ------------    ------------
                                                         (SUCCESSOR)      (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
                                                                                 (IN MILLIONS)
Fixed maturities.......................................  $      45.8      $      51.8     $      94.1     $      87.3
Mortgage loans on real estate..........................         16.0             16.0            29.6            14.8
Policy loans...........................................          3.0              2.9             5.5             6.3
Other investment income................................          2.1             (0.9)            0.9             3.0
                                                         -----------      -----------     -----------     -----------
 Gross investment income...............................         66.9             69.8           130.1           111.4
Investment expenses....................................         (4.1)            (5.5)          (11.6)           (3.9)
                                                         -----------      -----------     -----------     -----------
Net Investment Income..................................  $      62.8      $      64.3     $     118.5     $     107.5
                                                         ===========      ===========     ===========     ===========

      Investment Gains (Losses), including changes in the valuation allowances, follow:

                                                          SIX MONTHS       SIX MONTHS         Year            Year
                                                             ENDED           ENDED           Ended            Ended
                                                          DECEMBER 31,      JUNE 30,      December 31,     December 31,
                                                             2004             2004            2003            2002
                                                         -----------      ------------    ------------    ------------
                                                         (SUCCESSOR)     (PREDECESSOR)   (PREDECESSOR)    (PREDECESSOR)
                                                                                 (IN MILLIONS)
Fixed maturities...................................      $    (4.6)       $      (3.4)    $       8.1     $      (7.4)
Mortgage loans on real estate......................              -                2.7             3.5            (2.2)
Other..............................................              -                -               0.2            (0.6)
                                                         ---------        -----------     -----------     -----------
Investment Gains (Losses), Net.....................      $    (4.6)       $      (0.7)    $      11.8     $     (10.2)
                                                         =========        ===========     ===========     ===========

      Writedowns of fixed maturities amounted to $5.1 million, $0.9 million, $8.6 million and $12.5 million for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002, respectively. There were no writedowns of mortgage loans on real estate and equity real estate for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002.

      For the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $48.9 million, $363.1 million, $145.3 million and $82.8 million. Gross gains of $2.1 million, $6.9 million, $10.7 million and $4.8 million and gross losses of $1.3 million, $10.0 million, $0.0 million and $1.0 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002 amounted to $36.1 million, $(41.0) million, $(3.2) million and $69.2 million, respectively.

      The net unrealized investment gains (losses) included in the balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, on a line by line basis, follow:

                                                         SIX MONTHS      SIX MONTHS          Year             Year
                                                            ENDED           ENDED            Ended           Ended
                                                         DECEMBER 31,      JUNE 30,       December 31,    December 31,
                                                            2004            2004             2003             2002
                                                         -----------     -----------      -----------     -----------
                                                         (SUCCESSOR)    (PREDECESSOR)    (PREDECESSOR)   (PREDECESSOR)
                                                                                  (IN MILLIONS)
Balance, beginning of period...........................  $      12.8    $       24.2     $       24.7     $       4.7
Changes in unrealized investment gains (losses)........         36.1           (41.5)            (2.9)           68.9
Changes in unrealized investment gains (losses)
attributable to:.......................................
   DAC and VOBA........................................        (13.2)           23.9              2.2           (38.1)
   Deferred income taxes...............................         (8.0)            6.2              0.2           (10.8)
Effect of push-down accounting of AXA Financial's
   purchase price on MLOA's net assets.................        (12.8)           --               --              --
                                                         -----------     -----------      -----------     -----------
Balance, end of period.................................  $      14.9     $      12.8      $      24.2     $      24.7
                                                         ===========     ===========      ===========     ===========

Balance, end of period comprises:
   Unrealized investment gains on:
      Fixed maturities.................................  $      36.1     $      43.5      $      84.9     $      87.9
   Amounts of unrealized investment gains (losses)
      attributable:....................................
      DAC and VOBA to..................................        (13.2)          (23.9)           (47.8)          (50.0)
      Deferred income taxes............................         (8.0)           (6.8)           (12.9)          (13.2)
                                                         -----------     -----------      -----------     -----------
Balance, end of period.................................  $      14.9     $      12.8      $      24.2     $      24.7
                                                         ===========     ===========      ===========     ===========

      Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as available for sale and do not reflect any changes in fair value of policyholders' account balances and future policy benefits.

7)    OTHER COMPREHENSIVE INCOME (LOSS)

      The components of other comprehensive income (loss) for the past three years follow:

                                                                SIX MONTHS      SIX MONTHS          Year           Year
                                                                   ENDED           ENDED           Ended          Ended
                                                               DECEMBER 31,       JUNE 30,      December 31,     December 31,
                                                                   2004            2004             2003             2002
                                                               -----------     -----------      -----------     -----------
                                                              (SUCCESSOR)     (PREDECESSOR)    (PREDECESSOR)   (PREDECESSOR)
                                                                                      (IN MILLIONS)
Net unrealized gains (losses) on investments:
   Net unrealized gains (losses) arising during the period...  $      36.3     $     (41.7)     $      (6.4)    $      72.1
   (Gains) losses reclassified into net earnings during
   the period................................................         (0.2)            0.2              3.5            (3.2)
                                                               -----------     -----------      -----------     -----------
Net unrealized gains (losses) on investments.................         36.1           (41.5)            (2.9)           68.9
Adjustments for DAC and VOBA and deferred income taxes.......        (21.2)           30.1              2.4           (48.9)
                                                               -----------     -----------      -----------     -----------
Total Other Comprehensive Income (Loss)......................  $      14.9     $     (11.4)     $      (0.5)    $      20.0
                                                               ===========     ===========      ===========     ===========

8)    GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

      Variable Annuity Contracts - GMDB and GMIB
      ------------------------------------------

      MLOA issues certain variable annuity contracts with GMDB and GMIB features that guarantee either:

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities in 2004:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2003.......................   $        3.5       $        -         $         3.5
        Impact of adoption of SOP 03-1...................           (2.8)               0.1                (2.7)
        Paid guarantee benefits..........................           (3.0)               -                  (3.0)
        Other changes in reserve.........................            3.3                -                   3.3
                                                           ----------------   -----------------  -----------------
      Balance at December 31, 2004.......................   $        1.0       $        0.1       $         1.1
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           --------------------
                                                              (IN MILLIONS)
      Balance at December 31, 2003.......................   $        -
        Impact of adoption of SOP 03-1...................            0.3
        Paid guarantee benefits ceded....................           (2.9)
        Other changes in reserve.........................            3.5
                                                           --------------------
      Balance at December 31, 2004.......................   $        0.9
                                                           ====================

      The December 31, 2004 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                RETURN
                                                  OF
                                                PREMIUM       RATCHET         ROLL-UP         COMBO           TOTAL
                                               ---------     ----------     ----------      ----------      ----------
                                                                       (DOLLARS IN MILLIONS)
      GMDB:
        Account value (1)..................    $   1,168     $   2,039            N.A.      $    205        $   3,412
        Net amount at risk, gross..........    $      16     $     248            N.A.      $     12        $     276
        Net amount at risk, net of
          amounts reinsured................    $      16     $     231            N.A.      $      0        $     247
        Average attained age of
          contractholders..................         60.7          60.3            N.A.          59.6             60.4
        Percentage of contractholders
          over age 70......................         17.3%         14.2%           N.A.          11.3%            15.4%
        Guaranteed minimum return rates....         N.A.          N.A.            N.A.           5.0%             5.0%

      GMIB:
        Account value (2)..................         N.A.          N.A.       $     205          N.A.        $     205
        Net amount at risk, gross..........         N.A.          N.A.       $       0          N.A.        $       0
        Net amount at risk, net of
          amounts reinsured................         N.A.          N.A.       $       0          N.A.        $       0
        Weighted average years
          remaining until earliest
          annuitization............... ....         N.A.          N.A.             7.3          N.A.              7.3
         Guaranteed minimum return
           rates...........................         N.A.          N.A.             5.0%         N.A.              5.0%

      ----------------------
      (1) Included General Account balances of $215 million, $327 million and $35 million, respectively, for a total of $577 million.
      (2)   Included General Account balances of $35 million.

      For contracts with the GMDB feature, the net amount at risk in the event of death as of December 31, 2004 is the amount by which the GMDB benefits exceeds related account values.

      For contracts with the GMIB feature, the net amount at risk in the event of annuitization as of December 31, 2004 is defined as the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.

    The following table presents the aggregate fair value of assets, by major investment fund option, held by Separate Accounts that are subject to GMDB and GMIB benefits and guarantees. Since variable contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

             INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                          DECEMBER 31,       December 31,
                                              2004               2003
                                        ----------------  ------------------
                                          (SUCCESSOR)       (PREDECESSOR)
                                                   (IN MILLIONS)
    GMDB:
       Equity........................    $    2,209        $    2,003
       Fixed income..................           452               413
       Balanced......................            67                67
       Other.........................           108               155
                                        ----------------  ------------------
       Total.........................    $    2,836        $    2,638
                                        ================  ==================

    GMIB:
       Equity........................    $      126        $       72
       Fixed income..................            37                26
       Balanced......................             3                 2
       Other.........................             4                 5
                                        ----------------  ------------------
       Total.........................    $      170        $      105
                                        ================  ==================

    VARIABLE AND INTEREST-SENSITIVE LIFE INSURANCE POLICIES - NO LAPSE GUARANTEE
    ----------------------------------------------------------------------------

    The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At December 31, 2004 MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

9)  INCOME TAXES

    A summary of the income tax expense in the statements of operations follows:

                                     SIX MONTHS      SIX MONTHS          Year            Year
                                       ENDED            ENDED           Ended           Ended
                                    DECEMBER 31,       JUNE 30,      December 31,    December 31,
                                        2004            2004             2003            2002
                                    -----------     -----------      -----------     -----------
                                   (SUCCESSOR)     (PREDECESSOR)    (PREDECESSOR)   (PREDECESSOR)
                                                            (IN MILLIONS)
Income tax expense (benefit):
    Current (benefit) expense.....  $       0.0     $     (29.3)     $     (30.1)    $     (56.0)
    Deferred expense..............         12.4            18.8             35.0            47.2
                                    -----------     -----------      -----------     -----------
Total.............................  $      12.4     $     (10.5)     $       4.9     $      (8.8)
                                    ===========     ===========      ===========     ===========

        The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                         SIX MONTHS      SIX MONTHS          Year            Year
                                                           ENDED            ENDED           Ended           Ended
                                                        DECEMBER 31,       JUNE 30,      December 31,    December 31,
                                                            2004            2004             2003            2002
                                                        -----------     -----------      -----------     -----------
                                                       (SUCCESSOR)     (PREDECESSOR)    (PREDECESSOR)   (PREDECESSOR)
                                                                                (IN MILLIONS)
Tax at statutory rate.................................  $      13.6     $      (8.9)     $      10.9     $      (8.7)
Dividends received deduction..........................         (1.2)           (1.6)            (3.2)           (1.0)
Tax settlements/accrual adjustments...................          -               -               (2.8)            -
Other.................................................          -               -                -               0.9
                                                        -----------     -----------      -----------     -----------
Federal income tax expense (benefit)..................  $      12.4     $     (10.5)     $       4.9     $      (8.8)
                                                        ===========     ===========      ===========     ===========

        The components of the net deferred Federal income taxes are as follows:

                                               DECEMBER 31, 2004                    December 31, 2003
                                        ---------------------------------  ---------------------------------
                                                  (SUCCESSOR)                        (Predecessor)
                                        ---------------------------------  ---------------------------------
                                            ASSETS         LIABILITIES         Assets         Liabilities
                                        ---------------  ----------------  ---------------   ---------------
                                                                   (IN MILLIONS)
Compensation and related benefits......  $       -        $        -        $        0.1      $       -
Reserves and reinsurance...............        227.3               -                65.9              -
DAC....................................         25.6               -                 -              222.6
VOBA...................................          -               124.7               -                -
Investments............................          -               182.1               -               25.3
Tax loss carryforwards.................          9.6               -                 -                -
Goodwill and intangibles...............          -                10.6               -                -
Other..................................          0.2               -                 4.5              -
                                        ---------------  ----------------  ---------------   ---------------
Total..................................  $     262.7      $      317.4      $       70.5      $     247.9
                                        ===============  ================  ===============   ===============

      At December 31, 2004, the Company has a federal tax loss carryforwards in the amount of $27.5 million for book income tax purposes. The loss carryforwards will expire beginning in the year 2020.

      In 2003, the Internal Revenue Service ("IRS") commenced an examination of the Company's federal income tax returns for the years 1998 through 2001. The tax years 1994 through 1997 are currently under review by the Appeals Office of the IRS. Management believes the examination of the Company's returns will have no material adverse effect on the Company's results of operations or financial position.

10)   STOCK OPTIONS

      Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. In the predecessor periods, MONY Life elected to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. On July, 8, 2004, all outstanding stock options were paid out or cancelled upon the completion of the acquisition of MONY by the Holding Company. Based on the definition of an "employee" prescribed in the Internal Revenue Code, MONY Life's career financial professionals did not qualify as employees. The following table reflects the effect on net (loss) earnings of MLOA as if the accounting prescribed by SFAS 123 had been applied by MONY Life to the options granted to employees and outstanding as at June 30, 2004, and December 31, 2003 and 2002:

                                                               SIX MONTHS           Year            Year
                                                                  ENDED            Ended           Ended
                                                                 JUNE 30,       December 31,    December 31,
                                                                  2004              2003            2002
                                                               -----------      -----------     -----------
                                                              (PREDECESSOR)    (PREDECESSOR)    (PREDECESSOR)
                                                                               (IN MILLIONS)
Net (Loss) Earnings as reported...........................     $     (11.0)     $      26.2     $     (17.1)
Less: total stock-based employee compensation expense
determined under fair value method for all awards, net
of income tax.............................................            (1.9)            (2.8)           (2.6)
                                                               -----------      -----------     -----------
Pro Forma Net (Loss) Earnings.............................     $     (12.9)     $      23.4     $     (19.7)
                                                               ===========      ===========     ===========

11)   RELATED PARTY TRANSACTIONS

      MLOA has service agreements with affiliates whereby personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by MLOA. As a result of such allocations, MLOA incurred expenses of $24.9 million, $46.2 million, $73.8 million and $61.8 million for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002, respectively. At December 31, 2004 MLOA had a receivable from affiliates in connection with these service agreements of $2.3 million. At December 31, 2003 MLOA had a payable to MONY Life in connection with this service agreement of $13.6 million.

      In addition to the agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements was $2.5 million, $3.0 million, $6.0 million, and $2.6 million for the six months ended December 31, 2004, six months ended June 30, 2004, full years 2003 and 2002, respectively. In addition, MLOA had an intercompany payable of $0.2 million and $1.7 million at December 31, 2004 and December 31, 2003, respectively, related to these agreements.

      MLOA entered into a modified coinsurance ("MODCO") agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby MLOA agreed to reinsure 90% of all level term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DAC tax provision. Under the agreement, MLOA shares in all premiums and benefits for the reinsured policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, MLOA reimburses USFL for its quota share of expense allowances, as defined in the MODCO agreement. The statements of operations include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

                                                      SIX MONTHS      SIX MONTHS         Year            Year
                                                        ENDED           ENDED           Ended           Ended
                                                     DECEMBER 31,      JUNE 30,      December 31,    December 31,
                                                         2004            2004            2003            2002
                                                     -----------     -----------     -----------     -----------
                                                     (SUCCESSOR)    (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
                                                                            (IN MILLIONS)
REVENUES:
Universal life and investment-type product policy
   fees............................................  $       7.8     $       7.3     $      12.0     $       8.2
Premiums ..........................................         59.2            53.2            88.7            63.9
                                                     -----------     -----------     -----------     -----------
                                                            67.0            60.5           100.7            72.1
                                                     -----------     -----------     -----------     -----------
BENEFITS AND EXPENSES:
Benefits to policyholders..........................         53.2            40.7            69.0            43.8
Interest credited to policyholders' account
   balances........................................          2.6             2.3             3.3             2.1
Amortization of deferred policy acquisition costs..          3.2             8.7            13.8             9.5
Capitalization of deferred policy acquisition
   costs ..........................................        (34.9)          (33.4)          (60.7)          (49.9)
Amortization of value of business acquired.........          2.8            --              --              --
Other operating costs and expenses.................         43.4            44.3            77.4            61.4
                                                     -----------     -----------     -----------     -----------
                                                            70.3            62.6           102.8            66.9
                                                     -----------     -----------     -----------     -----------
(Loss)/earnings from continuing operations before
income taxes.......................................  $      (3.3)    $      (2.1)    $      (2.1)    $       5.2
                                                     ===========     ===========     ===========     ===========

      As of December 31, 2004, USFL recaptured all of the term life policies that had previously been assumed by MLOA under this MODCO agreement. Other income for the six months ended December 31, 2004 reflects the resulting pre-tax gain on recapture of reinsurance from USFL of $9.0 million ($5.0 million after federal income tax). The following table presents the impact of the recapture of reinsurance with USFL on MLOA's assets and liabilities:

                                                       DECEMBER 31,
                                                            2004
                                                      --------------
                                                       (IN MILLIONS)

ASSETS
Fixed maturities...................................   $       84.6
Cash and cash equivalents..........................           10.4
Accrued investment income..........................            1.1
Deferred policy acquisition costs..................          (24.3)
VOBA...............................................          (32.1)
Other assets.......................................            6.3
                                                      ------------
TOTAL ASSETS                                          $       46.0
                                                      ------------
LIABILITIES
Future policy benefits.............................   $       34.1
Other liabilities..................................            2.9
Income taxes payable...............................            4.0
                                                      ------------
TOTAL LIABILITIES                                             41.0
                                                      ------------
Net impact of recapture of reinsurance from USFL...   $        5.0
                                                      ============

      The MODCO arrangement with USFL remains in effect for the universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005. At December 31, 2004 and 2003, MLOA recorded a payable of $27.8 million and $17.2 million, respectively, to USFL in connection with this agreement.

      MLOA recognized income (losses) of $7.1 million, $(4.6) million and $5.5 million for the six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003, respectively, on the embedded derivative within the MODCO agreement with USFL as prescribed by the accounting provisions of DIG B36, effective for the first fiscal quarter beginning after September 15, 2003. In addition, MLOA had a swap asset of $3.3 million and $5.5 million at December 31, 2004 and 2003, respectively, related to this embedded derivative. MLOA accounts for the embedded derivative as a total return swap.

      On March 5, 1999, MLOA borrowed $50.5 million from MONY Benefit Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of December 31, 2004 is $36.8 million.

12)   REINSURANCE

      During the predecessor periods, MLOA used a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of these reinsurance agreements, the reinsurer was liable to reimburse MLOA for the portion of paid claims ceded to it in accordance with the applicable reinsurance agreement. However, MLOA remains contingently liable for all benefits payable even if the reinsurers fail to meet their obligations to MLOA. Life insurance business written by MLOA was ceded under various reinsurance contracts. MLOA's general practice was to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. For its variable annuity products, MLOA retained 100% of the risk in connection with the return of premium death benefit. The benefits in connection with guaranteed minimum death benefits in excess of the return of premium benefit, which are offered under certain of MLOA's annuity contracts, were 100% reinsured up to specified limits. Benefits in connection with the earnings increase benefit rider under the new MONY variable annuity were similarly reinsured. The guaranteed minimum income benefit in the new variable annuity product was 100% reinsured up to individual and aggregate limits as well as limits which are based on benefit utilization.

      During the successor period, MLOA continued to reinsure most of its new variable life and universal life policies on an excess of retention basis, retaining up to a maximum of $4.0 million on single-life policies and $6.0 million on second-to-die policies. However, for amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $15.0 million on single-life policies and $20.0 million on second-to-die policies. For amounts applied in excess of those limits, reinsurance from unaffiliated third parties is now sought. New term life policies continued to be coinsured on a first dollar basis, with MLOA reinsuring 65% of each risk up to its $4.0 million retention and 100% of any excess. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations.

      At December 31, 2004 and 2003, respectively, reinsurance recoverables related to insurance contracts amounted to $75.6 million and $59.6 million, of which $43.9 million and $33.8 million relates to one specific reinsurer.

      The following table summarizes the effect of reinsurance:

                                                         SIX MONTHS      SIX MONTHS          Year            Year
                                                           ENDED            ENDED           Ended           Ended
                                                        DECEMBER 31,       JUNE 30,      December 31,    December 31,
                                                            2004            2004             2003            2002
                                                        -----------     -----------      -----------     -----------
                                                        (SUCCESSOR)    (PREDECESSOR)    (PREDECESSOR)  (PREDECESSOR)
                                                                                (IN MILLIONS)
Direct premiums.......................................  $      44.8     $      37.7      $      73.2     $      50.9
Reinsurance assumed from USFL.........................         59.2            53.2             88.7            63.9
Reinsurance ceded.....................................        (19.0)          (13.5)           (20.9)          (14.2)
                                                        -----------     -----------      -----------     -----------
Premiums..............................................  $      85.0     $      77.4      $     141.0     $     100.6
                                                        ===========     ===========      ===========     ===========
Universal Life and Investment-type Product Policy
   Fee Income Ceded...................................  $      22.7     $      15.9      $      30.0     $      26.3
                                                        ===========     ===========      ===========     ===========
Policyholders' Benefits Ceded.........................  $      24.0     $      10.8      $      42.6     $      32.2
                                                        ===========     ===========      ===========     ===========


13)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      MLOA defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time MLOA's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

      Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts.

      Fair values for mortgage loans on real estate are estimated by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made. Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the estimated fair value of the underlying collateral if lower.

      Fair values of policy loans are estimated by discounting the face value of the loans from the time of the next interest rate review to the present, at a rate equal to the excess of the current estimated market rates over the current interest rate charged on the loan.

      The estimated fair values for MLOA's supplementary contracts not involving life contingencies ("SCNILC") and certain annuities, which are included in policyholders' account balances, are estimated using projected cash flows discounted at rates reflecting expected current offering rates.

      The fair values for single premium deferred annuities, included in policyholders' account balances, are estimated as the discounted value of projected account values. Current account values are projected to the time of the next crediting rate review at the current crediting rates and are projected beyond that date at the greater of current estimated market rates offered on new policies or the guaranteed minimum crediting rate. Expected cash flows and projected account values are discounted back to the present at the current estimated market rates.

      Fair values for the note payable to affiliate are determined using contractual cash flows discounted at market interest rates.

      The carrying values and estimated fair values for financial instruments not previously disclosed in Notes 4 and 11 are presented below:

                                                                   DECEMBER 31,
                                        --------------------------------------------------------------------
                                                      2004                               2003
                                        ---------------------------------  ---------------------------------
                                                  (SUCCESSOR)                        (Predecessor)
                                           CARRYING         ESTIMATED         Carrying         Estimated
                                            VALUE          FAIR VALUE          Value           Fair Value
                                        ---------------  ----------------  ---------------   ---------------
                                                                   (IN MILLIONS)
Mortgage loans on real estate..........  $      373.2     $       378.0     $       419.6     $      445.7
Policy loans...........................          93.0             107.9              86.1            103.0
Policyholders liabilities:
   Investment contracts................         977.8             972.2             946.1            921.3
Note payable to affiliate..............          36.8              36.8              39.6             39.6


14)   COMMITMENTS AND CONTINGENT LIABILITIES

      MLOA had $43.1 million in commitments under existing mortgage loan agreements at December 31, 2004.

15)   LITIGATION

      (i)Since 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, an accounting, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

      In June 1996, the New York State Supreme Court certified one of those cases, GOSHEN V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE INSURANCE COMPANY OF AMERICA (NOW KNOWN AS DEFILLIPPO, ET AL. V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE COMPANY OF AMERICA), a class action filed as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. In March 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. In October 1997 the New York State Supreme Court granted MONY Life's and MLOA's motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. In December 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under the New York General Business Law ("GBL")), which was remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York GBL claim, only New York purchasers could proceed with such claims. In July 2002, the New York Court of Appeals affirmed the New York State Supreme Court's decision holding that only New York purchasers could assert GBL [Section] 349 claims (New York's Consumer Protection Statute). In September 2002 in light of the New York Court of Appeals' decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders entered in April and May 2003, the New York State Supreme Court denied preliminarily the motion for decertification, but held the issue of decertification in abeyance pending appeals by plaintiffs in related cases and a hearing on whether the class, or a modified class, could satisfy the requirements of the class action statute in New York. In December 2004, the Appellate Division, First Department unanimously reversed the denial of MONY Life's motion for decertification, and ordered decertification of the class with respect to the sole remaining GBL claim. In March 2005, the Appellate Divsion denied plaintiff's motion for reargument or, alternatively, for leave to appeal that decision to the Court of Appeals.

      With the exception of one putative class action currently pending in the Eastern District of Michigan (STOCKLER V. MONY LIFE INSURANCE COMPANY OF AMERICA), all other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the MCLEAN and SNIPES cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of MCLEAN) those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. In November 2003, the Court in McLean entered an order granting defendants' motion for summary judgment on res judicata grounds as to the individual claims of the proposed class representatives of the putative statewide class comprised of Massachusetts purchasers, but denied the motion on statute of limitations grounds as to the individual claims of the proposed class representatives of the putative state wide class of Illinois purchasers, but denied the motion on statute of limitations grounds as to the individual claims of the proposed class representatives of the putative state wide class of Illinois purchasers. An agreement in principle has been reached to settle the claims of the individual Illinois plaintiffs which, if consummated, will result in the dismissal of their claims under the Illinois consumer protection statue.


      (ii) The ten similar and previously disclosed putative class action lawsuits, arising out of the Holding Company's acquisition of MONY, and filed between September and October 2003, against the Holding Company (and in some cases AIMA Acquisition Co., a wholly owned subsidiary of AXA Financial (AIMA)), MONY and MONY's directors in the Court of Chancery of the State of Delaware in and for New Castle County, entitled BEAKOVITZ V. AXA FINANCIAL, INC., ET AL.; BELODOFF V. THE MONY GROUP INC., ET AL.; BRIAN V. THE MONY GROUP INC. ET AL.; BRICKLAYERS LOCAL 8 AND PLASTERERS LOCAL 233 PENSION FUND V. THE MONY GROUP, INC., ET AL.; CANTOR V. THE MONY GROUP, INC., ET AL.; E.M. CAPITAL, INC. V. THE MONY GROUP, INC., ET AL.; GARRETT V. THE MONY GROUP, INC., ET AL.; LEBEDDA V. THE MONY GROUP, INC., ET AL.; MARTIN V. ROTH, ET AL.; AND MUSKAL V. THE MONY GROUP, INC., ET AL. (collectively, the "MONY Stockholder Litigation") have been settled and dismissed with prejudice. MLOA's management does not believe the outcome of this matter will have a material impact on MLOA's financial position or results of operations.

      Related to the MONY Stockholder Litigation, the Holding Company, MONY and MONY's directors were named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled LAUFER V. THE MONY GROUP, INC., ET AL. and NORTH BORDER INVESTMENTS V. BARRETT, ET AL. A stipulation of discontinuance for the NORTH BORDER action was filed with the New York State Supreme Court in November, 2004. MLOA has not been named as a party in the LAUFER action.

      The previously disclosed lawsuit entitled THE MONY GROUP INC. V. HIGHFIELDS CAPITAL MANAGEMENT LP, LONGLEAF PARTNERS SMALL-CAP FUND AND SOUTHEASTERN ASSET MANAGEMENT, has been settled and dismissed without prejudice. MLOA's management does not believe the outcome of this matter will have a material impact on MLOA's financial position or results of operations.

                             -------------------------

      Although the outcome of litigation generally cannot be predicted with certainty, management believes that the ultimate resolution of the litigations described above should not have a material adverse effect on the financial position of MLOA. Except as noted above, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above will have a material adverse effect on MLOA's results of operations in any particular period.

      In addition to the matters previously reported and those described above, MLOA is involved in various legal actions and proceedings in connection with its business. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on MLOA's financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

16)   STATUTORY FINANCIAL INFORMATION

      For 2004, 2003 and 2002, MLOA's statutory net loss was $83.4 million, $79.6 million and $91.9 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $250.1 million and $301.0 million at December 31, 2004 and 2003, respectively. There were no shareholder dividends paid to MONY Life by MLOA in 2004, 2003 and 2002.

      At December 31, 2004, MLOA, in accordance with various government and state regulations, had $6.2 million of securities deposited with such government or state agencies.

      At December 31, 2004 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of Arizona and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2004.

      Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholder's equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance Units under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) computer software development costs are capitalized under GAAP but expensed under SAP; (h) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP and (i) the fair valuing of all acquired assets and liabilities including VOBA assets required for GAAP purchase accounting.

17)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The quarterly results of operations for 2004 and 2003 are summarized below:

                                                                       THREE MONTHS ENDED
                                            -----------------------------------------------------------------------
                                              MARCH 31,        JUNE 30,(1)       SEPTEMBER 30,     DECEMBER 31,(2)
                                             ------------      -----------       ------------      ---------------
                                            (PREDECESSOR)     (PREDECESSOR)       (SUCCESSOR)         (SUCCESSOR)
                                                                        (IN MILLIONS)
        2004
        Total Revenues....................   $      125.4      $     105.7       $      122.9       $      127.8
                                             ============      ===========       ============       ============
        Earnings (Loss) from Continuing
          Operations......................   $        1.8      $     (16.6)      $       14.0       $       12.5
                                             ============      ===========       ============       ============
        Net Earnings (Loss) ..............   $        5.6      $     (16.6)      $       14.0       $       12.5
                                             ============      ===========       ============       ============

                                                                       Three Months Ended
                                            -----------------------------------------------------------------------
                                              March 31,        June 30,(1)       September 30,     December 31,(2)
                                             ------------      -----------       ------------      ---------------
                                            (PREDECESSOR)     (PREDECESSOR)       (SUCCESSOR)         (SUCCESSOR)
                                                                        (IN MILLIONS)
        2003
        Total Revenues....................   $      100.8      $     117.4       $      114.6       $      122.0
                                             ============      ===========       ============       ============
        (Loss) Earnings from Continuing
          Operations......................   $       (1.4)     $       7.9       $        2.2       $       17.6
                                             ============      ===========       ============       ============
        Net (Loss) Earnings...............   $       (1.4)     $       7.9       $        2.2       $       17.5
                                             ============      ===========       ============       ============

      (1) Results for the three months ended June 30, 2004 include recorded adjustments related to prior quarters' calculations of reinsurance reserve credits and interest credited on certain life insurance and annuity products. The effect of these adjustments was to increase the net loss for the period by $6.0 million.

      (2) Results for the three months ended December 31, 2004 include the net gain of $5.0 million recorded from the recapture by USFL of all of the term policies that had previously been assumed by MLOA under its MODCO agreement with USFL (see Note 11).

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
MONY Life Insurance Company of America:

Our audits of the financial statements referred to in our report dated March 31, 2005 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 31, 2005

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2004

                                                                                         ESTIMATED            CARRYING
           TYPE OF INVESTMENT                                          COST (A)          FAIR VALUE            VALUE
           ------------------                                       ----------------   ----------------     -------------
                                                                                        (IN MILLIONS)
           Fixed maturities:
              U.S. government, agencies and authorities...........  $        68.3      $        69.9       $       69.9
              State, municipalities and political subdivisions....            -                  -                  -
              Foreign governments.................................           10.3               10.3               10.3
              Public utilities....................................          156.5              160.9              160.9
              All other corporate bonds...........................        1,595.8            1,624.4            1,624.4
              Redeemable preferred stocks.........................           60.2               61.7               61.7
                                                                    ----------------   ----------------    --------------
              Total fixed maturities..............................        1,891.1            1,927.2            1,927.2
                                                                    ----------------   ----------------    --------------
           Equity securities:
             Common stocks:
               Industrial, miscellaneous and all other............            -                  -                  -
           Mortgage loans on real estate..........................          373.2              378.0              373.2
           Real estate............................................            1.5                -                  1.5
           Real estate acquired in satisfaction of debt...........            -                  -                  -
           Real estate joint ventures.............................            4.5                -                  4.5
           Policy loans...........................................           93.0              107.9               93.0
           Other limited partnership interests....................            -                  -                  -
           Other invested assets..................................            4.1                4.1                4.1
                                                                    ----------------   ----------------    --------------
           Total Investments......................................  $     2,367.4      $     2,417.2       $    2,403.5
                                                                    ================   ================    ==============

      (A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

      (B) Other invested assets excludes a $49.1 million investment in units of Alliance Capital Management L.P., a related party.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                   SCHEDULE IV
                                   REINSURANCE
         AT AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 (SUCCESSOR),
                SIX MONTHS ENDED JUNE 30, 2004 (PREDECESSOR), AND
              YEARS ENDED DECEMBER 31, 2003 AND 2002 (PREDECESSOR)

                                                                               ASSUMED                            PERCENTAGE
                                                            CEDED TO             FROM                             OF AMOUNT
                                          GROSS              OTHER              OTHER               NET            ASSUMED
                                         AMOUNT            COMPANIES          COMPANIES           AMOUNT            TO NET
                                      -------------      ------------      --------------     --------------    ---------------
                                                                           (IN MILLIONS)
       SIX MONTHS ENDED DECEMBER 31,
       2004 (SUCCESSOR)
       Life Insurance In-force......  $    55,603.7      $   21,088.4       $     1,653.1      $    36,168.4          4.57%
                                      =============      ============       =============      =============
       Premiums:
          Life insurance and
            Annuities...............  $        44.8      $       19.0       $        59.2      $        85.0         69.65%
          Accident and health.......            -                 -                   -                  -            -
                                      -------------      ------------       -------------      -------------
       Total Premiums...............  $        44.8      $       19.0       $        59.2      $        85.0         69.65%
                                      =============      ============       =============      =============
       SIX MONTHS ENDED JUNE 30,
       2004 (PREDECESSOR)
       Life Insurance In-force......  $    75,405.0      $   18,502.2       $    25,568.0      $    82,470.8         31.00%
       Premiums:
          Life insurance and
            Annuities...............  $        37.7      $       13.5       $        53.2      $        77.4         68.73%
          Accident and health.......            -                 -                   -                  -            -
                                      -------------      ------------       -------------      -------------
       Total Premiums...............  $        37.7      $       13.5       $        53.2      $        77.4         68.73%
                                      =============      ============       =============      =============

       2003 (Predecessor)
       Life Insurance In-force......  $    68,350.7      $   16,592.5       $    22,195.4      $    73,953.6         30.01%
                                      =============      ============       =============      =============
       Premiums:
          Life insurance and
            Annuities...............  $        73.2      $       20.9       $        88.7      $       141.0         62.90%
          Accident and health.......            -                 -                   -                  -            -
                                      -------------      ------------       -------------      -------------
       Total Premiums...............  $        73.2      $       20.9       $        88.7      $       141.0         62.90%
                                      =============      ============       =============      =============
       2002 (Predecessor)
       Life Insurance In-force......  $    55,559.7      $   13,172.7       $    15,826.5      $    58,213.5         27.19%
                                      =============      ============       =============      =============
       Premiums:
          Life insurance and
            annuities...............  $        50.9      $       14.2       $        63.9      $       100.6         63.52%
          Accident and health.......            -                 -                   -                  -            -
                                      -------------      ------------       -------------      -------------
       Total Premiums...............  $        50.9      $       14.2       $        63.9      $       100.6         63.52%
                                      =============      ============       =============      =============

      PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None.






                                       9-1

      PART II, ITEM 9A.

                             CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, there has been no change in MLOA's internal control over financial reporting that occurred during fourth quarter 2004 that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.

      In connection with the continuing integration process associated with the Holding Company's recent acquisition of MONY, management has enhanced, and continues to enhance, the overall internal control environment of MLOA by implementing new procedures and controls, including increasing and re-allocating staffing in the accounting department, instituting additional account reconciliations and upgrading the investment accounting computer systems.





                                      9A-1

      PART II, ITEM 9B.

                                OTHER INFORMATION


On March 29, 2005, MLOA entered into a services agreement dated as of February 1, 2005 (the "Services Agreement") with AXA Equitable pursuant to which AXA Equitable may provide certain personnel, property and services to MLOA.
MLOA and AXA Equitable are both subsidiaries of the Holding Company. The Services Agreement requires MLOA to pay AXA Equitable the actual costs and expenses incurred by AXA Equitable in furnishing MLOA such personnel, property and services. Entry into the Services Agreement was subject to review by the Arizona and New York insurance departments. MLOA received notice from the Arizona and New York insurance departments that they did not object to the Services Agreement in February 2005 and March 2005, respectively.

The foregoing description of the Services Agreement is qualified in its entirety by reference to the provisions of the Services Agreement, which is attached as
Exhibit 10.9 to this report.






                                      9B-1

      PART III, ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Omitted pursuant to General Instruction I to Form 10-K.











                                      10-1

      PART III, ITEM 11.

                             EXECUTIVE COMPENSATION

             Omitted pursuant to General Instruction I to Form 10-K.












                                      11-1

      PART III, ITEM 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             Omitted pursuant to General Instruction I to Form 10-K.






                                      12-1

      PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Omitted pursuant to General Instruction I to Form 10-K.









                                      13-1

      PART III, ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of MLOA's annual financial statements for 2004 and 2003, and fees for other services rendered by PwC. The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 11 of Notes to Financial Statements).

                                                            2004     2003
                                                           -----    ------
                                                            (IN MILLIONS)
      Principal Accounting Fees and Services:
      Audit fees .......................................   $0.54    $ 0.45
      Audit related fees ...............................    0.10      0.09
      Tax fees .........................................       -      0.05
      All other fees ...................................       -      0.04
                                                           -----    ------
      Total.............................................   $0.64    $ 0.63
                                                           =====    ======

      Audit fees consist of the aggregate billed or to be billed by PwC for professional services rendered for the audit of MLOA's annual financial statements, review of financial statements included in MLOA's Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

      Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of MLOA's financial statements. The nature of the services performed includes fees related to the execution of audits and attest services not required by statute or regulations, due diligence related to investments, and consultations concerning financial accounting and reporting standards.

      Tax fees consist of the aggregate fees billed for professional services rendered by PwC for tax compliance, tax advice, and tax planning.

      All other fees consist principally of Information Technology Implementation Projects.

      MLOA's audit committee has determined that all services to be provided by PwC must be reviewed and approved by the audit committee on a case by case basis, and therefore has not adopted policies or procedures to pre-approve engagements, provided, however, that the audit committee has delegated to its chairperson the ability to approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.







                                      14-1

      PART IV, ITEM 15.

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      The following documents are filed as part of this report:

            1.    Financial Statements

                  The financial statements are listed in the Index to Financial Statements and Schedules on page FS-1.

            2.    Financial Statement Schedules

                  The financial statement schedules are listed in the Index to Financial Statements and Schedules on page FS-1.

            3.    Exhibits:

                  The exhibits are listed in the Index to Exhibits that begins on page E-1.








                                      15-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005             MONY LIFE INSURANCE COMPANY OF AMERICA

                                 By:      /s/ Christopher M. Condron
                                          --------------------------------------
                                 Name:    Christopher M. Condron
                                          Chairman of the Board, President and
                                          Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher M. Condron                    Chairman of the Board, President and Chief      March 31, 2005
--------------------------------------------  Executive Officer, Director
Christopher M. Condron

/s/ Stanley B. Tulin                          Vice Chairman of the Board and                  March 31, 2005
--------------------------------------------  Chief Financial Officer, Director
Stanley B. Tulin

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 31, 2005
--------------------------------------------
Alvin H. Fenichel

/s/ Bruce W. Calvert                          Director                                        March 31, 2005
--------------------------------------------
Bruce W. Calvert

/s/ Henri de Castries                         Director                                        March 31, 2005
--------------------------------------------
Henri de Castries

/s/ Denis Duverne                             Director                                        March 31, 2005
--------------------------------------------
Denis Duverne

/s/ John C. Graves                            Director                                        March 31, 2005
--------------------------------------------
John C. Graves

/s/ Mary R. Henderson                         Director                                        March 31, 2005
-------------------------------------------
Mary R. Henderson

/s/ James F. Higgins                          Director                                        March 31, 2005
-------------------------------------------
James F. Higgins

/s/ W. Edwin Jarmain                          Director                                        March 31, 2005
-------------------------------------------
W. Edwin Jarmain

/s/ Christina Johnson                         Director                                        March 31, 2005
-------------------------------------------
Christina Johnson

/s/ Scott D. Miller                           Director                                        March 31, 2005
-------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 31, 2005
-------------------------------------------
Joseph H. Moglia

/s/ Peter J. Tobin                            Director                                        March 31, 2005
-------------------------------------------
Peter J. Tobin

                                INDEX TO EXHIBITS

                                                                                                           Tag
 Number                    Description                                 Method of Filing                   Value
----------   -----------------------------------------   ---------------------------------------------  ----------
   1.1       Form of Underwriting Agreement among        Filed as Exhibit 3(a) to Post-Effective
             MLOA, MONY Securities Corp. and MONY        Amendment No. 3 dated February 28, 1991 to
             Series Fund, Inc.                           Registration Statement No. 33-20453 and
                                                         incorporated by reference herein.

   3.1       Articles of Incorporation of MLOA           Filed as Exhibit 6(a) to Registration
                                                         Statement No. 33-13183 dated April 6, 1987
                                                         and incorporated by reference herein.

   3.2       By-Laws of MLOA                             Filed as Exhibit 6(b) to Registration
                                                         Statement No. 33-13183 dated April 6, 1987
                                                         and incorporated by reference herein.

  10.1       Forms of MLOA's Policy Contract Riders      Filed as Exhibit 10.6 to MLOA's Annual
                                                         Report on Form 10-K for the fiscal year
                                                         ended December 31, 2002 and incorporated by
                                                         reference herein.

  10.2       Amended and Restated Services Agreement     Filed herewith
             between MLOA and AXA Equitable Life
             Insurance Company dated as of
             February 1, 2005

   21        Subsidiaries of the registrant              Omitted pursuant to General Instruction I
                                                         of Form 10-K

  31.1       Section 302 Certification made by the
             registrant's Chief Executive Officer        Filed herewith

  31.2       Section 302 Certification made by the
             registrant's Chief Financial Officer        Filed herewith

  32.1       Section 906 Certification made by the
             registrant's Chief Executive Officer        Filed herewith

  32.2       Section 906 Certification made by the
             registrant's Chief Financial Officer        Filed herewith