Form 10-Q
period 2005-03-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2005-05-16
CIK 835357

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

                  For the quarterly period ended March 31, 2005


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


                                   ----------

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

      No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of May 16, 2005.

      As of May 16, 2005, 2,500,000 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

      Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

================================================================================

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                                                                            Page
PART I  FINANCIAL INFORMATION

Item 1:  Unaudited GAAP Financial Statements                                  3

         o  Balance Sheets, March 31, 2005 and December 31, 2004              3

         o  Statements of Operations, Three Months Ended March 31, 2005
            (Successor) and Three Months Ended March 31, 2004 (Predecessor)   4

         o  Statement of Shareholder's Equity, Three Months Ended
            March 31, 2005 (Successor)                                        5

         o  Statements of Cash Flows, Three Months Ended March 31, 2005
            (Successor) and Three Months Ended March 31, 2004 (Predecessor)   6

         o  Notes to Financial Statements                                     7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ("Management Narrative")                  14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk*         18

Item 4:  Controls and Procedures                                             18

PART II OTHER INFORMATION

Item 1:  Legal Proceedings                                                   19

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3:  Defaults Upon Senior Securities                                     19

Item 4:  Submission of Matters to a Vote of Security Holders                 19

Item 5:  Other Information                                                   19

Item 6:  Exhibits                                                            19

SIGNATURES                                                                   20

----------
* Omitted pursuant to General Instruction H to Form 10-Q.

PART I    FINANCIAL INFORMATION

           ITEM 1:   Unaudited GAAP Financial Statements

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                  March 31,      December 31,
                                                                                                    2005             2004
                                                                                                    ----             ----
                                                                                                        (In Millions)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value.............................    $      2,040.1   $      1,927.2
   Mortgage loans on real estate............................................................             372.4            373.2
   Policy loans.............................................................................              94.5             93.0
   Real estate held for the production of income............................................               1.5              1.5
   Other invested assets....................................................................              49.4             57.2
                                                                                                --------------   --------------
          Total investments.................................................................           2,557.9          2,452.1
                                                                                                --------------   --------------
Cash and cash equivalents...................................................................              55.2            198.8
Amounts due from reinsurers.................................................................              86.4             76.0
Deferred policy acquisition costs...........................................................              81.5             57.3
Value of business acquired..................................................................             363.7            354.8
Other assets................................................................................              59.6             23.8
Separate Accounts' assets...................................................................           3,587.7          3,732.2
                                                                                                --------------   --------------

Total Assets   .............................................................................    $      6,792.0   $      6,895.0
                                                                                                ==============   ==============

LIABILITIES
Policyholders' account balances.............................................................    $      2,145.4   $      2,140.6
Future policy benefits and other policyholders liabilities..................................             360.1            352.4
Other liabilities...........................................................................             105.3             48.1
Note payable to affiliate...................................................................              36.1             36.8
Income taxes payable........................................................................              35.1             45.2
Separate Accounts' liabilities..............................................................           3,587.7          3,732.2
                                                                                                --------------   --------------
       Total liabilities....................................................................           6,269.7          6,355.3
                                                                                                --------------   --------------

Commitments and contingencies (Note 7)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and
   outstanding..............................................................................               2.5              2.5
Capital in excess of par value..............................................................             495.8            495.8
Retained earnings...........................................................................              26.4             26.5
Accumulated other comprehensive (loss)/income...............................................              (2.4)            14.9
                                                                                                ---------------  --------------
       Total shareholder's equity...........................................................             522.3            539.7
                                                                                                --------------   --------------

Total Liabilities and Shareholder's Equity..................................................    $      6,792.0   $      6,895.0
                                                                                                ==============   ==============

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            Three Months     Three Months
                                                                                                Ended           Ended
                                                                                              March 31,        March 31,
                                                                                                2005             2004
                                                                                                ----             ----
                                                                                            (SUCCESSOR)      (PREDECESSOR)
                                                                                                    (In Millions)
REVENUES:
Universal life and investment-type product policy fee income...........................    $       48.0     $       43.8
Premiums...............................................................................            20.9             38.5
Net investment income..................................................................            35.1             29.5
Investment gains, net..................................................................             0.8              0.7
Other income...........................................................................             2.6             12.9
                                                                                            -----------      -----------
        Total revenues.................................................................           107.4            125.4
                                                                                            -----------      -----------

BENEFITS AND OTHER DEDUCTIONS:
Policyholders' benefits................................................................            44.0             42.4
Interest credited to policyholders' account balances...................................            21.3             23.8
Compensation and benefits..............................................................            14.9             24.4
Commissions............................................................................            26.3             38.0
Interest expense.......................................................................             0.6              0.7
Amortization of deferred policy acquisition costs and value of business acquired.......             9.2             16.9
Capitalization of deferred policy acquisition costs ...................................           (26.1)           (43.9)
Rent expense...........................................................................             3.4              5.5
Other operating costs and expenses.....................................................            14.5             15.7
                                                                                            -----------      -----------
          Total benefits and other deductions..........................................           108.1            123.5
                                                                                            -----------      -----------

(Loss)/earnings before income taxes and cumulative effect of a change in accounting
  principle............................................................................            (0.7)             1.9
Income tax benefit/(expense)...........................................................             0.6             (0.1)
                                                                                            -----------      -----------
Net (loss)/earnings before cumulative effect of a change in accounting principle.......            (0.1)             1.8
Cumulative effect on prior periods of the adoption of SOP 03-1, net of taxes...........             -                3.8
                                                                                            -----------      -----------
Net (Loss)/Earnings....................................................................     $      (0.1)     $       5.6
                                                                                            ===========      ===========

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                        STATEMENT OF SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                  Accumulated
                                                                   Capital                           Other              Total
                                                      Common      In Excess        Retained       Comprehensive     Shareholder's
                                                       Stock       of Par          Earnings       Income/(Loss)         Equity
                                                   -------------  ---------      ------------   ----------------    -------------
                                                                                 (In Millions)
Balance, December 31, 2004........................ $         2.5  $   495.8      $       26.5   $           14.9     $      539.7
Comprehensive loss:
        Net loss..................................                                       (0.1)                               (0.1)
        Other comprehensive loss..................                                                         (17.3)           (17.3)
                                                   -------------  ---------      ------------   ----------------    -------------
                Comprehensive loss................                                                                          (17.4)
                                                   -------------  ---------      ------------   ----------------    -------------
Balance, March 31, 2005........................... $         2.5  $   495.8      $       26.4   $           (2.4)    $      522.3
                                                   =============  =========      ============   ================     ============


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                             Three Months    Three Months
                                                                                Ended           Ended
                                                                               March 31,       March 31,
                                                                                 2005            2004
                                                                                 ----            ----
                                                                             (SUCCESSOR)    (PREDECESSOR)
                                                                                    (In Millions)
Net (loss)/earnings........................................................  $    (0.1)      $     5.6
  Adjustments to reconcile net (loss)/earnings to net cash used in operating activities:
     Interest credited to policyholders' account balances..................       21.3            23.8
     Universal life and investment-type product policy fee income..........      (48.0)          (43.8)
     Change in accrued investment income...................................       (7.8)           (3.7)
     Investment gains......................................................       (0.8)           (0.7)
     Change in deferred policy acquisition costs and VOBA..................      (16.9)          (27.0)
     Change in future policy benefits......................................        2.8            (2.7)
     Change in other policyholders liabilities.............................       (1.2)            3.0
     Provision for depreciation and amortization...........................        3.7             0.7
     Cumulative effect of the adoption of SOP 03-1.........................        -              (5.9)
     Other, net............................................................       36.4           (28.2)
                                                                             ---------       ---------

Net cash used in operating activities......................................      (10.6)          (78.9)
                                                                             ---------       ---------

Cash flows from investing activities:
   Sales, maturities or repayments of:
      Fixed maturities.....................................................       35.8            68.2
      Mortgage loans on real estate........................................        3.3             3.7
   Acquisitions of investments:
      Fixed maturities.....................................................     (194.3)         (150.0)
      Mortgage loans on real estate........................................       (2.5)          (33.1)
      Other invested assets................................................        -              (0.1)
      Policy loans, net....................................................       (1.5)           (0.7)
                                                                             ---------       ---------

Net cash used in investing activities......................................     (159.2)         (112.0)
                                                                             ---------       ---------

Cash flows from financing activities:
   Policyholders' account balances:
      Deposits.............................................................       40.1           246.1
      Withdrawals and transfers to Separate Accounts.......................      (12.1)         (179.0)
   Repayment of note to affiliate..........................................       (0.7)           (0.7)
   Other, net..............................................................       (1.1)              -
                                                                             ---------       ---------

Net cash provided by financing activities..................................       26.2            66.4
                                                                             ---------       ---------

Net decrease in cash and cash equivalents..................................     (143.6)         (124.5)
Cash and cash equivalents, beginning of period.............................      198.8           180.9
                                                                             ---------       ---------

Cash and Cash Equivalents, End of Period...................................  $    55.2       $    56.4
                                                                             =========       =========

Supplemental cash flow information:
  Interest Paid............................................................  $     0.6       $     0.7
                                                                             =========       =========
  Income Taxes.............................................................  $       -       $       -
                                                                             =========       =========



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited financial statements reflect all adjustments necessary in the opinion of management for fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.

   The terms "first quarter 2005" and "first quarter 2004" refer to the three months ended March 31, 2005 and 2004, respectively. References in these financial statements to "Predecessor" refer to MLOA prior to July 1, 2004. References to "Successor" refer to MLOA on or after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments recorded in connection with the acquisition of MONY by the Holding Company.

   Certain reclassifications have been made in the prior period amounts to conform to the current presentation.

2. ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

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

   The adoption of SOP 03-1 resulted in a change in the method of determining liabilities associated with the no lapse guarantee feature contained in variable and interest-sensitive life contracts. While both MLOA's previous method of establishing the no lapse guarantee reserve and the SOP 03-1 method are based on accumulation of a portion of the charges for the no lapse guarantee feature, SOP 03-1 specifies a different approach for identifying the portion of the fee to be accrued and for establishing the related reserve.

   The adoption of SOP 03-1 as of January 1, 2004 resulted in an increase in the three months ended March 31, 2004 (Predecessor) net earnings of $3.8 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

   New Accounting Pronouncements
   -----------------------------

   On December 16, 2004, the FASB issued SFAS Statement No. 123(R), "Share-Based Payment". SFAS Statement No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No.
   123. Entities may further elect to apply SFAS No. 123(R) on a "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date. On April 14, 2005, the SEC adopted a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

   As more fully described in Note 8, MLOA is charged for services including personnel services and employee benefits provided by MONY Life employees, and, effective with the acquisition of MONY, AXA Equitable employees, on MLOA's behalf. MONY Life and AXA Financial elected under SFAS No. 123 to continue to account for stock-based compensation using the intrinsic value method and instead to provide only pro-forma disclosure of the effect on net earnings from applying the fair value based method. Consequently, adoption of SFAS No. 123(R) would be expected to result in recognition of compensation expense for certain types of AXA Financial's equity-settled awards, such as options to purchase AXA ADRs and AXA ordinary share options, for which no cost previously would have been charged to net earnings under the intrinsic value method. Similarly, certain types of AXA Financial's cash-settled awards, such as stock appreciation rights, may be expected to result either in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to the intrinsic value method. Management of AXA Financial currently is assessing the impact of adoption of SFAS No. 123(R), including measurement and reporting of related income tax effects, selection of an appropriate valuation model and determination of assumptions, as well as consideration of plan design issues.


3. INVESTMENTS

   Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ------------------------------------
                                                                                      2005                2004
                                                                                  (SUCCESSOR)         (PREDECESSOR)
                                                                                 ---------------     ----------------
                                                                                            (In Millions)

      Balances, beginning of year............................................... $        -          $       4.4
      Additions charged to income...............................................          -                  0.2
      Deductions for writedowns and asset dispositions..........................          -                  -
                                                                                 ---------------     ----------------
      Balances, end of period................................................... $        -          $       4.6
                                                                                 ===============     ================

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $        -          $       4.6
                                                                                 ---------------     ----------------
      Total..................................................................... $        -          $       4.6
                                                                                 ===============     ================

   For the first quarter of 2005 and of 2004, net investment income is shown net of investment expenses of $1.9 million and $4.5 million, respectively.

   As of March 31, 2005 and December 31, 2004, fixed maturities classified as available for sale had amortized costs of $2,047.1 million and $1,891.1 million, respectively.

   For the first quarter of 2005 and of 2004, proceeds received on sales of fixed maturities classified as available for sale amounted to $17.3 million and $43.0 million, respectively. Gross gains of $0.9 million and $1.3 million and gross losses of $0.4 million and $0.0 million were realized on these sales for the first quarter of 2005 and of 2004, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $43.0 million during the first quarter of 2005, resulting in a net unrealized loss balance of $6.9 million at March 31, 2005.

   Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                   March 31,         December 31,
                                                                                     2005                2004
                                                                                -----------------  -----------------
                                                                                           (In Millions)

      Impaired mortgage loans with investment valuation allowances............   $       -          $         -
      Impaired mortgage loans without investment valuation allowances.........           5.0                  3.4
                                                                                -----------------  -----------------
      Recorded investment in impaired mortgage loans..........................           5.0                  3.4
      Investment valuation allowances.........................................           -                    -
                                                                                -----------------  -----------------
      Net Impaired Mortgage Loans.............................................   $       5.0        $         3.4
                                                                                =================  =================

   There was no income recognized on impaired mortgage loans for the first quarter of 2005 and 2004, respectively.

   Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2005 and December 31, 2004, respectively, there are no mortgage loans on real estate that had been classified as nonaccrual loans.

   The following presents MLOA's investment in 1.2 million units in Alliance, an affiliate, which is included in other invested assets:

                                                                                   March 31,
                                                                                     2005
                                                                                ---------------
                                                                                 (In Millions)

      Balance, beginning of year .............................................   $      49.1
      Equity in net earnings..................................................           0.8
      Dividends received......................................................          (1.1)
                                                                                ---------------
      Balance, end of period..................................................   $      48.8
                                                                                ===============


4. GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

   A) Variable Annuity Contracts - GMDB and GMIB
      ------------------------------------------

   MLOA issues certain variable annuity contracts with GMDB and GMIB features that guarantee either:

     o Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

     o Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

     o Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

     o Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

   The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities:

                                                                GMDB                GMIB              Total
                                                           ----------------   -----------------  -----------------
                                                                               (In Millions)

      Balance at December 31, 2004.......................   $        1.0       $        0.1       $         1.1
        Paid guarantee benefits..........................           (0.8)               -                  (0.8)
        Other changes in reserve.........................            0.8                -                   0.8
                                                           ----------------   -----------------  -----------------
      Balance at March 31, 2005..........................   $        1.0       $        0.1       $         1.1
                                                           ================   =================  =================

      Balance at December 31, 2003.......................   $        0.9       $        0.1       $         1.0
        Paid guarantee benefits..........................           (1.1)               -                  (1.1)
        Other changes in reserve.........................            1.4                -                   1.4
                                                           ----------------   -----------------  -----------------
      Balance at March 31, 2004..........................   $        1.2       $        0.1       $         1.3
                                                           ================   =================  =================

   Related GMDB reinsurance ceded amounts were:

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                 ---------------------------------
                                                                                      2005              2004
                                                                                  (SUCCESSOR)      (PREDECESSOR)
                                                                                 ---------------   ---------------
                                                                                          (In Millions)

      Balances, beginning of year............................................... $        0.9      $        0.2
         Paid guarantee benefits ceded..........................................          0.8               -
         Other changes in reserve...............................................         (0.5)              -
                                                                                 ---------------   ---------------
      Balances, End of Period................................................... $        1.2      $        0.2
                                                                                 ===============   ===============

      The March 31, 2005 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                 Return
                                                   of
                                                Premium       Ratchet        Roll-Up         Combo           Total
                                             ------------ ---------------  -------------  -------------  ------------
                                                                       (Dollars In Millions)

      GMDB:
        Account value (1)..............     $    1,103     $    1,962           N.A.       $     201      $   3,266
        Net amount at risk, gross......     $       17     $      260           N.A.       $      12      $     289
        Net amount at risk, net of
          amounts reinsured............     $       17     $      245           N.A.       $       0      $     262
        Average attained age of
          contractholders..............           60.9           60.6           N.A.            59.7           61.1
        Percentage of contractholders
          over age 70..................           17.5%          14.7%          N.A.            11.3%          17.9%
        Guaranteed minimum return
          rates........................           N.A.           N.A.           N.A.             5.0%           5.0%

      GMIB:
        Account value (2)..............           N.A.           N.A.      $     201            N.A.      $     201
        Net amount at risk, gross......           N.A.           N.A.      $       0            N.A.      $       0
        Net amount at risk, net of
          amounts reinsured............           N.A.           N.A.      $       0            N.A.      $       0
        Weighted average years
          remaining until earliest
          annuitization...............            N.A.           N.A.            7.3            N.A.            7.3
         Guaranteed minimum return
           rates.......................           N.A.           N.A.            5.0%           N.A.            5.0%

----------------------
(1) Includes General Account balances of $210 million, $323 million and $33 million, respectively, for a total of $566 million.
(2)  Includes General Account balances of $33 million.

   B) Separate Account Investment by Investment Category Underlying GMDB and
      ----------------------------------------------------------------------
      GMIB Features
      -------------

   The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option which is part of the General Account and variable investment options which invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees. The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees. Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive.

               Investment in Variable Insurance Trust Mutual Funds

                                                                                    March 31,        December 31,
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (In Millions)

      GMDB:
         Equity...............................................................    $    2,092        $    2,209
         Fixed income.........................................................           438               452
         Balanced.............................................................            64                67
         Other................................................................           106               108
                                                                                 ----------------  ------------------
         Total................................................................    $    2,700        $    2,836
                                                                                 ================  ==================

      GMIB:
         Equity...............................................................    $      123        $      126
         Fixed income.........................................................            37                37
         Balanced.............................................................             3                 3
         Other................................................................             5                 4
                                                                                 ----------------  ------------------
         Total................................................................    $      168        $      170
                                                                                 ================  ==================

   C) Variable and Interest-Sensitive Life Insurance Policies - No Lapse
      ------------------------------------------------------------------
      Guarantee
      ---------

   The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At March 31, 2005 and December 31, 2004 MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

5. VALUE OF BUSINESS ACQUIRED

   The following presents MLOA's VOBA asset as of March 31, 2005, related to the Holding Company's acquisition of MONY:

                                                                               Less:               Less:
                                                        Gross Carrying      Accumulated          Impact of
                                                            Amount         Amortization (1)     Recapture (2)       Net
                                                        --------------     ----------------     -------------       ---
                                                                                      (In Millions)
   VOBA...........................................       $     416.5        $     (20.7)        $     (32.1)    $     363.7
                                                         ===========        ============        ============    ===========

   For the three months ended March 31, 2005, total amortization expense related to VOBA was $7.1 million. VOBA amortization is estimated to range between $36.0 million and $46.0 million annually over the next five years.

   -------------
   (1) Includes reactivity to unrealized investment gains and losses.
   (2) The impact of recapture shown above relates to the December 31, 2004 recapture by USFL of level premium term insurance contracts previously ceded to MLOA under the modified coinsurance agreement between MLOA and USFL.

6. INCOME TAXES

   Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

7. LITIGATION

   There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2004, except as described below:

   In Goshen, in April 2005, plaintiffs filed a motion for leave to appeal with the Court of Appeals.

   In McLean, in April 2005, claims of the individual Illinois plaintiffs were settled and the case has been dismissed.

   Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted above or in MLOA's Notes to Financial Statements for the year ended December 31, 2004, the ultimate resolution of the litigations described above or previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2004 should not have a material adverse effect on the financial position of MLOA. Except as previously noted, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above or previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2004 will have a material adverse effect on MLOA's results of operations in any particular period.

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

8. RELATED PARTY TRANSACTIONS

   Under its respective service agreements with affiliates AXA Equitable (Successor Period) and MONY Life (Predecessor Period), personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by MLOA. As a result of such allocations, MLOA incurred expenses of $30.7 million and $42.5 million for first quarter 2005 and 2004, respectively. At March 31, 2005 MLOA had a payable to AXA Equitable in connection with its current service agreement of $30.7 million. At December 31, 2004 MLOA had a receivable from MONY Life in connection with its predecessor service agreement of $2.3 million.

   In addition to the service agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements was $0.9 million and $1.8 million for first quarter 2005 and 2004, respectively. In addition, MLOA had an intercompany payable of $0.4 million and $0.2 million at March 31, 2005 and December 31, 2004, respectively, related to these agreements.

   As of December 31, 2004, USFL recaptured all of the term life policies that had previously been assumed by MLOA under its MODCO agreement with USFL. The MODCO agreement remains in effect with USFL for the universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005. MLOA's statements of operations include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

                                                      Three Months     Three Months
                                                         Ended            Ended
                                                        March 31,       March 31,
                                                          2005             2004
                                                      ------------    -------------
                                                       (SUCCESSOR)    (PREDECESSOR)
                                                             (In Millions)
REVENUES:
Universal life and investment-type product policy
   fees............................................   $        4.3    $      3.6
Premiums ..........................................            3.2          25.4
Investment gains, net .............................           (1.3)          5.1
                                                      ------------    ----------
                                                               6.2          34.1
                                                      ------------    ----------
BENEFITS AND EXPENSES:
Benefits to policyholders..........................            2.8          21.7
Interest credited to policyholders' account
   balances........................................            1.3           1.1
Amortization of deferred policy acquisition costs
   and value of business acquired..................            0.8           4.2
Capitalization of deferred policy acquisition
   costs ..........................................           (8.4)        (16.1)
Commissions........................................           12.0          21.3
                                                      ------------    ----------
                                                               8.5          32.2
                                                      ------------    ----------
(Loss)/earnings before income taxes and
   cumulative effect of a change in accounting
   principle.......................................   $       (2.3)   $      1.9
                                                      ============    ==========

   At March 31, 2005 and December 31, 2004, MLOA recorded a payable of $38.3 million and $27.8 million, respectively, to USFL in connection with this agreement.

   MLOA recognized (losses) income of $(1.4) million and $5.2 million for first quarter 2005 and 2004, respectively, on the embedded derivative within the MODCO agreement with USFL. In addition, MLOA had a swap asset of $1.9 million and $3.3 million at March 31, 2005 and December 31, 2004, respectively, related to this embedded derivative.

   On March 5, 1999, MLOA borrowed $50.5 million from MONY Benefit Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of March 31, 2005 is $36.1 million.

9. STOCK OPTIONS

   Although MLOA has no employees, under its respective service agreements with AXA Equitable (Successor Period) and MONY Life (Predecessor Period), MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. MLOA's affiliates account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. The following table reflects the effect on net income if compensation expense as related to options awarded under those plans had been determined based on SFAS No. 123's fair value based method:

                                                         Three Months      Three Months
                                                            Ended             Ended
                                                          March 31,         March 31,
                                                            2005              2004
                                                         -----------      -------------
                                                         (SUCCESSOR)      (PREDECESSOR)
                                                                 (In Millions)
Net (Loss)/Earnings as reported....................      $      (0.1)      $      5.6
Less: total stock-based employee compensation
  expense determined under fair value method for
  all awards, net of income tax....................              0.6              0.8
                                                         -----------      -----------
Pro Forma Net (Loss) Earnings......................      $      (0.7)      $      4.8
                                                         ===========      ===========

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for MLOA that follows should be read in conjunction with the Financial Statements, the related Notes to Financial Statements and the information discussed under Forward-Looking Statements included in this Form 10-Q, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in MLOA's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").

RESULTS OF OPERATIONS

The acquisition of MONY by the Holding Company on July 8, 2004 resulted in a new basis of accounting for the successor period beginning July 1, 2004. Information relating to the predecessor period prior to the completion of the acquisition is presented using MLOA's historical basis of accounting.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The loss before income taxes and cumulative effect of a change in accounting principle was $0.7 million for the first three months of 2005, a decrease of $2.6 million from earnings before income taxes and cumulative effect of a change in accounting principle of $1.9 million for the first three months of 2004. The net loss for MLOA was $(0.1) million for the first three months of 2005, down from earnings of $5.6 million for the first three months of 2004. In first quarter 2004, MLOA recorded earnings of $3.8 million (net of related income taxes of $2.1 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the first three months of 2005 decreased $18.0 million as compared to the first three months of 2004.

Universal life and investment type policy fee income was $48.0 million, $4.2 million higher than the first three months of 2004, principally due to increased account balances primarily as a result of predecessor period growth in the Universal Life and FPVA product lines. Premiums totaled $20.9 million for the first three months of 2005, a $17.6 million decrease from the prior year, principally due to a decrease in premiums assumed under the MODCO agreement with USFL attributable to the December 31, 2004 recapture by USFL of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement partially offset by an increase in renewal premiums on level term business attributable to growth of the in-force block of business.

Net investment income was $35.1 million, $5.6 million higher than the first three months of 2004. The increase was principally due to increased income on fixed maturities as a result of a higher average asset base and a decrease in investment related expenses attributable to cost reductions associated with AXA Financial's integration of the MONY Companies.

Investment gains, net were $0.8 million for the first three months of 2005 compared to $0.7 million for the first three months of 2004.

There was a $10.3 million decrease in other income to $2.6 million in the first three months of 2005 from $12.9 million for the first three months of 2004. The decrease was principally attributable to a $6.6 million decrease in the value of the embedded derivative related to the reinsurance agreement with USFL and a $2.7 million insurance recovery recorded in first quarter 2004.

Benefits and Other Deductions. Total benefits and other deductions for the first three months of 2005 decreased $15.4 million to $108.1 million from $123.5 million for the first three months of 2004.

Policyholders' benefits increased $1.6 million to $44.0 million in the first three months of 2005, resulting principally from an increase in CSVUL and SVUL death claims offset by a decrease in assumed benefits under the MODCO treaty with USFL and a decrease in the change in reserves due to reduced sales of certain annuity products.

The $2.5 million decrease in interest credited to policyholders' account balances to $21.3 million for the first three months of 2005 was principally due to a decrease in fund balances attributable to an increase in FPVA surrenders.

Compensation and benefits decreased $9.5 million to $14.9 million for the first three months of 2005 from $24.4 million for the first three months of 2004 principally due to cost reductions associated with AXA Financial's integration of the MONY Companies.

Commissions decreased $11.7 million during the first three months of 2005 to $26.3 million principally due to a decrease in the reinsurance expense allowance paid to USFL as a result of the recapture by USFL on December 31, 2004 of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement.

Amortization of DAC and VOBA decreased $7.7 million to $9.2 million for the first three months of 2005 due principally to the impact of new basis accounting in the successor period. Amortization of VOBA resulting from the new purchase accounting basis in the successor period was $7.1 million.

DAC capitalization of $26.1 million for the first three months of 2005 decreased $17.8 million from $43.9 million in the first three months of 2004 due to a decrease in commissions and deferrable operating expenses in the successor period.

Rent expense decreased $2.1 million, reflecting the cost reductions associated with AXA Financial's integration of the MONY Companies.

Other operating costs and expenses totaling $14.5 million for the first three months of 2005 decreased by $1.2 million from $15.7 million for the comparative 2004 period, primarily due to cost reductions associated with AXA Financial's integration of the MONY Companies.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for the first three months of 2005 decreased from comparative prior year levels by $241.7 million to $132.7 million. The decrease was principally attributable to a reduction in new sales of certain life insurance and annuity products following the acquisition of MONY by the Holding Company as certain products previously offered by MLOA have been replaced by AXA Financial's products and a decrease in COLI and BOLI sales. Sales of annuities in the first three months of 2005 totaled $43.5 million, a 60.0% decrease from the first three months of 2004, as a result of the decrease in MLOA's product sales.

Surrenders and Withdrawals. When totals for the first three months of 2005 are compared to the first three months of 2004, surrenders and withdrawals increased from $138.7 million to $144.2 million with an increase of $14.6 million reported for individual annuities offset by respective decreases of $8.9 million and $0.2 million reported for variable and interest-sensitive life products and traditional life insurance products. The annualized annuities surrender rate increased to 12.8% in the 2005 period from 12.2% in the 2004 period, while the individual life surrender rates showed a decrease from 6.2% in the 2004 period to 4.0% in the 2005 period. The decrease in surrenders on life insurance products is primarily attributable to large COLI surrenders in first quarter 2004. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

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

Market Risk. MLOA's businesses are subject to market risks arising from its insurance asset/liability management activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in
Note 13 of Notes to Financial Statements, both contained in the 2004 Form 10-K.

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

Interest rate fluctuations, equity price movements and changes in credit quality may also affect invested assets held in the qualified pension plan which could impact future pension plan costs charged to MLOA under its service agreement with AXA Equitable pursuant to which personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.

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

In addition, the nature and extent of competition and the markets for products sold by MLOA may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2004 Form 10-K.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. MLOA, like other life insurers, is involved in such litigation and MLOA's results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcome in such litigations as well as in other material litigations pending against MLOA. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies, including, among others, state insurance departments and state securities agencies, could result in adverse publicity, sanctions and fines. In the last year, MLOA provided or is in the process of providing, information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide range of issues, including supervisory issues, valuation, suitability, replacements and exchanges of variable life insurance and annuities, finite risk reinsurance and related matters. At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanction could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings" contained in the 2004 Form 10-K.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on MLOA's statements of operations and shareholder's equity. See Note 3 of Notes to Financial Statements contained in the 2004 Form 10-K for pronouncements issued but not effective at December 31, 2004.

Regulation. The businesses conducted by MLOA are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of MLOA are subject to the supervision of the insurance regulators of each of the 49 states (not including New York), the District of Columbia and Puerto Rico. See "Business - Regulation" contained in the 2004 Form 10-K.

In addition to the foregoing, federal and state authorities are continuing to investigate various practices of insurers, principally in the property and casualty and related businesses (including general insurance lines), as well as the purchase or sale of nontraditional insurance products including finite risk reinsurance. While AXA Financial's insurance company subsidiaries do not have any material non-life insurance operations, other subsidiaries and affiliates of AXA Financial's parent, AXA, are involved in these areas and have received various inquiries and requests for information from federal and state authorities, to which they are in the process of responding. The concerned subsidiaries and affiliates of AXA intend to fully cooperate with these federal and state authorities. While, at this time, AXA Financial is unable to predict what actions, if any, regulators may take against any of these affiliated entities, any negative publicity associated with the AXA brand name generated by these inquiries (or by any actions or sanctions that may arise in connection with them) may result in general reputational damage to MLOA, which could adversely affect MLOA's results of operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4:  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, there has been no change in MLOA's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.

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

PART II               OTHER INFORMATION


Item 1.        Legal Proceedings

      See Note 7 of Notes to Financial Statements contained herein. Except as disclosed in Note 7 of Notes to Financial Statements contained herein, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2004 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

                     None

Item 3.        Defaults Upon Senior Securities

                     None

Item 4.        Submission of Matters to a Vote of Security Holders

                     None

Item 5.        Other Information

                     None

Item 6.        Exhibits

               Number                        Description
               ------    -------------------------------------------------------

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


Date: May 16, 2005            MONY LIFE INSURANCE COMPANY OF AMERICA

                              By:  /s/ STANLEY B. TULIN
                                   ---------------------------------------------
                                   Name:    Stanley B. Tulin
                                   Title:   Vice Chairman of the Board and
                                             Chief Financial Officer



Date: May 16, 2005            By:  /s/ ALVIN H. FENICHEL
                                   ---------------------------------------------
                                   Name:    Alvin H. Fenichel
                                   Title:   Senior Vice President and Controller