Form 10-Q
period 2005-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2005-08-15
CIK 835357

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                        Commission file number: 333-65423

                             ---------------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA
             (Exact name of Registrant as specified in its charter)

                             ---------------------

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

                             ---------------------

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of August 15, 2005.

As of August 15, 2005, 2,500,000 shares of the Registrant's Common Stock were outstanding.

                            REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

================================================================================

                    MONY LIFE INSURANCE COMPANY OF AMERICA

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1:     Unaudited GAAP Financial Statements                                2

            o  Balance Sheets, June 30, 2005 and December 31, 2004             2

            o  Statements of Operations, Three Months and Six Months
               Ended June 30, 2005 (Successor) and Three Months
               and Six Months Ended June 30, 2004 (Predecessor)                3

            o  Statement of Shareholder's Equity, Six Months Ended
               June 30, 2005 (Successor)                                       4

            o  Statements of Cash Flows, Six Months Ended
               June 30, 2005 (Successor) and Six Months Ended
               June 30, 2004 (Predecessor)                                     5

            o  Notes to Financial Statements                                   6


Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ("Management Narrative")      14

Item 3:     Quantitative and Qualitative Disclosures About Market Risk*       18

Item 4:     Controls and Procedures                                           18

PART II   OTHER INFORMATION

Item 1:     Legal Proceedings                                                 19

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3:     Defaults Upon Senior Securities                                   19

Item 4:     Submission of Matters to a Vote of Security Holders               19

Item 5:     Other Information                                                 19

Item 6:     Exhibits                                                          19

SIGNATURES                                                                   S-1

---

* Omitted pursuant to General Instruction H of Form 10-Q.

PART I    FINANCIAL INFORMATION

           ITEM 1:   Unaudited GAAP Financial Statements

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                  June 30,       December 31,
                                                                                                    2005             2004
                                                                                                    ----             ----
                                                                                                        (In Millions)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value.............................    $      2,114.6   $      1,927.2
   Mortgage loans on real estate............................................................             315.7            373.2
   Policy loans.............................................................................              94.7             93.0
   Real estate held for the production of income............................................               1.5              1.5
   Other invested assets....................................................................              53.5             57.2
                                                                                                --------------   --------------
          Total investments.................................................................           2,580.0          2,452.1
                                                                                                --------------   --------------
Cash and cash equivalents...................................................................              25.4            198.8
Amounts due from reinsurers.................................................................             100.8             76.0
Deferred policy acquisition costs...........................................................             107.8             57.3
Value of business acquired..................................................................             335.9            354.8
Other assets................................................................................              38.6             23.8
Separate Accounts' assets...................................................................           3,581.2          3,732.2
                                                                                                --------------   --------------
Total Assets................................................................................    $      6,769.7   $      6,895.0
                                                                                                ==============   ==============

LIABILITIES
Policyholders' account balances.............................................................    $      2,221.6   $      2,228.5
Future policy benefits and other policyholders liabilities..................................             279.3            264.5
Other liabilities...........................................................................              46.5             48.1
Note payable to affiliate...................................................................              35.3             36.8
Income taxes payable........................................................................              51.1             45.2
Separate Accounts' liabilities..............................................................           3,581.2          3,732.2
                                                                                                --------------   --------------
       Total liabilities....................................................................           6,215.0          6,355.3
                                                                                                --------------   --------------
Commitments and contingencies (Note 7)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and
   outstanding..............................................................................               2.5              2.5
Capital in excess of par value..............................................................             495.8            495.8
Retained earnings...........................................................................              39.9             26.5
Accumulated other comprehensive income......................................................              16.5             14.9
                                                                                                --------------   --------------
       Total shareholder's equity...........................................................             554.7            539.7
                                                                                                --------------   --------------

Total Liabilities and Shareholder's Equity..................................................    $      6,769.7   $      6,895.0
                                                                                                ==============   ==============


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                        ----------------------------        -----------------------------
                                                            2005              2004               2005              2004
                                                            ----              ----               ----              ----
                                                        (SUCCESSOR)      (PREDECESSOR)       (SUCCESSOR)      (PREDECESSOR)
                                                                                   (In Millions)
REVENUES
Universal life and investment-type product policy fee
   income............................................   $      33.4      $      38.9        $      81.4       $      82.7
Premiums.............................................          15.8             38.9               36.7              77.4
Net investment income................................          33.5             34.8               68.6              64.3
Investment (losses) gains, net.......................           -               (1.4)               0.8              (0.7)
Other income.........................................          11.4             (5.5)              14.0               7.4
                                                        -----------      -----------        -----------       -----------
      Total revenues.................................          94.1            105.7              201.5             231.1
                                                        -----------      -----------        -----------       -----------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................          21.1             38.4               65.1              80.8
Interest credited to policyholders' account balances.          17.1             30.3               38.4              54.1
Compensation and benefits............................           9.4             21.4               24.3              45.8
Commissions..........................................          32.1             43.7               58.4              81.7
Interest expense.....................................           0.6              0.6                1.2               1.3
Amortization of deferred policy acquisition costs and
   value of business acquired........................          13.3             17.8               22.5              34.7
Capitalization of deferred policy acquisition costs..         (29.8)           (49.9)             (55.9)            (93.8)
Rent expense.........................................           2.3              4.3                5.7               9.8
Other operating costs and expenses...................           8.6             26.3               23.1              42.0
                                                        -----------      -----------        -----------       -----------
      Total benefits and other deductions............          74.7            132.9              182.8             256.4
                                                        -----------      -----------        -----------       -----------


Earnings/(loss) before income taxes and cumulative
   effect of a change in accounting principle........          19.4            (27.2)              18.7             (25.3)
Income tax (expense)/benefit.........................          (5.9)            10.6               (5.3)             10.5
                                                        -----------      -----------        -----------       -----------
Net earnings/(loss) before cumulative effect of a
change in accounting principle.......................          13.5            (16.6)              13.4             (14.8)
Cumulative effect on prior periods of the adoption
   of SOP 03-1, net of taxes.........................          --               --                 --                 3.8
                                                        -----------      -----------        -----------       -----------
Net Earnings (Loss)..................................   $      13.5      $     (16.6)       $      13.4       $     (11.0)
                                                        ===========      ===========        ===========       ===========


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                        STATEMENT OF SHAREHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)



                                                                                                         ACCUMULATED
                                                                              CAPITAL                       OTHER          TOTAL
                                                                 COMMON      IN EXCESS      RETAINED     COMPREHENSIVE SHAREHOLDER'S
                                                                 STOCK         OF PAR       EARNINGS       INCOME        EQUITY
                                                                 -------     --------       --------       ------        ------
                                                                                          (In Millions)
BALANCE, DECEMBER 31, 2004.................................      $   2.5     $  495.8      $   26.5      $  14.9       $ 539.7
Comprehensive loss:
      Net earnings.........................................                                    13.4                       13.4
      Other comprehensive income                                                                             1.6           1.6
                                                                 -------     --------      --------      -------       -------
             Comprehensive income...........................                                                              15.0
                                                                 -------     --------      --------      -------       -------
BALANCE, JUNE 30, 2005.....................................      $   2.5     $  495.8      $   39.9      $  16.5       $ 554.7
                                                                 =======     ========      ========      =======       =======



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)





                                                                                              2005            2004
                                                                                              ----            ----
                                                                                           (SUCCESSOR)  (PREDECESSOR)
                                                                                                (In Millions)
Net earnings/(loss)...................................................................    $    13.4       $   (11.0)
  Adjustments to reconcile net earnings/(loss) to net cash used in operating activities:
     Interest credited to policyholders' account balances.............................         38.3            54.1
     Universal life and investment-type product policy fee income.....................        (81.4)          (82.7)
     Change in accrued investment income..............................................         (2.6)            4.7
     Investment (gains) losses, net...................................................         (0.8)            0.7
     Change in deferred policy acquisition costs and VOBA.............................        (33.3)          (60.8)
     Change in future policy benefits.................................................         12.3            (2.7)
     Change in other policyholders liabilities........................................         (7.8)           (1.5)
     Provision for depreciation and amortization......................................          7.3             1.5
     Cumulative effect of the adoption of SOP 03-1....................................           -             (5.9)
     Other, net.......................................................................         (4.7)           49.1
                                                                                          ---------       ---------

Net cash used in operating activities.................................................        (59.3)          (54.5)
                                                                                          ---------       ---------
Cash flows from investing activities:
  Sales, maturities or repayments of:
      Fixed maturities................................................................         67.3           431.5
      Mortgage loans on real estate...................................................         62.5            43.0
      Other invested assets...........................................................           -              0.1
  Acquisitions of investments:
      Fixed maturities................................................................       (257.1)         (272.4)
      Mortgage loans on real estate...................................................         (4.9)          (66.1)
      Other invested assets...........................................................         (0.1)           (0.2)
      Policy loans, net...............................................................         (1.6)           (3.0)
                                                                                          ---------       ---------

Net cash (used in)/provided by investing activities...................................       (133.9)          132.9
                                                                                          ---------       ---------

Cash flows from financing activities:
  Policyholders' account balances:
      Deposits........................................................................        296.6           478.8
      Withdrawals and transfers to Separate Accounts..................................       (277.2)         (337.1)
  Repayment of note to affiliate......................................................         (1.5)           (1.4)
  Other, net.........................................................................           1.9              -
                                                                                          ---------       ---------
Net cash provided by financing activities.............................................         19.8           140.3
                                                                                          ---------       ---------

Net (decrease)/increase in cash and cash equivalents..................................       (173.4)          218.7
Cash and cash equivalents, beginning of period........................................        198.8           180.9
                                                                                          ---------       ---------
Cash and Cash Equivalents, End of Period..............................................    $    25.4       $   399.6
                                                                                          =========       =========

Supplemental cash flow information:
  Interest Paid.......................................................................    $     1.2       $     1.3
                                                                                          =========       =========
  Income Taxes........................................................................    $      -        $      -
                                                                                          =========       =========


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

      The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited financial statements reflect all adjustments necessary in the opinion of management for fair statement of the financial position of MONY Life Insurance Company of America ("MLOA") and its results of operations and cash flows for the periods presented.

      The terms "second quarter 2005" and "second quarter 2004" refer to the three months ended June 30, 2005 and 2004, respectively. The terms "first half of 2005" and "first half of 2004" refer to the six months ended June 30, 2005 and 2004, respectively. References in these financial statements to "Predecessor" refer to MLOA prior to July 1, 2004. References to "Successor" refer to MLOA on or after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments recorded in connection with the acquisition of MONY by AXA Financial.

      In the second quarter 2004, the Company recorded adjustments related to prior quarters' calculations of reinsurance reserve credits and interest credited on certain life insurance and annuity products. The effect of these adjustments was to increase MLOA's net loss for the second quarter and the first half of 2004 by $6.2 million and $6.0 million.

      Certain reclassifications have been made in the prior period amounts to conform to the current presentation. The December 31, 2004 comparative balance sheet reflects the reclassification of $87.9 million in reserves on one of MLOA's interest-sensitive products from future policy benefits and other policyholders liabilities to policyholders' account balances.

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

      New Accounting Pronouncements
      -----------------------------

      On May 30, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting

                    MONY LIFE INSURANCE COMPANY OF AMERICA
      accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

3.    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 ----------------------------------
                                                                                      2005                2004
                                                                                      ----                ----
                                                                                  (SUCCESSOR)         (PREDECESSOR)
                                                                                            (In Millions)

      Balances, beginning of year............................................... $        -          $       4.4
      Additions charged to income...............................................          -                  0.3
      Deductions for writedowns and asset dispositions..........................          -                 (3.0)
                                                                                 ----------          -----------
       Balances, End of Period.................................................. $        -          $       1.7
                                                                                 ==========          ===========

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $        -          $       1.7
                                                                                 ----------          -----------
      Total..................................................................... $        -          $       1.7
                                                                                 ==========          ===========



      For the second quarter and the first half of 2005 and of 2004, net investment income is shown net of investment expenses of $1.7 million, $2.1 million, $3.6 million and $6.6 million, respectively.

                   MONY LIFE INSURANCE COMPANY OF AMERICA


      As of June 30, 2005 and December 31, 2004, fixed maturities classified as available for sale had amortized costs of $2,074.8 million and $1,891.1 million, respectively.

      For the first half of 2005 and of 2004, proceeds received on sales of fixed maturities classified as available for sale amounted to $17.3 million and $48.9 million, respectively. Gross gains of $0.9 million and $6.9 million and gross losses of $0.4 million and $10.0 million were realized on these sales for the first half of 2005 and of 2004, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $4.1 million during the first half of 2005, resulting in a net unrealized gain balance of $39.8 million at June 30, 2005.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:


                                                                                    June 30,         December 31,
                                                                                      2005               2004
                                                                                      ----               ----
                                                                                           (In Millions)
      Impaired mortgage loans with investment valuation allowances............   $       -          $         -
      Impaired mortgage loans without investment valuation allowances.........           5.2                  3.4
                                                                                 -----------        -------------
      Recorded investment in impaired mortgage loans..........................           5.2                  3.4
      Investment valuation allowances.........................................           -                    -
                                                                                 -----------        -------------
      Net Impaired Mortgage Loans.............................................   $       5.2        $         3.4
                                                                                 ===========        =============


     There was no interest income recognized on impaired mortgage loans for the second quarter and the first half of 2005 and 2004, respectively.

     Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2005 and December 31, 2004, respectively, there were no mortgage loans on real estate that had been classified as nonaccrual loans.

     The following presents MLOA's investment in 1.2 million units in Alliance, an affiliate, which is included in other invested assets:

                                                               June 30,
                                                                 2005
                                                                 ----
                                                            (In Millions)

      Balance, beginning of year ........................   $      49.1
      Equity in net earnings.............................           1.8
      Dividends received.................................          (1.9)
                                                            -----------
      Balance, End of Period.............................   $      49.0
                                                            ===========


4. GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

   A) Variable Annuity Contracts - GMDB and GMIB
      ------------------------------------------
      MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee either:

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

                     MONY LIFE INSURANCE COMPANY OF AMERICA

      o Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities in 2005:



                                                                GMDB                GMIB             Total
                                                            ------------       ------------       -------------
                                                                               (In Millions)
      Balance at December 31, 2004.......................   $        1.0       $        0.1       $         1.1
        Paid guarantee benefits..........................           (1.4)               -                  (1.4)
        Other changes in reserve.........................            1.2                0.1                 1.3
                                                            ------------       ------------       -------------
      Balance at June 30, 2005...........................   $        0.8       $        0.2       $         1.0
                                                            ============       ============       =============


      Related GMDB reinsurance ceded amounts were:

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 -------------------------------
                                                                                      2005              2004
                                                                                      ----              ----
                                                                                  (SUCCESSOR)      (PREDECESSOR)
                                                                                          (In Millions)
      Balances, beginning of year............................................... $       (0.9)     $        0.2
         Paid guarantee benefits ceded..........................................          -                 -
         Other changes in reserve...............................................          1.3               -
                                                                                 ------------      ------------
      Balances, End of Period................................................... $        0.4      $        0.2
                                                                                 ============      ============

      The June 30, 2005 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                     MONY LIFE INSURANCE COMPANY OF AMERICA





                                                 Return
                                                   of
                                                Premium      Ratchet        Roll-Up          Combo         Total
                                             ------------   ------------  -----------    -------------   --------
                                                                           (In Millions)
      GMDB:
      -----
        Account values invested in:
             General Account...........     $     206      $     320          N.A.       $    34         $    560
             Separate Accounts.........     $     881      $   1,622          N.A.       $   166         $  2,669
        Net amount at risk, gross......     $      15      $     264          N.A.       $    29         $    308
        Net amount at risk, net of
          amounts reinsured............     $      15      $     220          N.A.       $     0         $    235
        Average attained age of
          contractholders..............          61.0           60.7          N.A.          59.8             60.8
        Percentage of contractholders
          over age 70..................          17.8%          15.1%         N.A.          11.4%            16.0%
        Guaranteed minimum return
          rates........................          N.A.           N.A.          N.A.           5.0%            N.A.

      GMIB:
      -----
        Account values invested in:
             General Account...........          N.A.           N.A.      $     34          N.A.         $     34
             Separate Accounts.........          N.A.           N.A.      $    166          N.A.         $    166
        Net amount at risk, gross......          N.A.           N.A.      $      0          N.A.         $      0
        Net amount at risk, net of
          amounts reinsured............          N.A.           N.A.      $      0          N.A.         $      0
        Weighted average years
          remaining until earliest
          annuitization................          N.A.           N.A.           7.4          N.A.              7.4
         Guaranteed minimum return
           rates.......................          N.A.           N.A.           5.0%         N.A.             N.A.


      B) Separate Account Investments by Investment Category Underlying GMDB and
         -----------------------------------------------------------------------
         GMIB Features
         -------------

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

                     MONY LIFE INSURANCE COMPANY OF AMERICA

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS



                                                                                    June 30,         December 31,
                                                                                      2005               2004
                                                                                      ----               ----
                                                                                            (In Millions)
      GMDB:
         Equity...............................................................    $    2,072        $    2,209
         Fixed income.........................................................           435               452
         Balanced.............................................................            63                67
         Other................................................................            99               108
                                                                                  ----------        ----------
         Total................................................................    $    2,669        $    2,836
                                                                                  ==========        ==========

      GMIB:
         Equity...............................................................    $      124        $      126
         Fixed income.........................................................            35                37
         Balanced.............................................................             3                 3
         Other................................................................             4                 4
                                                                                  ----------        ----------
         Total................................................................    $      166        $      170
                                                                                  ==========        ==========


      C)  Variable and Interest-Sensitive Life Insurance Policies - No
          ------------------------------------------------------------
          Lapse Guarantee
          ---------------

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At June 30, 2005 and December 31, 2004 MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

5.    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset as of June 30, 2005, related to AXA Financial's acquisition of MONY:



                                                                             Less:           Less:
                                                      Gross Carrying   Accumulated         Impact of
                                                          Amount      Amortization (1)    Recapture (2)         Net
                                                          ------      ----------------    -------------         ---
                                                                                 (In Millions)
        VOBA..........................................   $     416.5      $     (48.5)    $     (32.1)    $     335.9
                                                         ===========      ============    ============    ===========


      For the second quarter and the first half of 2005, total amortization expense related to VOBA was $10.2 million and $17.3 million, respectively. VOBA amortization is estimated to range between $36.0 million and $46.0 million annually over the next five years.

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

                     MONY LIFE INSURANCE COMPANY OF AMERICA

7.    LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2004, except as described below:

      In GOSHEN, in April 2005, plaintiffs filed a motion for leave to appeal with the Court of Appeals. In June 2005, the Court of Appeals denied plaintiffs' motion.

      In MCLEAN, in April 2005, claims of the individual Illinois plaintiffs (Brown) were settled and their case has been dismissed. In June 2005, the court denied a motion for reargument filed by the putative class representatives in May 2005 related to a dismissal of their case in November 2003. In July 2005, plaintiffs filed a notice of appeal.

      Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted in MLOA's Notes to Financial Statements for the year ended December 31, 2004, the ultimate resolution of the litigations described above or previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2004 should not have a material adverse effect on the financial position of MLOA. Except as previously noted, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above or previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2004 will have a material adverse effect on MLOA's results of operations in any particular period.

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

8.    RELATED PARTY TRANSACTIONS

      Under its respective service agreements with affiliates AXA Equitable (Successor Period) and MONY Life (Predecessor Period), personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by MLOA. As a result of such allocations, the Company incurred expenses of $19.7 million and $46.2 million for the second quarter 2005 and 2004, respectively, and $50.3 million and $88.7 million for the first half of 2005 and 2004, respectively. At June 30, 2005 MLOA had a receivable from AXA Equitable in connection with its current service agreement of $2.8 million. At December 31, 2004 MLOA had a receivable from MONY Life in connection with its predecessor service agreement of $2.3 million.

      In addition to the service agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements was $0.6 million and $1.4 million for the second quarter 2005 and 2004, respectively, and $1.5 million and $3.0 million for the first half of 2005 and 2004, respectively. In addition, MLOA had an intercompany payable of $0.0 million and $0.2 million at June 30, 2005 and December 31, 2004, respectively, related to these agreements.

      As of December 31, 2004, USFL recaptured all of the term life policies that had previously been assumed by MLOA under its MODCO agreement with USFL. The MODCO agreement remains in effect with USFL for the universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005. MLOA's statements of operations for the second quarter and the first half of 2005 and 2004, respectively, include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

                     MONY LIFE INSURANCE COMPANY OF AMERICA




                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                     ----------------------------------   -------------------------------
                                                           2005             2004               2005             2004
                                                           ----             ----               ----             ----
                                                       (SUCCESSOR)      (PREDECESSOR)      (SUCCESSOR)      (PREDECESSOR)
                                                                               (In Millions)
REVENUES:
Universal life and investment-type product policy
   fees............................................  $        4.5      $        3.7      $        8.8      $        7.3
Premiums ..........................................           6.0              27.8               9.2              53.2
Other income ......................................           4.2              (9.8)              2.8              (4.7)
                                                     ------------      ------------      ------------      ------------
                                                             14.7              21.7              20.8              55.8
                                                     ------------      ------------      ------------      ------------

BENEFITS AND EXPENSES:
Benefits to policyholders..........................           5.6              19.0              10.4              40.7
Interest credited to policyholders' account                   1.4               1.2               2.7               2.3
   balances........................................
Amortization of deferred policy acquisition costs
   and value of business acquired..................           1.8               4.5               2.8               8.7
Capitalization of deferred policy acquisition
   costs ..........................................         (12.0)            (17.3)            (20.4)            (33.4)
Commissions........................................          14.3              23.0              25.2              44.3
                                                     ------------      ------------      ------------      ------------
                                                             11.1              30.4              20.7              62.6
                                                     ------------      ------------      ------------      ------------

Earnings/(Loss) Before Income Taxes and
Cumulative Effect of a Change in Accounting
Principle..........................................  $        3.6      $       (8.7)     $        0.1      $       (6.8)
                                                     ============      ============      ============      ============


      At June 30, 2005 and December 31, 2004, MLOA recorded a payable of $15.3 million and $27.8 million, respectively, to USFL in connection with this agreement.

      MLOA recognized income (losses) of $4.2 million and $(9.8) million for the second quarter 2005 and 2004, respectively, and $2.8 million and $(4.6) million for the first half of 2005 and 2004, respectively, related to the change in value of the embedded derivative within the MODCO agreement with USFL. MLOA had an asset of $6.1 million and $3.3 million at June 30, 2005 and December 31, 2004, respectively, related to this embedded derivative.

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


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                   --------------------------------     -------------------------------
                                                         2005             2004               2005             2004
                                                         ----             ----               ----             ----
                                                     (SUCCESSOR)      (PREDECESSOR)      (SUCCESSOR)      (PREDECESSOR)
                                                                               (In Millions)
Net earnings/(loss) as reported................... $       13.5      $      (16.6)     $       13.4      $      (11.0)
Less: total stock-based employee compensation
expense determined under fair value method for all
awards, net of income tax.........................          0.6               0.5               1.2               1.9
                                                   ------------      ------------      ------------      ------------
Pro Forma Net Earnings (Loss)..................... $       12.9      $      (17.1)     $       12.2      $      (12.9)
                                                   ------------      ------------      ------------      ------------

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for MLOA that follows should be read in conjunction with the Financial Statements, the related Notes to Financial Statements and the information discussed under Forward-Looking Statements and Risk Considerations included in this Form 10-Q, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in MLOA's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").

RESULTS OF OPERATIONS

The acquisition of MONY by AXA Financial on July 8, 2004 resulted in a new basis of accounting for the successor period beginning July 1, 2004. Information relating to the predecessor period prior to the completion of the acquisition is presented using MLOA's historical basis of accounting. The following management narrative should be read taking into account not only this new accounting basis but also other significant changes to MLOA's operations following AXA Financial's acquisition of MONY, including, but not limited to: (1) USFL's December 31, 2004 recapture of all term life policies that had previously been assumed by MLOA under its MODCO agreement with USFL (which remains in effect for the universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005); (2) significant MLOA cost reductions associated with AXA Financial's integration of the MONY Companies; and (3) the recent discontinuation of new sales of certain insurance and annuity products offered by MLOA, including all non-variable universal life products, all single premium immediate annuity products and most variable annuity products.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Earnings before income taxes and cumulative effect of a change in accounting principle were $18.7 million for the first six months of 2005, an increase of $44.0 million from a loss before income taxes and cumulative effect of a change in accounting principle of $(25.3) million for the first six months of 2004. Net earnings for MLOA were $13.4 million for the first six months of 2005, up from a net loss of $(11.0) million for the first six months of 2004. In first quarter 2004, MLOA recorded earnings of $3.8 million (net of related income taxes of $2.1 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the first six months of 2005 decreased $29.6 million as compared to the first six months of 2004.

Universal life and investment type policy fee income was $81.4 million, $1.3 million lower than the first six months of 2004, principally due to lower fees earned on life insurance products offset by adjustments in the predecessor period related to prior quarters' calculations of reinsurance reserve credits.

Premiums totaled $36.7 million for the first six months of 2005, a $40.7 million decrease from the first six months of 2004, principally due to a decrease in premiums assumed under the MODCO agreement with USFL attributable to the December 31, 2004 recapture by USFL of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement. These decreases were partially offset by an increase in renewal premiums on level term business attributable to a higher in-force block of business for MLOA.

Net investment income was $68.6 million, $4.3 million higher than the first six months of 2004. The increase was principally due to increased income on fixed maturities as a result of a higher average asset base and a decrease in investment related expenses attributable to cost reductions associated with AXA Financial's integration of the MONY Companies.

Investment gains, net were $0.8 million for the first six months of 2005 compared to investment losses, net of $(0.7) million for the first six months of 2004. The increase was principally attributable to gains on sales of fixed maturities of $0.9 million compared to losses of $3.4 million in the first six months of 2004, partially offset by gains on sales of mortgage loans in the prior year period of $2.7 million.

There was a $6.6 million increase in other income to $14.0 million for the first six months of 2005 from $7.4 million for the first six months of 2004. The increase was principally attributable to a $2.8 million increase in the value of the embedded derivative related to the reinsurance agreement with USFL in the first half of 2005 compared to a decrease of $4.6 million in the first half of 2004 and a $1.8 million increase in equity in net earnings from the investment in Alliance units, offset by a $2.7 million insurance recovery recorded in first quarter 2004.

Benefits and Other Deductions. Total benefits and other deductions for the first six months of 2005 decreased $73.6 million to $182.8 million from $256.4 million for the first six months of 2004.

Policyholders' benefits decreased $15.7 million to $65.1 million in the first six months of 2005, resulting principally from a decrease in assumed benefits under the MODCO treaty with USFL and a decrease in the change in reserves due to a reduction in new sales of certain life insurance and annuity products, offset by an increase in claims on CSVUL, VUL and level term products.

The $15.7 million decrease in interest credited to policyholders' account balances to $38.4 million for the first six months of 2005 was principally due to a decrease in fund balances attributable to an increase in FPVA surrenders and adjustments in the predecessor period related to prior quarters' calculations of interest credited on certain life insurance and annuity products.

Compensation and benefits decreased $21.5 million to $24.3 million for the first six months of 2005 from $45.8 million for the first six months of 2004, principally due to cost reductions associated with AXA Financial's integration of the MONY Companies and a decrease in personnel services provided to MLOA under its service agreement with AXA Equitable as certain products previously offered by MLOA have been replaced by other AXA Financial products.

Commissions decreased $23.3 million during the first six months of 2005 to $58.4 million principally due to a decrease in the reinsurance expense allowance paid to USFL as a result of the recapture by USFL on December 31, 2004 of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement and a decrease in first year commissions as certain life insurance and annuity products previously offered by MLOA have been replaced by AXA Financial's products.

Amortization of DAC and VOBA decreased $12.2 million to $22.5 million for the first six months of 2005 due principally to the impact of new basis accounting in the successor period. Amortization of VOBA resulting from the new purchase accounting basis in the successor period was $17.3 million.

DAC capitalization of $55.9 million for the first six months of 2005 decreased $37.9 million from $93.8 million in the first six months of 2004 due to respective decreases of $7.9 million and $18.3 million in first year commissions and deferrable operating expenses in the successor period, and an $11.7 million decrease in reinsurance expense allowances paid to USFL.

Rent expense decreased $4.1 million to $5.7 million for the first six months of 2005, reflecting the cost reductions associated with AXA Financial's integration of the MONY Companies.

Other operating costs and expenses totaling $23.1 million for the first six months of 2005 decreased by $18.9 million from $42.0 million for the comparative 2004 period, primarily due to cost reductions associated with AXA Financial's integration of the MONY Companies and a decrease in services provided to MLOA under its service agreement with AXA Equitable as certain products previously offered by MLOA have been replaced by other AXA Financial products.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for the first six months of 2005 decreased by $238.3 million from comparative prior year levels to $239.5 million. The decrease was principally attributable to a reduction in new sales of certain life insurance and annuity products following the acquisition of MONY by AXA Financial as certain products previously offered by MLOA have been replaced by AXA Financial's products, and a decrease in COLI and BOLI sales. Sales of annuities in the first six months of 2005 totaled $69.5 million, a 64.3% decrease from the first six months of 2004, as a result of the decrease in MLOA's product sales.

Surrenders and Withdrawals. When totals for the first six months of 2005 are compared to the first six months of 2004, surrenders and withdrawals increased from $258.6 million to $275.9 million with an increase of $26.4 million reported for individual annuities offset by respective decreases of $8.5 million and $0.6 million reported for variable and interest-sensitive life and traditional life insurance products. The annualized annuities surrender rate increased to 12.6% in the 2005 period from 12.1% in the 2004 period, while the individual life surrender rates showed a decrease from 5.6% in the 2004 period to 4.2% in the 2005 period. The decrease in surrenders on life insurance products is primarily attributable to large COLI surrenders in first quarter 2004. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

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

Increased volatility of equity markets can impact MLOA's profitability. In addition to impacts on equity securities held in MLOA's General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB and/or other guaranteed features, sustained periods with declines in the value of underlying Separate Account investments would increase MLOA's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts.

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

Other Risks. MLOA's future sales of insurance products are dependent on numerous factors including: implementation of AXA Financial's integration strategy for MLOA, including the discontinuation of new sales of certain life insurance and annuity products offered by MLOA; the intensity of competition from other insurance companies, banks and other financial institutions; the impact of changes in regulatory requirements or enforcement policies; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of MLOA; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

In addition, the nature and extent of competition and the markets for products sold by MLOA may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent years' legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2004 Form 10-K.

The profitability of MLOA depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives, including those from the integration of the businesses of AXA Financial and MLOA; secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products; MLOA's mortality, morbidity, persistency and claims experience; margins between investment results from MLOA's General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and/or other guaranteed features; the effectiveness of MLOA's programs (which include reinsurance but currently not the hedging of exposures attributable to movements in the equity and fixed income markets) to mitigate certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC and VOBA amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. MLOA, like other life insurers, is involved in such litigation and MLOA's results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcome in such litigations as well as in other material litigations pending against MLOA. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies, including, among others, state attorneys general and insurance and securities regulators, could result in adverse publicity, sanctions and fines. In the last year, MLOA provided or is in the process of providing information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide variety of issues, including supervisory issues, valuation, suitability, replacements and exchanges of variable life insurance and annuities, finite risk reinsurance and related matters. At this time, management cannot predict what other actions the SEC, the NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanctions could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings" contained in the 2004 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on MLOA's statements of operations and shareholder's equity. See Note 3 of Notes to Financial Statements contained in the 2004 Form 10-K for pronouncements issued but not effective at December 31, 2004.

Regulation. The businesses conducted by MLOA are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. The activities of MLOA are subject to the supervision of the insurance regulators of each of 49 states (not including New
York), the District of Columbia and Puerto Rico. Changes in the regulatory environment, including increased activism by state attorneys general, insurance commissioners, and securities regulators, could have a material impact on operations and results. See "Business - Regulation" contained in the 2004 Form 10-K.

In addition to the foregoing, Federal and state authorities are continuing to investigate various practices of insurers, principally in the property and casualty and related businesses (including general insurance lines), as well as the purchase or sale of nontraditional insurance products including finite risk reinsurance. While AXA Financial's insurance company subsidiaries do not have any material non-life insurance operations, other subsidiaries and affiliates of AXA Financial's parent, AXA, are involved in these areas and have received various inquiries and requests for information from Federal and state authorities, to which they are in the process of responding. These AXA subsidiaries and affiliates intend to fully cooperate with these Federal and state authorities. While, at this time, AXA Financial is unable to predict what actions, if any, regulators may take against any of these affiliated entities, any negative publicity associated with the AXA brand name generated by these inquiries (or by any actions or sanctions that may arise in connection with them) may result in general reputational damage to MLOA, which could adversely affect MLOA's results of operations.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to General Instruction H of Form 10-Q.

Item 4:  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, no change in MLOA's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.

      In connection with the continuing integration process associated with AXA Financial's recent acquisition of MONY, management has enhanced, and continues to enhance, the overall internal control environment of MLOA by implementing new procedures and controls, including increasing and re-allocating staffing in the accounting department, instituting additional account reconciliations and upgrading the investment accounting computer systems.

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

                     None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                     None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.        OTHER INFORMATION

                     None

ITEM 6.        EXHIBITS


                       Number                                    Description and Method of Filing
                    --------------  -------------------------------------------------------------------------------------------

                        31.1        Section 302 Certification made by the Registrant's Chief Executive Officer, filed herewith

                        31.2        Section 302 Certification made by the Registrant's Chief Financial Officer, filed herewith

                        32.1        Section 906 Certification made by the Registrant's Chief Executive Officer, filed herewith

                        32.2        Section 906 Certification made by the Registrant's Chief Financial Officer, filed herewith


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005            MONY LIFE INSURANCE COMPANY OF AMERICA

                                 By:               /S/    STANLEY B. TULIN
                                      --------------------------------------
                                      Name:  Stanley B. Tulin
                                      Title: Vice Chairman of the Board and
                                             Chief Financial Officer



Date: August 15, 2005            By:              /S/    RICHARD DZIADZIO
                                     --------------------------------------
                                      Name:  Richard Dziadzio
                                      Title: Executive Vice President


Date: August 15, 2005            By:              /S/    ALVIN H. FENICHEL
                                     --------------------------------------
                                      Name:  Alvin H. Fenichel
                                      Title: Senior Vice President and
                                             Controller