Form 10-Q
period 2005-09-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2005-11-14
CIK 835357

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

                        Commission File Number: 333-65423

                              --------------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                              --------------------

            Arizona                                         86-0222062
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                          1290 Avenue of the Americas,
                            New York, New York 10104
                                 (212) 554-1234
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                              --------------------

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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of November 14, 2005.

As of November 14, 2005, 2,500,000 shares of the registrant's Common Stock were outstanding.

                            REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

================================================================================

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements                                               3

            o Balance Sheets, September 30, 2005 and December 31, 2004.....    3

            o Statements of Operations, Three Months Ended September 30,
              2005 and 2004................................................    4

            o Statements of Operations, Nine Months Ended September 30,
              2005 (Successor), Three Months Ended September 30, 2004 (Successor) and Six Months Ended June 30, 2004
              (Predecessor)................................................    5

            o Statements of Shareholder's Equity, Nine Months Ended
              September 30, 2005 (Successor)...............................    6

            o Statements of Cash Flows, Nine Months Ended September 30,
              2005 (Successor), Three Months Ended September 30, 2004 (Successor) and Six Months Ended June 30, 2004
              (Predecessor)................................................    7

            o Notes to Financial Statements................................    8

Item 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ("Management Narrative").............   16

Item 3:     Quantitative and Qualitative Disclosures About Market Risk*....   21

Item 4:     Controls and Procedures........................................   21

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings..............................................   22

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds....   22

Item 3:     Defaults Upon Senior Securities................................   22

Item 4:     Submission of Matters to a Vote of Security Holders............   22

Item 5:     Other Information..............................................   22

Item 6:     Exhibits.......................................................   22

SIGNATURES.................................................................   23

------------
* Omitted pursuant to General Instruction H of Form 10-Q.

                     MONY LIFE INSURANCE COMPANY OF AMERICA


PART I    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,      December 31,
                                                                                         2005               2004
                                                                                   ----------------   ----------------
                                                                                              (IN MILLIONS)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value.................   $        2,057.5   $        1,927.2
   Mortgage loans on real estate................................................              316.1              373.2
   Policy loans.................................................................               94.8               93.0
   Other invested assets........................................................               53.6               57.2
                                                                                   ----------------   ----------------
          Total investments.....................................................            2,522.0            2,450.6
Cash and cash equivalents.......................................................               23.0              198.8
Amounts due from reinsurers.....................................................              101.0               76.0
Deferred policy acquisition costs...............................................              136.7               57.3
Value of business acquired......................................................              342.7              354.8
Other assets....................................................................               48.1               25.3
Separate Accounts' assets.......................................................            3,596.2            3,732.2
                                                                                   ----------------   ----------------
TOTAL ASSETS ...................................................................   $        6,769.7   $        6,895.0
                                                                                   ================   ================

LIABILITIES
Policyholders' account balances.................................................   $        2,222.9   $        2,228.5
Future policy benefits and other policyholders liabilities......................              289.8              264.5
Other liabilities...............................................................               36.4               48.1
Note payable to affiliate.......................................................               34.6               36.8
Income taxes payable............................................................               44.0               45.2
Separate Accounts' liabilities..................................................            3,596.2            3,732.2
                                                                                   ----------------   ----------------
       TOTAL LIABILITIES........................................................            6,223.9            6,355.3
                                                                                   ----------------   ----------------
Commitments and contingencies (Note 7)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million
  issued and outstanding........................................................                2.5                2.5
Capital in excess of par value..................................................              495.8              495.8
Retained earnings...............................................................               47.6               26.5
Accumulated other comprehensive (loss)/income...................................               (0.1)              14.9
                                                                                   ----------------   ----------------
       TOTAL SHAREHOLDER'S EQUITY...............................................              545.8              539.7
                                                                                   ----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY......................................   $        6,769.7   $        6,895.0
                                                                                   ================   ================

                      See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                     ---------------------------------
                                                                                          2005                2004
                                                                                     -------------       -------------
                                                                                                 (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee income.......................  $        45.6       $       43.7
Premiums...........................................................................           20.4               42.4
Net investment income..............................................................           32.9               29.9
Investment losses, net.............................................................           (1.6)              (5.2)
Other income.......................................................................            3.4               12.1
                                                                                     -------------       ------------
       Total revenues..............................................................          100.7              122.9
                                                                                     -------------       ------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits............................................................           35.0               39.5
Interest credited to policyholders' account balances...............................           22.0               25.8
Compensation and benefits..........................................................            6.5               15.6
Commissions........................................................................           32.3               38.0
Interest expense...................................................................            0.5                0.7
Amortization of deferred policy acquisition costs and value of business acquired...           12.8                8.9
Capitalization of deferred policy acquisition costs  ..............................          (32.8)             (42.7)
Rent expense.......................................................................            2.6                1.9
Other operating costs and expenses.................................................           12.2               14.5
                                                                                     -------------       ------------
       Total benefits and other deductions.........................................           91.1              102.2
                                                                                     -------------       ------------
Earnings before income taxes.......................................................            9.6              20.7
Income tax expense.................................................................           (1.9)              (6.7)
                                                                                     -------------       ------------
Net Earnings.......................................................................  $         7.7       $       14.0
                                                                                     =============       ============


                        See Notes to Financial Statements.

                      MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                               NINE MONTHS      Three Months       Six Months
                                                                                  ENDED              Ended            Ended
                                                                               SEPTEMBER 30,    September 30,       June 30,
                                                                                   2005              2004             2004
                                                                               -------------    -------------     -------------
                                                                                (SUCCESSOR)      (SUCCESSOR)      (PREDECESSOR)
                                                                                                (IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fee income...............    $      127.0      $     43.7         $     82.7
Premiums...................................................................            57.1            42.4               77.4
Net investment income......................................................           101.5            29.9               64.3
Investment losses, net.....................................................            (0.8)           (5.2)              (0.7)
Other income...............................................................            17.5            12.1                7.4
                                                                               ------------      ----------         ----------
       Total revenues......................................................           302.3           122.9              231.1
                                                                               ------------      ----------         ----------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits....................................................           100.1            39.5               80.8
Interest credited to policyholders' account balances.......................            60.4            25.8               54.1
Compensation and benefits..................................................            30.8            15.6               45.8
Commissions................................................................            90.7            38.0               81.7
Interest expense...........................................................             1.8             0.7                1.3
Amortization of deferred policy acquisition costs and value of business
     acquired..............................................................            35.3             8.9               34.7
Capitalization of deferred policy acquisition costs .......................           (88.7)          (42.7)             (93.8)
Rent expense...............................................................             8.3             1.9                9.8
Other operating costs and expenses.........................................            35.3            14.5               42.0
                                                                               ------------      ----------         ----------
       Total benefits and other deductions.................................           274.0           102.2              256.4
                                                                               ------------      ----------         ----------
Earnings/(loss) before income taxes and cumulative effect of accounting
   change..................................................................            28.3            20.7              (25.3)
Income tax (expense)/benefit...............................................            (7.2)           (6.7)              10.5
                                                                               ------------      ----------         ----------
Net earnings/(loss) before cumulative effect of accounting change..........            21.1            14.0              (14.8)
Cumulative effect of accounting change, net of income taxes................               -               -                3.8
                                                                               ------------      ----------         ----------
Net Earnings (Loss)........................................................    $       21.1      $     14.0         $    (11.0)
                                                                               ============      ==========         ==========

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                        STATEMENT OF SHAREHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                   (UNAUDITED)

                                                                                              ACCUMULATED
                                                             CAPITAL                             OTHER            TOTAL
                                          COMMON            IN EXCESS          RETAINED       COMPREHENSIVE    SHAREHOLDER'S
                                           STOCK             OF PAR            EARNINGS       INCOME/(LOSS)       EQUITY
                                       -------------     ---------------    --------------    -------------    -------------
                                                                             (IN MILLIONS)
Balance, December 31, 2004...........  $         2.5      $        495.8    $         26.5     $       14.9    $      539.7
Comprehensive income:
     Net earnings....................             -                   -               21.1                -            21.1
     Other comprehensive loss........             -                   -                  -            (15.0)          (15.0)
                                                                                                               ------------
            Comprehensive income.....                                                                                   6.1
                                       -------------     ---------------    --------------     ------------    ------------
BALANCE, SEPTEMBER 30, 2005..........  $         2.5     $         495.8    $         47.6     $       (0.1)   $      545.8
                                       =============     ===============    ==============     ============    ============




                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS       Three Months       Six Months
                                                                                 ENDED             Ended             Ended
                                                                             SEPTEMBER 30,      September 30,       June 30,
                                                                                 2005               2004              2004
                                                                                 ----               ----              ----
                                                                              (SUCCESSOR)        (SUCCESSOR)      (PREDECESSOR)
                                                                                                (IN MILLIONS)


Net earnings/(loss)..........................................................   $  21.1          $    14.0        $  (11.0)
  Adjustments to reconcile net earnings/(loss) to net cash used in operating activities:
     Interest credited to policyholders' account balances....................      60.4               24.1            54.1
     Universal life and investment-type product policy fee income............    (127.0)             (18.1)          (82.7)
     Change in accrued investment income.....................................      (6.8)              (7.8)            4.7
     Investment losses, net..................................................       0.8                5.2             0.7
     Change in deferred policy acquisition costs and VOBA....................     (53.4)             (33.8)          (60.8)
     Change in future policy benefits........................................      17.4               (4.1)           (2.7)
     Change in other policyholders liabilities...............................      (4.5)               3.1            (1.5)
     Provision for depreciation and amortization.............................      10.7                4.1             1.5
     Cumulative effect of the adoption of SOP 03-1...........................       -                   -             (5.9)
     Other, net..............................................................     (32.8)             (71.0)           49.1
                                                                                -------          ---------        --------

Net cash used in operating activities........................................    (114.1)             (84.3)          (54.5)
                                                                                -------          ---------        --------

Cash flows from investing activities:
   Sales, maturities or repayments of:
      Fixed maturities.......................................................     122.6              100.5           431.5
      Mortgage loans on real estate..........................................      70.7               69.7            43.0
      Other invested assets..................................................        -                 4.3             0.1
   Purchases of investments:
      Fixed maturities.......................................................    (301.2)            (317.0)         (272.4)
      Mortgage loans on real estate..........................................     (13.5)             (15.3)          (66.1)
      Other invested assets..................................................      (0.1)              (0.4)           (0.2)
      Policy loans, net......................................................      (1.8)              (2.7)           (3.0)
                                                                                -------          ---------        --------

Net cash (used in)/provided by investing activities..........................    (123.3)            (160.9)          132.9
                                                                                -------          ---------        --------
Cash flows from financing activities:
   Policyholders' account balances:
      Deposits...............................................................     428.6              110.6           478.8
      Withdrawals and transfers to Separate Accounts.........................    (367.6)             (90.2)         (337.1)
   Repayment of note to affiliate............................................      (2.2)              (0.7)           (1.4)
   Other, net................................................................       2.8                -                -
                                                                                -------          ---------        --------

Net cash provided by financing activities....................................      61.6               19.7           140.3
                                                                                -------          ---------        --------


Net (decrease)/increase in cash and cash equivalents.........................    (175.8)            (225.5)          218.7
Cash and cash equivalents, beginning of period...............................     198.8              399.6           180.9
                                                                                -------          ---------        --------
Cash and Cash Equivalents, End of Period.....................................   $  23.0          $   174.1        $  399.6
                                                                                =======          =========        ========

Supplemental cash flow information:
  Interest Paid..............................................................   $   1.8          $     0.7        $    1.3
                                                                                =======          =========        ========
  Income Taxes Paid..........................................................   $    -           $     -          $     -
                                                                                =======          =========        ========



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

      The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying interim unaudited financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.

      The terms "third quarter 2005" and "third quarter 2004" refer to the three months ended September 30, 2005 and 2004, respectively. The terms "first nine months of 2005" refer to the nine months ended September 30, 2005. The terms "three months ended September 30, 2004" and "six months ended June 30, 2004" refer to the Successor and Predecessor periods, respectively. References in these financial statements to "Predecessor" refer to MLOA prior to July 1, 2004. References to "Successor" refer to MLOA on or after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments recorded in connection with the acquisition of MONY by AXA Financial.

      In the second quarter 2004, MLOA recorded adjustments related to prior quarters' calculations of reinsurance reserve credits and interest credited on certain life insurance and annuity products. The effect of these adjustments was to increase MLOA's net loss for the six months ended June 30, 2004 by $6.0 million.

      Certain reclassifications have been made in the amounts presented for prior periods to conform to the current presentation. The December 31, 2004 comparative balance sheet reflects the reclassification of $87.9 million in reserves on one of MLOA's interest-sensitive products from future policy benefits and other policyholders liabilities to policyholders' account balances.

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

      New Accounting Pronouncements
      -----------------------------

      On September 19, 2005, the American Institute of Certified Public Accountants released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC/VOBA must be written off. This SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006. Management is currently assessing the potential impact of this new guidance on the financial results of MLOA.


      On May 30, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in SFAS No. 123, "Accounting for Stock-Based Compensation," as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No. 123. Entities may further elect to apply SFAS No. 123(R) on a "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date. Effective April 21, 2005, the SEC adopted a new rule allowing public companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins on or after June 15, 2005. MLOA will implement SFAS No. 123(R) effective January 1, 2006.

      As more fully described in Note 8, MLOA is charged for services including personnel services and employee benefits provided by MONY Life employees and, effective with the acquisition of MONY, AXA Equitable employees on MLOA's behalf. MONY Life and AXA Financial elected under SFAS No. 123 to continue to account for stock-based compensation using the intrinsic value method and to provide only pro-forma disclosure of the effect on net earnings from applying the fair value based method. Consequently, adoption of SFAS No. 123(R) would be expected to result in recognition of compensation expense for certain types of AXA Financial's equity-settled awards, such as options to purchase AXA ADRs and AXA ordinary share options, for which no cost previously would have been charged to net earnings under the intrinsic value method. Similarly, certain types of AXA Financial's cash-settled awards, such as stock appreciation rights, may be expected to result either in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to the intrinsic value method. Management of AXA Financial currently is assessing the impact of adoption of SFAS No. 123(R), including measurement and reporting of related income tax effects, selection of an appropriate valuation model and determination of assumptions, as well as consideration of plan design issues.

3.    INVESTMENTS

      There were no valuation allowances for mortgage loans in the first nine months of 2005; investment valuation allowances for mortgage loans and changes in the 2004 periods thereto follow:



                                                               Three Months     Six Months
                                                                  Ended            Ended
                                                               September 30,     June 30,
                                                                   2004            2004
                                                               ------------     -----------
                                                                (SUCCESSOR)    (PREDECESSOR)
                                                                        (IN MILLIONS)

       Balances, beginning of period.........................  $       1.7     $       4.4
       Additions charged to income...........................            -             0.3
       Deductions for writedowns and asset dispositions......            -            (3.0)
       Effect of push-down accounting of AXA  Financial's
         purchase price of MLOA's net assets.................         (1.7)              -
                                                               -----------     -----------
       Balances, End of Period...............................  $         -     $       1.7
                                                               ===========     ===========

       Balances, end of period comprise:
         Mortgage loans on real estate.......................  $         -     $       1.7
                                                               ===========     ===========

      Net investment income is shown net of investment expenses of $2.1 million and $2.2 million for the third quarter 2005 and 2004, respectively, and $5.6 million, $2.2 million and $6.6 million for the first nine months of 2005, three months ended September 30, 2004 and six months ended June 30, 2004, respectively.

      As of September 30, 2005 and December 31, 2004, fixed maturities classified as available for sale had amortized costs of $2,058.7 million and $1,891.1 million, respectively.

      For the first nine months of 2005, three months ended September 30, 2004 and six months ended June 30, 2004, proceeds received on sales of fixed maturities classified as available for sale amounted to $42.0 million, $33.2 million and $48.9 million, respectively. Gross gains of $1.0 million, $0.4 million and $6.9 million and gross losses of $0.6 million, $1.4 million and $10.0 million were realized on these sales for the first nine months of 2005, three months ended September 30, 2004 and six months ended June 30, 2004, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $37.3 million during the first nine months of 2005, resulting in a net unrealized loss balance of $1.2 million at September 30, 2005.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                 SEPTEMBER 30,   December 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
                                                                                        (IN MILLIONS)
      Impaired mortgage loans with investment valuation allowances.............  $        -       $        -
      Impaired mortgage loans without investment valuation allowances..........          3.7              3.4
                                                                                 -----------     ------------
      Recorded investment in impaired mortgage loans...........................          3.7              3.4
      Investment valuation allowances..........................................           -                -
                                                                                 -----------     ------------
      Net Impaired Mortgage Loans..............................................  $       3.7     $        3.4
                                                                                 ===========     ============

     Interest income recognized on impaired mortgage loans totaled $0.1 million for the third quarter 2005 and zero for third quarter 2004, nine months ended September 30, 2005, three months ended September 30, 2004 and six months ended June 30, 2004, respectively.


     Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2005 and December 31, 2004, respectively, the carrying value of mortgage loans that had been classified as nonaccrual loans was $3.4 million and zero.

     The following presents MLOA's investment in 1.2 million units in Alliance, an affiliate, which is included in Other invested assets:



                                                                                 SEPTEMBER 30,
                                                                                      2005
                                                                                 -------------
                                                                                 (IN MILLIONS)

      Balance, beginning of year ..............................................  $      49.1
      Equity in net earnings...................................................          2.8
      Dividends received.......................................................         (2.8)
                                                                                 -----------
      Balance, End of Period...................................................  $      49.1
                                                                                 ===========

4. GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

      A) Variable Annuity Contracts - GMDB and GMIB
         ------------------------------------------

      MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:


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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities in 2005:

                                                               GMDB              GMIB            TOTAL
                                                           ------------     -------------     -----------
                                                                            (IN MILLIONS)
      Balance at December 31, 2004........................ $        1.0     $        0.1      $       1.1
        Paid guarantee benefits...........................         (2.6)              -              (2.6)
        Other changes in reserve..........................          2.3              0.1              2.4
                                                           ------------     ------------      -----------
      Balance at September 30, 2005....................... $        0.7     $        0.2      $       0.9
                                                           ============     ============      ===========

      Related GMDB reinsurance ceded amounts were:

                                                                GMDB
                                                            -------------
                                                            (IN MILLIONS)

      Balance at December 31, 2004........................  $       (0.9)
        Paid guarantee benefits...........................          (0.1)
        Other changes in reserve..........................           1.3
                                                            ------------
      Balance at September 30, 2005.......................  $        0.3
                                                            ============

      The September 30, 2005 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:


                                               RETURN
                                                  OF
                                               PREMIUM       RATCHET         ROLL-UP         COMBO           TOTAL
                                            -------------   ------------  -------------  -------------  --------------
                                                                           (IN MILLIONS)
      GMDB:
      -----
        Account values invested in:
             General Account...........     $     202      $       317           N.A.     $       34      $       553
             Separate Accounts.........     $     876      $     1,617           N.A.     $      169      $     2,662
        Net amount at risk, gross......     $      13      $       235           N.A.     $       34      $       282
        Net amount at risk, net of
          amounts reinsured............     $      13      $       184           N.A.     $        0      $       197
        Average attained age of
          contractholders..............          61.0             60.9           N.A.           60.0             60.9
        Percentage of contractholders
          over age 70..................          17.9%            15.4%          N.A.           11.9%            16.2%
        Guaranteed minimum return
          rates.......................            N.A.             N.A.          N.A.            5.0%             5.0%

      GMIB:
      -----
        Account values invested in:
             General Account...........           N.A.             N.A.       $   34             N.A.    $         34
             Separate Accounts.........           N.A.             N.A.       $  169             N.A.    $        169
        Net amount at risk, gross......           N.A.             N.A.       $    0             N.A.    $          0
        Net amount at risk, net of
          amounts reinsured............           N.A.             N.A.       $    0             N.A.    $          0
         Weighted average years
          remaining until earliest
          annuitization...............            N.A.             N.A.          6.8             N.A.             6.8
         Guaranteed minimum return
           rates.......................           N.A.             N.A.          5.0%            N.A.             5.0%

      B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
         ----------------------------------------------------------------------

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                  SEPTEMBER 30,    December 31,
                                                                                      2005             2004
                                                                                 -------------     ------------
                                                                                           (IN MILLIONS)
      GMDB:
         Equity................................................................. $    2,084        $    2,209
         Fixed income...........................................................        418               452
         Balanced...............................................................         62                67
         Other..................................................................         98               108
                                                                                 --------------    ------------
         Total.................................................................. $    2,662        $    2,836
                                                                                 ==============    ============

      GMIB:
         Equity................................................................. $      126        $      126
         Fixed income...........................................................         34                37
         Balanced...............................................................          3                 3
         Other..................................................................          6                 4
                                                                                 --------------    ------------
         Total.................................................................. $      169        $      170
                                                                                 ==============    ============

      C)   Variable and Interest-Sensitive Life Insurance Policies -
           No Lapse Guarantee
           ---------------------------------------------------------------------

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At September 30, 2005 and December 31, 2004, MLOA had liabilities of $0.5 million and $0.5 million, respectively, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

5.    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset related to AXA Financial's acquisition of MONY as of September 30, 2005:

                                                                   LESS:
                                                  GROSS         ACCUMULATED             LESS:
                                                CARRYING        AMORTIZATION          IMPACT OF
                                                 AMOUNT             (1)               RECAPTURE (2)         NET
                                              --------------    --------------     ----------------  ----------------
   VOBA.....................................  $        416.5    $        (41.7)    $        (32.1)   $        342.7
                                              ==============    ==============     ==============    ==============

      -------------
      (1) Includes reactivity to unrealized investment gains and losses.

      (2) Relates to the December 31, 2004 recapture by USFL of level premium term insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

      For the third quarters of 2005 and 2004 and the first nine months of 2005, total amortization expense related to VOBA was $8.5 million, $7.1 million and $25.8 million, respectively. VOBA amortization is estimated to range between $36.0 million and $46.0 million annually through 2009.

6.    INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

7.    LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2004 ("MLOA's 2004 Financial Statements Notes"), except as described below:

      In GOSHEN, in April 2005, plaintiffs filed a motion for leave to appeal with the Court of Appeals. In June 2005, the Court of Appeals denied plaintiffs' motion.

      In MCLEAN, in April 2005, claims of the individual Illinois plaintiffs (Brown) were settled and their case has been dismissed. In June 2005, the court denied a motion for reargument filed by the putative class representatives in May 2005 related to a dismissal of their case in November 2003. In July 2005, plaintiffs filed a notice of appeal. In October 2005, this case was settled on an individual basis.

      Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted in MLOA's 2004 Financial Statements Notes, the ultimate resolution of the litigations described above should not have a material adverse effect on the financial position of MLOA. Except to the extent that MLOA has recorded a charge for a particular matter, or as otherwise noted, management cannot make an estimate of loss, if any, in respect of its litigation matters. In addition, except as previously noted, management cannot predict whether or not any of such other litigations described above or previously reported in MLOA's 2004 Financial Statements Notes will have a material adverse effect on MLOA's results of operations in any particular period.

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

8.    RELATED PARTY TRANSACTIONS

      Under its respective service agreements with affiliates AXA Equitable (Successor Period) and MONY Life (Predecessor Period), personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by MLOA. As a result of such allocations, MLOA incurred expenses of $18.1 million and $27.5 million for third quarter 2005 and 2004, respectively, and $68.4 million, $27.5 million and $88.7 million for the first nine months of 2005, three months ended September 30, 2004 and six months ended June 30, 2004, respectively. At September 30, 2005, MLOA reported a receivable from AXA Equitable in connection with its service agreement of $5.8 million. At December 31, 2004, MLOA's receivable from MONY Life in connection with its predecessor service agreement was $2.3 million.

      In addition to the service agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates. Expenses incurred by MLOA related to these agreements were $0.6 million and $1.2 million for third quarter 2005 and 2004, respectively, and $2.1 million, $1.2 million and $3.0 million for the first nine months of 2005, three months ended September 30, 2004 and six months ended June 30, 2004, respectively. In addition, MLOA's intercompany payable related to these agreements totaled $0.0 million and $0.2 million at September 30, 2005 and December 31, 2004, respectively.

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

                                                        THREE MONTHS   Three Months    NINE MONTHS     Three Months   Six Months
                                                           ENDED          Ended          ENDED           Ended          Ended
                                                        SEPTEMBER 30,   September 30,  SEPTEMBER 30,  September 30,    June 30,
                                                            2005           2004            2005            2004         2004
                                                       --------------  ------------- --------------- -------------    ---------
                                                        (SUCCESSOR)     (SUCCESSOR)    (SUCCESSOR)    (SUCCESSOR)   (PREDECESSOR)
                                                                                      (IN MILLIONS)
      REVENUES:
      Universal life and investment-type product
         policy fee income...........................  $         6.1   $        4.2  $        14.9   $         4.2    $     7.3
      Premiums.......................................            7.2           28.8           16.4            28.8         53.2
      Other (loss)/income............................           (3.3)           7.0           (0.4)            7.0         (4.7)
                                                       -------------   ------------- -------------   -------------    ---------
                                                                10.0           40.0           30.9            40.0         55.8
                                                       -------------   ------------- -------------   -------------    ---------
       BENEFITS AND EXPENSES:

      Policyholders' benefits........................            7.9           20.6           18.3            20.6         40.7
      Interest credited to policyholders' account
         balances....................................            1.9            1.3            4.6             1.3          2.3
      Amortization of deferred policy acquisition
         costs and value of business acquired........            1.8            2.0            4.6             2.0          8.7
      Capitalization of deferred policy acquisition
         costs ......................................          (14.7)         (17.6)         (35.0)          (17.6)       (33.4)
      Commissions....................................           14.8           22.4           40.0            22.4         44.3
                                                       -------------   ------------  -------------    ------------    ---------
                                                                11.7           28.7           32.5            28.7         62.6
                                                       -------------   ------------   ------------    ------------    ---------
      (Loss)/Earnings Before Income Taxes and
         Cumulative Effect of an Accounting Change...  $        (1.7) $        11.3  $        (1.6)   $       11.3    $    (6.8)
                                                       =============  =============  =============    ============    =========

      At September 30, 2005 and December 31, 2004, MLOA recorded a payable of $7.0 million and $27.8 million, respectively, to USFL in connection with the MODCO agreement.

      MLOA recognized (losses)/income of $(3.3) million and $7.0 million for third quarter 2005 and 2004, respectively, and $(0.5) million, $7.0 million and $(4.6) million for the first nine months of 2005, three months ended September 30, 2004 and six months ended June 30, 2004, respectively, related to the change in value of the embedded derivative within the MODCO agreement with USFL. MLOA reported an asset of $2.7 million and $3.3 million at September 30, 2005 and December 31, 2004, respectively, related to this embedded derivative.

9.    STOCK OPTIONS

      Although MLOA has no employees, under its respective service agreements with AXA Equitable (Successor Period) and MONY Life (Predecessor Period), MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. MLOA's affiliates account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. The following table reflects the effect on net earnings/(loss) if compensation expense allocated to MLOA as related to options awarded under stock-based compensation plans had been determined based on SFAS No. 123's fair value based method:

                                                    THREE MONTHS       NINE MONTHS       Six Months
                                                        ENDED             ENDED             Ended
                                                    SEPTEMBER 30,     SEPTEMBER 30,       June 30,
                                                        2005              2005              2004
                                                  ---------------   ---------------   -------------
                                                     (SUCCESSOR)      (SUCCESSOR)      (PREDECESSOR)
                                                                     (IN MILLIONS)
      Net earnings/(loss) as reported............. $      7.7        $     21.1       $     (11.0)

      Less: total stock-based employee
         compensation expense determined under
         fair value method for all awards, net of
         income taxes.............................        0.6               1.9                1.9
                                                   ----------        ----------        -----------
      Pro Forma Net Earnings (Loss)............... $      7.1        $     19.2        $     (12.9)
                                                   ==========        ==========        ===========

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

RESULTS OF OPERATIONS

The acquisition of MONY by AXA Financial on July 8, 2004 resulted in a new basis of accounting for the successor period beginning July 1, 2004. Information relating to the predecessor period prior to the completion of the acquisition is presented using MLOA's historical basis of accounting. The following management narrative should be read taking into account not only this new accounting basis but also other significant changes to MLOA's operations following AXA Financial's acquisition of MONY, including, but not limited to: (1) USFL's December 31, 2004 recapture of all term life policies that had previously been assumed by MLOA under its MODCO agreement with USFL (which remains in effect for the universal life insurance policies previously assumed and for new level term and universal life business issued on or subsequent to January 1, 2005); (2) significant MLOA cost reductions associated with AXA Financial's integration of the MONY Companies; and (3) the recent discontinuation of new sales of certain insurance and annuity products offered by MLOA, including all non-variable universal life products, all single premium immediate annuity products and most variable annuity products. To assist in the comparability of MLOA's financial results and related discussions, results of operations for the nine months ended September 30, 2004 include results for six months of the Predecessor and three months of the Successor and are designated as "combined", as follows:

                                                                  NINE MONTHS     Nine Months      Three Months    Six Months
                                                                     ENDED           Ended            Ended           Ended
                                                                  SEPTEMBER 30,   September 30,    September 30,     June 30,
                                                                       2005          2004               2004           2004
                                                                --------------  ----------------- --------------- ------------
                                                                  (SUCCESSOR)        (COMBINED)     (SUCCESSOR)   (PREDECESSOR)
                                                                                    (IN MILLIONS)
REVENUES:
Universal life and investment-type product policy fee income... $       127.0  $     126.4        $     43.7     $      82.7
Premiums.......................................................          57.1        119.8              42.4            77.4
Net investment income..........................................         101.5         94.2              29.9            64.3
Investment losses, net.........................................          (0.8)        (5.9)             (5.2)           (0.7)
Other income...................................................          17.5         19.5              12.1             7.4
                                                                -------------  -----------        ----------     -----------
            Total revenues.....................................         302.3        354.0             122.9           231.1
                                                                -------------  -----------        ----------     -----------
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits........................................         100.1        120.3              39.5            80.8
Interest credited to policyholders' account balances...........          60.4         79.9              25.8            54.1
Compensation and benefits......................................          30.8         61.4              15.6            45.8
Commissions....................................................          90.7        119.7              38.0            81.7
Interest expense...............................................           1.8          2.0               0.7             1.3
Amortization of deferred policy acquisition costs and value of
   business acquired...........................................          35.3         43.6               8.9            34.7
Capitalization of deferred policy acquisition costs ...........         (88.7)      (136.5)            (42.7)          (93.8)
Rent expense...................................................           8.3         11.7               1.9             9.8
Other operating costs and expenses.............................          35.3         56.5              14.5            42.0
                                                                -------------  -----------        ----------     -----------
       Total benefits and other deductions.....................         274.0        358.6             102.2           256.4
                                                                -------------  -----------        ----------     -----------
Earnings/(loss) before income taxes and cumulative effect of
   accounting change...........................................          28.3         (4.6)             20.7           (25.3)
Income tax (expense)/benefit...................................          (7.2)         3.8              (6.7)           10.5
                                                                -------------  -----------        ----------     -----------
Net earnings/(loss) before cumulative effect of accounting
   change......................................................          21.1         (0.8)             14.0           (14.8)
Cumulative effect of accounting change, net of income taxes....            -           3.8                -              3.8
                                                                -------------  -----------        ----------     -----------
   Net Earnings (Loss)......................................... $        21.1  $       3.0        $     14.0     $     (11.0)
                                                                =============  ===========        ==========     ===========

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2004

Earnings before income taxes and the cumulative effect of an accounting change were $28.3 million for the first nine months of 2005, an increase of $32.9 million from a loss before income taxes and cumulative effect of an accounting change of $(4.6) million for the combined first nine months of 2004. Net earnings for MLOA were $21.1 million for the first nine months of 2005, up from net earnings of $3.0 million for the combined first nine months of 2004. In first quarter 2004, MLOA recorded earnings of $3.8 million (net of related income taxes of $2.1 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the first nine months of 2005 decreased $51.7 million as compared to the combined first nine months of 2004.

Premiums totaled $57.1 million for the first nine months of 2005, a $62.7 million decrease from the combined first nine months of 2004, principally due to a decrease in premiums assumed under the MODCO agreement with USFL attributable to the December 31, 2004 recapture by USFL of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement. These decreases were partially offset by an increase in renewal premiums on level term business attributable to a higher in-force block of business for MLOA.

Net investment income was $101.5 million for the first nine months of 2005, $7.3 million higher than the combined first nine months of 2004. The increase was principally due to increased income on fixed maturities as a result of a higher average asset base and a decrease in investment related expenses attributable to cost reductions associated with AXA Financial's integration of the MONY Companies, partially offset by decreased income on mortgage loans due to a lower average loan balance.

Investment losses, net were $(0.8) million for the first nine months of 2005 compared to investment losses, net of $(5.9) million for the combined first nine months of 2004. The increase was principally due to net losses on sales of fixed maturities of $0.7 million compared to $8.6 million in the combined first nine months of 2004, partially offset by gains on sales of mortgage loans in the prior year period of $2.7 million.

There was a $2.0 million decrease in other income to $17.5 million for the first nine months of 2005 from $19.5 million for the combined first nine months of 2004. The decrease was principally due to a decrease in the value of the embedded derivative related to the reinsurance agreement with USFL and an insurance recovery in the first quarter 2004, partially offset by an increase in equity in net earnings from the investment in Alliance units.

Benefits and Other Deductions. Total benefits and other deductions for the first nine months of 2005 decreased $84.6 million to $274.0 million from $358.6 million for the combined first nine months of 2004.

Policyholders' benefits decreased $20.2 million to $100.1 million in the first nine months of 2005, resulting principally from a decrease in assumed benefits under the MODCO treaty with USFL and a decrease in the change in reserves due to a reduction in new sales of certain life insurance and annuity products, offset by an increase in claims on universal life and level term products.

The $19.5 million decrease in interest credited to policyholders' account balances to $60.4 million for the first nine months of 2005 was principally due to a decrease in fund balances attributable to an increase in variable annuity surrenders and adjustments in the predecessor period related to prior quarters' calculations of interest credited on certain life insurance and annuity products.

Compensation and benefits decreased $30.6 million to $30.8 million for the first nine months of 2005 from $61.4 million for the combined first nine months of 2004, principally due to cost reductions associated with AXA Financial's integration of the MONY Companies and a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable as certain products previously offered by MLOA were replaced by other AXA Financial products.

Commissions decreased $29.0 million during the first nine months of 2005 to $90.7 million principally due to a decrease in the reinsurance expense allowance paid to USFL as a result of the recapture by USFL on December 31, 2004 of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement and a decrease in first year commissions as certain life insurance and annuity products previously offered by MLOA were replaced by other AXA Financial products.

Amortization of DAC and VOBA decreased $8.3 million to $35.3 million for the first nine months of 2005 principally due to the impact of new basis accounting in the successor period. Amortization of VOBA resulting from the new purchase accounting basis was $25.8 million in the first nine months of 2005 and $7.1 million in the third quarter of 2004.

DAC capitalization of $88.7 million for the first nine months of 2005 decreased $47.8 million from $136.5 million in the combined first nine months of 2004 principally due to respective decreases of $4.0 million and $29.3 million in first year commissions and deferrable operating expenses in the successor period as certain products previously offered by MLOA were replaced by other AXA Financial products and a $14.5 million decrease in reinsurance expense allowances paid to USFL.

Rent expense decreased $3.4 million to $8.3 million for the first nine months of 2005, reflecting the cost reductions associated with AXA Financial's integration of the MONY Companies.

Other operating costs and expenses totaling $35.3 million for the first nine months of 2005 decreased by $21.2 million from $56.5 million for the combined first nine months of 2004 principally due to cost reductions associated with AXA Financial's integration of the MONY Companies and a decrease in services provided to MLOA under its service agreement with AXA Equitable as certain products previously offered by MLOA were replaced by other AXA Financial products.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for the first nine months of 2005 decreased by $282.6 million from the combined first nine months of 2004 to $332.9 million. The decrease was principally attributable to a reduction in new sales of certain life insurance and annuity products following the acquisition of MONY by AXA Financial as certain products previously offered by MLOA were replaced by other AXA Financial products. Sales of annuities in the first nine months of 2005 totaled $90.9 million, a 58.6% decrease from the combined first nine months of 2004, as certain products previously offered by MLOA were replaced by other AXA Financial products.

Surrenders and Withdrawals. When totals for the first nine months of 2005 are compared to the combined first nine months of 2004, surrenders and withdrawals increased from $363.6 million to $427.3 million with respective increases of $54.9 million and $10.2 million reported for individual annuities and variable and interest-sensitive life offset by a decrease of $1.4 million reported for traditional life insurance products. The annualized annuities surrender rate increased to 12.95% in the 2005 period from 11.0% in the 2004 period, while the variable and interest-sensitive life surrender rates showed an increase from 4.75% in the 2004 period to 4.81% in the 2005 period. The decrease in surrenders on traditional life insurance products was primarily due to large COLI surrenders in first quarter 2004. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

FORWARD-LOOKING STATEMENTS AND RISK CONSIDERATIONS

MLOA's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning operations, economic performance and financial position. Forward-looking statements include, among other things, discussions concerning MLOA's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. MLOA claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects, and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in MLOA's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important risks and other factors that could cause such differences and/or, if realized, could have a material adverse effect on MLOA's financial position and/or results of operations.

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

Increased volatility of equity markets can impact MLOA's profitability. In addition to impacts on equity securities held in MLOA's General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB and/or other guaranteed features, sustained periods with declines in the value of underlying Separate Account investments would increase MLOA's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets will also result in increased volatility of the fair value of the GMIB reinsurance contracts.

Equity market volatility may also impact DAC and VOBA amortization on variable and universal life insurance contracts and variable annuities. To the extent that actual market trends, and reasonable expectations as to future performance drawn from those trends, lead to reductions in the investment return and/or other related estimates underlying the DAC and VOBA amortization rates, DAC and VOBA amortization could be accelerated. Volatile equity markets can also impact the level of contractholder surrender activity, which, in turn, can impact future profitability.

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

Other Risks. MLOA's future sales of insurance products are dependent on numerous factors including: implementation of AXA Financial's integration strategy for MLOA, including the ongoing discontinuation of new sales of certain life insurance and annuity products offered by MLOA; the intensity of competition from other insurance companies, banks and other financial institutions; the impact of changes in regulatory requirements or enforcement policies; conditions in the securities markets; the strength and professionalism of distribution channels; the financial and claims-paying ratings of MLOA; its reputation and visibility in the market place; its ability to distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

In addition, the nature and extent of competition and the markets for products sold by MLOA may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent years' legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2004 Form 10-K. The President's Advisory Panel on Federal Tax Reform recently announced its tax reform options. If enacted by Congress, these options would make sweeping changes to many longstanding tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options. Management believes that the enactment of these options into law in their current or similar form could adversely affect sales of cash value life insurance and deferred annuity products.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. MLOA, like other life insurers, is involved in such litigation and MLOA's results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcome in such litigations as well as in other material litigations pending against MLOA. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies, including, among others, state attorneys general and insurance and securities regulators, could result in adverse publicity, sanctions and fines. In the last year, MLOA provided, or is in the process of providing, information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide variety of issues, including supervisory issues, valuation, suitability, replacements and exchanges of variable life insurance and annuities, finite risk reinsurance and related matters. At this time, management cannot predict what other actions the SEC, the NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanctions could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings" contained in the 2004 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on MLOA's statements of operations and shareholder's equity. See Note 3 of Notes to Financial Statements contained in the 2004 Form 10-K and Note 2 of Notes to Financial Statements contained herein for pronouncements issued but not effective at December 31, 2004.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to General Instruction H of Form 10-Q.

Item 4:  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, no change in MLOA's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.

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

                     None

Item 3.        DEFAULTS UPON SENIOR SECURITIES

                     None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

Item 5.        OTHER INFORMATION

                     None

Item 6.        EXHIBITS


Number                  Description and Method of Filing
------  ------------------------------------------------------------------------
31.1    Certification of the registrant's Chief Executive Officer, pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of the registrant's Chief Financial Officer, pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of the registrant's Chief Executive Officer, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification of the registrant's Chief Financial Officer, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2005          MONY LIFE INSURANCE COMPANY OF AMERICA


                                  By:  /s/    Stanley B. Tulin
                                       -----------------------
                                       Name:  Stanley B. Tulin
                                       Title: Vice Chairman of the Board and
                                              Chief Financial Officer


Date: November 14, 2005          By:   /s/    Richard S. Dziadzio
                                      ---------------------------
                                       Name:  Richard S. Dziadzio
                                       Title: Executive Vice President and
                                              Deputy Chief Financial Officer


Date: November 14, 2005          By:   /s/    Alvin H. Fenichel
                                       ------------------------
                                       Name:  Alvin H. Fenichel
                                       Title: Senior Vice President and
                                              Controller