Form 10-K
period 2005-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2006-03-17
CIK 835357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

    (Mark One)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       [X]           OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to

                        Commission File Number 333-65423
                     MONY LIFE INSURANCE COMPANY OF AMERICA
             (Exact name of registrant as specified in its charter)

                    Arizona                                    86-0222062
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

1290 Avenue of the Americas, New York, New York                   10104
    (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (212) 554-1234

           Securities registered pursuant to Section 12(b) of the Act:


       Title of each class      Name of each exchange on which registered
       -------------------      -----------------------------------------
              None                                 None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                Yes [ ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                Yes [ ]        No [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2005.

As of March 16, 2006, 2,500,000 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.

                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----

Item 1.   Business..........................................................1-1
          Overview..........................................................1-1
          Recent Events.....................................................1-1
          Products..........................................................1-1
          General Account Investment Portfolio..............................1-2
          Competition.......................................................1-3
          Regulation........................................................1-3
          Employees.........................................................1-5
          Parent Company....................................................1-5
          Other Information.................................................1-5
Item 1A.  Risk Factors......................................................1A-1
Item 1B.  Unresolved Staff Comments.........................................1B-1
Item 2.   Properties........................................................2-1
Item 3.   Legal Proceedings.................................................3-1
Item 4.   Submission of Matters to a Vote of Security Holders*..............4-1

Part II
-------

Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities...............5-1
Item 6.   Selected Financial Data*..........................................6-1
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ("Management Narrative")..............7-1
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........7A-1
Item 8.   Financial Statements and Supplementary Data.......................FS-1
Item 9.   Changes In and Disagreements With Accountants On Accounting and
            Financial Disclosure............................................9-1
Item 9A.  Controls and Procedures...........................................9A-1
Item 9B.  Other Information.................................................9B-1

Part III
--------

Item 10.  Directors and Executive Officers of the Registrant*...............10-1
Item 11.  Executive Compensation*...........................................11-1
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters*................................12-1
Item 13.  Certain Relationships and Related Transactions*...................13-1
Item 14.  Principal Accounting Fees and Services............................14-1

Part IV
-------

Item 15.  Exhibits, Financial Statement Schedules...........................15-1

Signatures...................................................................S-1
Index to Exhibits............................................................E-1


*Omitted pursuant to General Instruction I to Form 10-K

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. MONY Life Insurance Company of America claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" and elsewhere in this report.

                                     PART I


PART I, ITEM 1.

                                  BUSINESS(1)

OVERVIEW

MONY Life Insurance Company of America ("MLOA") is an Arizona stock life insurance company and a wholly owned subsidiary of MONY Life. MLOA's primary business is to provide life insurance and annuity products to both individuals and businesses. MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico. As of December 31, 2005, MLOA had approximately 273,000 insurance policies and annuity contracts in force.

MONY Life is a wholly owned subsidiary of AXA Financial, Inc. ("AXA Financial") and AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

RECENT EVENTS

AXA Financial substantially completed the integration of the MONY Companies in 2005, including the combination of MONY's and AXA Financial's retail and wholesale distribution forces and key service operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 of Notes to Financial Statements.

PRODUCTS

Prior to the MONY Acquisition, MLOA offered a broad portfolio of life insurance products consisting primarily of variable life and interest-sensitive life insurance products (including group interest-sensitive life insurance products). In addition, MLOA has offered whole life and a variety of term life insurance products. MLOA has also offered a variety of annuity products, such as variable annuities, fixed deferred annuities and payout annuities. For additional information regarding certain features of MLOA's variable annuity products, see
Note 8 of Notes to Financial Statements.

Variable life and variable annuity contractholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts. The investment options available to MLOA's variable life and variable annuity contractholders are comprised of the proprietary fund family of EQ Advisors Trust and various non-proprietary fund families. MLOA's variable life insurance contracts have as many as 76 investment options and MLOA's variable annuity contracts have as many as 66 investment options. Depending on the investment options available under the specific contract, variable contractholders may allocate their funds among a wide variety of these investment options.

In connection with the MONY integration, management continues to evaluate the products sold by MLOA as part of an overall review of insurance products offered by AXA Equitable and AXA Financial's other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group. This evaluation has resulted in the recent discontinuation by MLOA of new sales of all life insurance and annuity products, except for certain variable and fixed annuities in limited markets, interest-sensitive whole life insurance and group term life insurance. Since this review of products is ongoing, and since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which, if at all, MLOA will continue to issue new business.



--------

(1) As used in this Form 10-K, the term "AXA Financial Group" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 and its consolidated subsidiaries, including AXA Equitable Life Insurance Company ("AXA Equitable"). The term "MONY" refers to The MONY Group Inc., a Delaware corporation acquired by AXA Financial on July 8, 2004 that merged with and into AXA Financial on July 22, 2004 (the "MONY Acquisition"), and the term "MONY Companies" means MONY Life Insurance Company ("MONY Life"), MLOA, U.S. Financial Life Insurance Company ("USFL") and the other subsidiaries of MONY acquired by AXA Financial in the MONY Acquisition. The term "Separate Accounts" refers to the separate account investment assets of MLOA excluding the assets held in those separate accounts on which MLOA bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with MLOA's continuing operations.

                                      1-1

DISTRIBUTION

MLOA's annuity and life insurance products have been distributed through financial professionals associated with AXA Advisors, LLC, an affiliated broker-dealer, and AXA Network, LLC, an affiliated insurance agency. As of December 31, 2005, AXA Advisors, LLC and AXA Networks, LLC had approximately 5,980 financial professionals.

MLOA has also distributed its products on a wholesale basis through AXA Distributors, LLC, AXA Financial Group's wholesale distribution company, to third-party broker-dealers and insurance brokerage general agencies.

In 2005, MONY Life financial professionals became financial professionals of AXA Network and AXA Advisors. Also in 2005, AXA Distributors, LLC replaced MONY Life's distribution company as the wholesale distributor of insurance products of MLOA.

REINSURANCE

MLOA reinsures most of its variable life, interest-sensitive life and term life insurance policies on an excess of retention basis. In 2005, MLOA retained up to a maximum of $4 million of risk on single-life policies and up to a maximum of $6 million on second-to-die policies. For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $25 million of risk on single-life policies and up to a maximum of $30 million on second-to-die policies. For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is sought. New term life policies continued to be coinsured on a first dollar basis, with MLOA reinsuring up to 65% of each risk up to its $4.0 million retention and 100% of any excess. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by MLOA in exchange for an agreed-upon premium. A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations. MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. MLOA is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 4.6% of the total policy life reserves of MLOA (including Separate Accounts).

MLOA also continues to reinsure a percentage of its exposure on variable annuity products that provide guaranteed minimum income benefit ("GMIB") features and/or guaranteed minimum death benefit ("GMDB") features. At December 31, 2005, MLOA had fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 33.3% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2005.

For additional information about reinsurance strategies implemented by MLOA, see
Note 12 of Notes to Financial Statements.

In addition, MLOA entered into certain arrangements with USFL, an affiliated insurance company, whereby MLOA has provided reinsurance to USFL. In December 2004, USFL recaptured all of the term life policies in force at that time that had previously been assumed by MLOA under a modified coinsurance ("MODCO") agreement. USFL's MODCO reinsurance arrangements remained in effect for interest-sensitive life insurance policies previously assumed and for new level term and interest-sensitive life business issued on or subsequent to January 1, 2005. In 2005, these MODCO reinsurance arrangements were terminated for level term life insurance and interest-sensitive life insurance policies and rescinded as of January 1, 2005 for term life insurance policies. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General", "- Liquidity and Capital Resources" and
Note 11 of Notes to Financial Statements. Other than in respect of the MODCO agreement with USFL that was terminated in 2005, MLOA does not assume reinsurance from any other insurance company.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

GENERAL. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2005:

                                      1-2

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)
                    -----------------------------------------

                                                 AMOUNT           % OF TOTAL
                                              -------------      -------------

Fixed maturities (2)...................    $       2,050.0               78.2%
Mortgages..............................              290.2               11.1
Other invested assets..................               54.8                2.1
Policy loans...........................               96.3                3.7
Cash and short-term investments (3)....              129.7                4.9
                                              -------------      -------------
Total..................................    $       2,621.0              100.0%
                                              =============      =============

----------
(1) Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) Excludes net unrealized gains of $14.4 million on fixed maturities classified as available for sale. Fixed maturities includes approximately $101.0 million, net amortized cost of below investment grade securities.
(3) Comprised of cash and short-term investments included within the "Cash and cash equivalent" caption on the balance sheet.

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

COMPETITION

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products that have been provided by MLOA. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting MLOA's business are financial and claims-paying ratings; size; product quality, range, features/functionality and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; and reputation and quality of service.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 16, 2006 the financial strength or claims-paying rating of MLOA was "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with positive outlook), "Aa3" from Moody's Investors Service (4th highest of 22 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook).

REGULATION

STATE SUPERVISION. MLOA is licensed to transact insurance business in all states other than New York and is subject to extensive regulation and supervision by insurance regulators in these states and the District of Columbia and Puerto Rico. MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. MLOA is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of MLOA and may make occasional requests for particular information from MLOA. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For example, certain attorneys general and


                                      1-3
insurance commissioners have requested information from insurance companies regarding collusive bidding and revenue sharing practices and practices associated with replacements and exchanges of life insurance and annuities.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance. In 2005, MLOA did not make any shareholder dividend payments.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect MLOA. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products. In 2003, reductions in income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates. While set to expire, there are proposals to extend or make such reduced rates permanent. Other provisions of recently enacted and proposed legislation and Treasury regulations relate to the business use of life insurance, split-dollar arrangements, creation of new tax favored savings accounts and modifications to both nonqualified deferred compensation plan and qualified plan (including tax sheltered annuities) rules. These provisions, to the extent enacted, could adversely affect the sale of life insurance to businesses, as well as the attractiveness of qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals such as Social Security reform or comprehensive overhaul of the Federal tax law (whether in response to recommendations of a Presidential Advisory Panel on Federal Tax Reform or otherwise), which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. The President's Advisory Panel on Federal Tax Reform recently announced its tax reform options. If enacted by Congress, these options would make sweeping changes to many long-standing tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management believes that the enactment of these options into law in their current or similar form could adversely affect sales, funding and surrender of cash value life insurance and deferred annuity products. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other proposals or legislation, if any, may be introduced or enacted relating to MLOA's business or what the effect of any such legislation might be.

SECURITIES LAWS. MLOA and certain policies and contracts offered by MLOA are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of MLOA's operations, and from time to time makes requests for particular information from MLOA. The SEC and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders or other sanctions.

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

                                      1-4

PRIVACY OF CUSTOMER INFORMATION.

Federal and state law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection, disclosure and protection of customer information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional laws relating to the use and protection of customer information.

EMPLOYEES

MLOA has no employees. MLOA has service agreements with affiliates pursuant to which MLOA is provided services necessary to operate its business. For additional information, see Note 11 of Notes to Financial Statements.

PARENT COMPANY

AXA, the ultimate parent company of MLOA, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is one of the largest insurance groups in the world and operates primarily in Western Europe, North America, and the Asia/Pacific region and, to a lesser extent, in other regions including Eastern Europe, the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to MLOA.

OTHER INFORMATION

All of MLOA's officers, including its chief executive officer, chief financial officer and controller, are subject to the Policy Statement on Ethics (the "Code"), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on AXA Financial's website at www.axa-financial.com. MLOA intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and controller by posting such information on AXA Financial's website at the above address.


                                      1-5

PART I, ITEM 1A.

                                  RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This "Risk Factors" section provides a summary of some of the significant risks that could affect our business, financial condition or results of operations. In this section, the terms "we," "us" and "our" refer to MONY Life Insurance Company of America.

EQUITY MARKET DECLINES AND VOLATILITY MAY ADVERSELY IMPACT OUR PROFITABILITY.

Declines or volatility in equity markets can negatively impact the investment returns we earn in those markets as well as our business and profitability. Examples of the effects of declines or volatility in equity markets include the following:

o Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts could reduce the amount of revenue we derive from fees charged on those account values;

o Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts that provide guaranteed benefits would increase the size of our potential obligations related to such guaranteed benefits. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging program;

o Increased volatility of equity markets may result in changes to the fair value of our GMIB reinsurance contracts, which could result in increased volatility of our earnings;

o Increased volatility of equity markets may increase surrenders and withdrawals of our variable life and annuity contracts, which could negatively impact our future profitability;

o Equity market declines could negatively impact the value of equity securities we hold for investment, thereby reducing our capital; and

o Deferred acquisition costs, referred to as DAC, and value of business acquired, referred to as VOBA, are accounting methods for amortizing the sales costs related to the acquisition of new life insurance and annuity business over the period in which that business will generate earnings for us. DAC and VOBA amortization rates are based in part on investment return and related estimates that, in turn, are based on actual market trends and reasonable expectations as to future performance drawn from those trends. Equity market declines could lead to reductions in these estimates that, in turn, could accelerate our DAC and VOBA amortization and reduce our current earnings.

INTEREST RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR MARGINS ON
INTEREST-SENSITIVE ANNUITY AND LIFE INSURANCE CONTRACTS AND INCREASE SURRENDERS AND WITHDRAWALS FROM THOSE CONTRACTS.

Our margin or "spread" on interest-sensitive annuity and life insurance contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts. This spread is a significant part of our earnings.

If interest rates fall and remain at significantly lower levels, the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts would cause our spreads on these contracts to deteriorate and possibly become negative which could have a material adverse effect on our profitability. Also, such a fall in interest rates could result in increased reserve requirements for those contracts.

A rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders of our interest-sensitive annuity and life insurance contracts. In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits. Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts. Also, a high level of surrenders associated with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

AN OVERALL ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL POSITION.

An overall economic downturn could negatively affect the value of our portfolio investments and increase surrenders and withdrawals from our life insurance and annuity contracts. In particular, an economic downturn could significantly affect the value of our portfolio investments since the majority of our portfolio is invested in bonds and mortgage loans that may suffer credit and value deterioration during such a downturn. Reductions in the value of our portfolio investments coupled with increased surrenders and withdrawals from our contracts could adversely affect our revenues and financial position.


                                      1A-1

OUR RESERVES COULD BE INADEQUATE DUE TO DIFFERENCES BETWEEN OUR ACTUAL EXPERIENCE AND MANAGEMENT'S ESTIMATES AND ASSUMPTIONS.

Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, claims experience and reinvestment rates. For a description of some of these estimates, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates". Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves resulting in a charge to our earnings.

LOSSES DUE TO DEFAULTS, ERRORS OR OMISSIONS BY THIRD PARTIES COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons. Losses associated with defaults by these third parties could adversely impact our business and results of operations.

REINSURANCE MAY BE INADEQUATE TO PROTECT US AGAINST LOSSES AND WE MAY INCUR LOSSES FROM OUR REINSURERS' FAILURE TO MEET THEIR OBLIGATIONS.

In the normal course of business, we seek to reduce risk through reinsurance. Under our reinsurance arrangements, other insurers assume a portion of the claims and related expenses on certain business we underwrite; however, we remain liable as the direct insurer on all risks we reinsure. These reinsurance arrangements do not eliminate our obligation to pay related claims and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers, our reinsurers may become financially unsound by the time their financial obligation to us becomes due. The inability of any reinsurer to meet its financial obligations to us could negatively impact our results of operations. See "Business - Reinsurance and Hedging" and Note 12 of Notes to Financial Statements for additional information regarding our reinsurance arrangements.

OUR EARNINGS ARE IMPACTED BY DAC AND VOBA CALCULATIONS THAT ARE BASED ON ESTIMATES THAT ARE SUBJECT TO CHANGE.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred as DAC rather than expensed immediately. They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. Revisions to our estimates are reflected in our earnings for the period in which the estimates are revised.

A DOWNGRADE IN OUR FINANCIAL STRENGTH AND CLAIMS-PAYING RATINGS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade in these ratings could adversely affect our business and results of operations by increasing surrenders and withdrawals from our contracts. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. See "Business - Competition" for a full description of our ratings.

LEGAL AND REGULATORY ACTIONS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESSES.

A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of these lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.

We are involved in such litigation and our results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against us. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

                                      1A-2

In addition to the litigation described above, examinations by Federal and state regulators and other governmental agencies could result in adverse publicity, sanctions, fines and other costs. At this time, management cannot predict what actions regulators may take or what the impact of such actions might be. Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters. For further information, see "Business - Regulation" and
Note 15 of Notes to Financial Statements.

WE MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT WE FACE INCREASED REGULATION AND/OR HEIGHTENED REGULATORY SCRUTINY.

We are subject to extensive regulation and supervision by the insurance regulators in all states (other than New York), the District of Columbia and Puerto Rico. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. To the extent that the amount of regulatory scrutiny or the amount of regulation continues to increase, our costs of compliance will increase. Such increases in our compliance obligations could materially increase our costs and adversely affect our earnings. In addition, changes in the regulatory environment, including increased activism by state attorneys general, insurance commissioners and other regulators, could have a material adverse impact on our business and results of operations. For additional information, see "Business - Regulation".

CHANGES IN U.S. TAX LAWS MAY ADVERSELY AFFECT OUR PROFITABILITY.

Currently, special U.S. tax law provisions apply to life insurance and annuity products. Our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings, retirement funding and taxation. Adverse changes could include the introduction of taxation of annual increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. For additional information, see "Business - Regulation - Federal Tax Initiatives".

CHANGES IN ACCOUNTING STANDARDS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial position. For information about recent accounting pronouncements, see Note 3 of Notes to Financial Statements.

OUR LOSSES PROVIDED FOR DISCONTINUED OPERATIONS MAY DIFFER FROM THE LOSSES ULTIMATELY REALIZED.

The determination of the allowance for future losses from our discontinued operations involves numerous estimates and subjective judgments, including those regarding expected performance of investment assets, asset reinvestment rates, ultimate mortality experience and other factors that affect investment and benefit projections. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations.

OUR DISCLOSURE AND INTERNAL CONTROL SYSTEM CANNOT GUARANTEE THAT OUR PUBLIC DISCLOSURE AND FINANCIAL STATEMENTS DO NOT CONTAIN ERRORS.

There are inherent limitations in the effectiveness of any system of disclosure and internal controls, including the possibilities of faulty judgments in decision-making, simple error or mistake, fraud, the circumvention of controls by individual acts or the collusion of two or more people, or management override of controls. Accordingly, even an effective disclosure and internal control system can provide only reasonable assurance with respect to disclosures and financial statement preparation. Also, the effectiveness of a disclosure and internal control system may vary over time due to changes in conditions.

                                      1A-3

PART I, ITEM 1B.

                            UNRESOLVED STAFF COMMENTS

                                      None








                                      1B-1

PART I, ITEM 2.

                                   PROPERTIES

MLOA does not lease or own space for its operations. Facilities are provided to MLOA for the conduct of its business pursuant to service agreements with affiliated companies. For additional information, see Note 11 of Notes to Financial Statements.






                                       2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 15 of Notes to Financial Statements for the year ended December 31, 2005 (Part II, Item 8 of this report) are incorporated herein by reference.






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

             Omitted pursuant to General Instruction I to Form 10-K.




                                       4-1

PART II, ITEM 5.

                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA's outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities. MLOA did not pay any shareholder dividends in 2005 or 2004. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.







                                       5-1

PART II, ITEM 6.

                             SELECTED FINANCIAL DATA

             Omitted pursuant to General Instruction I to Form 10-K.








                                       6-1

PART II, ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is omitted pursuant to General Instruction I (2)(a) of Form 10-K. The management narrative for MLOA that follows should be read in conjunction with the financial statements and related notes and information discussed under "Forward-Looking Statements" and "Risk Factors" included elsewhere in this Form 10-K.

GENERAL

On July 8, 2004, the acquisition of MONY by AXA Financial was completed and, under the terms of the related merger agreement, AXA Financial paid or made provisions to pay MONY shareholders approximately $1.5 billion in cash, representing $31.00 for each share of MONY's common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share. The acquisition was accounted for using the purchase method under SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with the acquisition, MLOA adjusted the cost basis of its assets and liabilities to fair value on the acquisition date (the "Purchase Adjustments").

Until December 31, 2004, MLOA had a modified co-insurance ("MODCO") agreement with USFL, an affiliate, whereby MLOA had reinsured 90% of all level term life insurance policies written by USFL after January 1, 1999 and all term life and universal life insurance policies written by USFL after January 1, 2000. During third and fourth quarter 2004, MLOA experienced declines in statutory surplus caused by first year statutory business strain and the establishment of additional liabilities for statutory purposes on level term business written by USFL due to updated mortality assumptions. In order to strengthen the statutory surplus position of MLOA, AXA Financial Group completed the following transactions in December 2004:

o USFL recaptured all of the term life policies in force as of December 31, 2004 that had previously been assumed by MLOA under the MODCO agreement, which resulted in the recognition by MLOA in 2004 of a $9.0 million pre-tax gain ($5.9 million after Federal income tax) for the six months ended December 31, 2004.

o MONY Life contributed 1.2 million units of AllianceBernstein, an affiliate, which it had received from AXA Financial Group, to MLOA, increasing MLOA's statutory surplus by $37.2 million.

USFL's MODCO arrangement with MLOA remained in effect for the universal life insurance policies inforce at December 31, 2004, as well as for new universal life and level premium term life insurance business issued during 2005. This MODCO agreement was terminated as of December 31, 2005. In connection with the termination, USFL recaptured the reinsured universal life business inforce as of December 31, 2005 and unwound the reinsurance to MLOA of the level premium term business issued during 2005.

The 2005 recapture of the universal life reinsurance from USFL resulted in pre-tax gains to MLOA of $0.6 million ($0.4 million after Federal income tax) for the year ended December 31, 2005. In addition, in connection with the unwinding of the reinsurance of term life policies issued in 2005, MLOA received a payment of $0.7 million from USFL representing interest on net payments made to USFL during the year under the MODCO agreement.

In connection with the MONY Acquisition, management continues to evaluate the products sold by MLOA as part of an overall review of products offered by AXA Equitable and AXA Financial's other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group. This evaluation has resulted in the recent discontinuation by MLOA of new sales of all life insurance and annuity products, except for certain fixed and variable annuities in limited markets, interest-sensitive whole life insurance and group term life insurance. Since this review of products is ongoing, and since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which, if at all, MLOA will continue to issue new business.

The earnings narrative that follows discusses the results for 2005 compared to the 2004 results.

RESULTS OF OPERATIONS

The acquisition of MONY by AXA Financial Group on July 8, 2004 resulted in a new basis of accounting for the Successor period beginning July 1, 2004. Information relating to the Predecessor period prior to the completion of the acquisition is presented using MLOA's historical basis of accounting. The following management narrative should be read taking into account not only this new accounting basis but also other significant changes to MLOA's operations following AXA Financial Group's acquisition of MONY,

                                      7-1
including, but not limited to: (1) USFL's December 31, 2005 recapture of all universal life policies that had previously been assumed by MLOA under its MODCO agreement with USFL; (2) USFL's December 31, 2004 recapture of all term life policies that had previously been assumed by MLOA under its MODCO agreement with USFL, and the unwinding of term life reinsurance assumed from USFL during 2005;
(3) significant MLOA cost reductions associated with AXA Financial Group's integration of the MONY Companies; and (4) the discontinuation of new sales of all life insurance and annuity products, except for certain fixed and variable annuities in limited markets, interest-sensitive whole life insurance and group term life insurance. To assist in the comparability of MLOA's financial results and related discussions, results of operations for the year ended December 31, 2004 include results for six months of the Successor and six months of the Predecessor and are designated as "combined", as follows:



                                                                       YEAR         Twelve Months     Six Months      Six Months
                                                                       ENDED            Ended            Ended           Ended
                                                                    DECEMBER 31,     December 31,     December 31,      June 30,
                                                                        2005             2004            2004            2004
                                                                  --------------   ---------------   -------------   -------------
                                                                     (SUCCCESSOR)    (Combined)        (Successor)   (Predecessor)
                                                                                            (IN MILLIONS)

REVENUES:

Universal life and investment-type product policy fee income..... $       168.3    $       163.5     $       80.8    $       82.7
Premiums.........................................................          53.8            162.4             85.0            77.4
Net investment income............................................         135.0            127.1             62.8            64.3
Investment losses, net...........................................          (2.2)            (5.3)            (4.6)           (0.7)
Other income.....................................................          22.0             34.1             26.7             7.4
                                                                  --------------   ---------------   -------------   -------------
          Total revenues.........................................         376.9            481.8            250.7           231.1
                                                                  --------------   ---------------   -------------   -------------

BENEFITS AND OTHER DEDUCTIONS:
Policyholders' benefits..........................................          99.5            172.0             91.2            80.8
Interest credited to policyholders' account balances.............          99.9            104.1             50.0            54.1
Compensation and other benefits..................................          30.7             77.9             32.1            45.8
Commissions......................................................          72.9             162.0            76.5            85.5
Interest expense.................................................           1.6              2.6              1.3             1.3
Amortization of deferred policy acquisition costs and value of
   business acquired.............................................          41.2             57.1             22.4            34.7
Capitalization of deferred policy acquisition costs .............         (78.1)          (181.3)           (87.5)          (93.8)
Rent expense.....................................................          10.5             12.8              3.0             9.8
Other operating costs and expenses...............................          40.7             61.0             22.8            38.2
                                                                  --------------   ---------------   -------------   -------------
          Total benefits and other deductions....................         318.9            468.2            211.8           256.4
                                                                  --------------   ---------------   -------------   -------------

Earnings (loss) before income taxes and cumulative effect of
   accounting change.............................................          58.0             13.6             38.9           (25.3)
Income tax (expense) benefit.....................................         (16.7)            (1.9)           (12.4)           10.5
                                                                  --------------   ---------------   -------------   -------------
Net earnings (loss) before cumulative effect of accounting change          41.3             11.7             26.5           (14.8)
Cumulative effect of accounting change, net of income taxes......           -               3.8               -              3.8
                                                                  --------------   ---------------   -------------   -------------
Net Earnings (Loss)..............................................   $      41.3      $      15.5      $      26.5     $     (11.0)
                                                                  ==============   ===============   =============   =============


YEAR ENDED DECEMBER 31, 2005 COMPARED TO COMBINED TWELVE MONTHS ENDED DECEMBER 31, 2004

Earnings before income taxes and the cumulative effect of an accounting change were $58.0 million for the full year 2005, an increase of $44.4 million from earnings before income taxes and cumulative effect of an accounting change of $13.6 million for the combined twelve months of 2004. Net earnings for MLOA were $41.3 million for the full year 2005, up from net earnings of $15.5 million for the combined twelve months of 2004. In first quarter 2004, MLOA recorded earnings of $3.8 million (net of related income taxes of $2.1 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the full year 2005 decreased $104.9 million as compared to the combined twelve months of 2004.

Premiums totaled $53.8 million for the full year 2005, a $108.6 million decrease from the combined twelve months of 2004, principally due to a decrease in premiums assumed under the MODCO agreement with USFL attributable to the December 31, 2004 recapture by USFL of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement and the 2005 unwinding. These decreases were partially offset by an increase in renewal premiums on level term business attributable to a higher in-force block of business for MLOA.

                                      7-2

Net investment income was $135.0 million for the full year 2005, $7.9 million higher than the combined twelve months of 2004. The increase was principally due to increased income on fixed maturities as a result of higher average assets and a decrease in investment related expenses attributable to cost reductions associated with AXA Financial Group's integration of the MONY Companies, partially offset by decreased income on mortgage loans due to lower average assets.

Investment losses, net were $2.2 million for the full year 2005 compared to investment losses, net of $5.3 million for the combined twelve months of 2004. The lower losses was principally due to net losses on sales of fixed maturities of $2.2 million compared to $8.0 million in the combined twelve months of 2004, partially offset by gains on sales of mortgage loans in the prior year period of $2.7 million.

There was a $12.1 million decrease in other income to $22.0 million for the full year 2005 from $34.1 million for the combined twelve months of 2004. The decrease was principally due to the impact of the $0.6 million gain recognized on the recapture of the universal life policies that had previously been assumed under MLOA's MODCO agreement with USFL in the current year period compared to the $9.0 gain recognized on the recapture of the term life policies assumed under MLOA's MODCO agreement with USFL in the prior year period. Additionally, there were decreases in the value of the embedded derivative related to the reinsurance agreement with USFL resulting in a loss of $(1.7) million in 2005 compared to a gain of $2.5 million in 2004 and an insurance recovery of $2.4 million in the first quarter 2004, partially offset by $4.1 million of equity in net earnings from the investment in AllianceBernstein units in 2005.

Benefits and Other Deductions. Total benefits and other deductions for the full year 2005 decreased $149.3 million to $318.9 million from $468.2 million for the combined twelve months of 2004.

Policyholders' benefits decreased $72.5 million to $99.5 million in the full year 2005, resulting principally from a decrease in assumed benefits under the MODCO treaty with USFL and a decrease in the change in reserves due to a reduction in new sales of certain life insurance and annuity products, offset by an increase in claims on universal life and level term products.

Compensation and benefits decreased $47.2 million to $30.7 million for the full year 2005 from $77.9 million for the combined twelve months of 2004, principally due to cost reductions associated with AXA Financial Group's integration of the MONY Companies and a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable as certain products previously offered by MLOA were replaced by other AXA Financial Group products.

Commissions decreased $89.1 million during the full year 2005 to $72.9 million principally due to a decrease in the reinsurance expense allowance paid to USFL as a result of the recapture by USFL on December 31, 2004 of all of the term life policies in force that had previously been assumed by MLOA under the MODCO agreement and a decrease in first year commissions as certain life insurance and annuity products previously offered by MLOA were replaced by other AXA Financial Group products.

Amortization of DAC and VOBA decreased $15.9 million to $41.2 million for the full year 2005 principally due to the impact of new basis accounting in the successor period. DAC was replaced with VOBA as part of purchase accounting. Amortization of DAC attributable to the Predecessor period in 2004 was $34.7 million. Amortization of VOBA resulting from the new purchase accounting basis in 2005 was $32.5 million compared to $16.7 for the six months ended December 31, 2004.

DAC capitalization of $78.1 million for the full year 2005 decreased $103.2 million from $181.3 million in the combined twelve months of 2004 principally due to respective decreases of $16.1 million and $34.1 million in first year commissions and deferrable operating expenses due to lower sales in the successor period as certain products previously offered by MLOA were replaced by other AXA Financial Group products and a $53.0 million decrease in reinsurance expense allowances paid to USFL.

Rent expense decreased $2.3 million to $10.5 million for the full year 2005, reflecting the cost reductions associated with AXA Financial Group's integration of the MONY Companies.

Other operating costs and expenses totaling $40.7 million for the full year 2005 decreased by $20.3 million from $61.0 million for the combined twelve months of 2004 principally due to cost reductions associated with AXA Financial Group's integration of the MONY Companies and a decrease in services provided to MLOA under its service agreement with AXA Equitable as certain products previously offered by MLOA were replaced by other AXA Financial Group products.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for the full year 2005 decreased by $351.8 million from the combined twelve months of 2004 to $420.6 million. The decrease was attributable to a reduction in new sales of certain life insurance of $203.5 million and of annuity products of $148.3 million.

                                      7-3

Surrenders and Withdrawals. When totals for the full year 2005 are compared to the combined twelve months of 2004, surrenders and withdrawals increased from $486.1 million to $651.6 million with respective increases of $103.6 million and $63.4 million reported for variable and interest-sensitive life and individual annuities offset by a decrease of $1.5 million reported for traditional life insurance products. The annualized annuities surrender rate increased to 13.2% in the 2005 period from 11.9% in the 2004 period, while the variable and interest-sensitive life surrender rates showed an increase from 4.55% in the 2004 period to 8.92% in the 2005 period. The increase in surrenders on variable and interest-sensitive life is due to large COLI surrenders in fourth quarter 2005. Except for the large COLI surrenders in the fourth quarter 2005, the trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

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

Sources of Liquidity. MLOA's primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2005, this asset pool included an aggregate of $126.3 million in highly liquid short-term investments, as compared to $198.0 million at December 31, 2004. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA's liquidity needs.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy MLOA's liquidity needs.

During third and fourth quarter 2004, MLOA experienced declines in statutory surplus caused by first year statutory business strain and the establishment of additional liabilities for statutory purposes on level term business written by USFL due to updated mortality assumptions. In order to strengthen the statutory surplus position of MLOA, AXA Financial Group completed the following transactions in December 2004:

o USFL recaptured all of the term life policies in force as of December 31, 2004 that had previously been assumed by MLOA under the MODCO agreement, which resulted in the recognition by MLOA in 2004 of a $9.0 million pre-tax gain ($5.9 million after Federal income tax) for the six months ended December 31, 2004.

o MONY Life contributed 1.2 million units of AllianceBernstein, an affiliate, which it had received from AXA Financial Group, to MLOA, increasing MLOA's statutory surplus by $37.2 million.

USFL's MODCO arrangement with MLOA remained in effect for the universal life insurance policies inforce at December 31, 2004, as well as for new universal life and level premium term life insurance business issued during 2005. This MODCO agreement was terminated as of December 31, 2005. In connection with the termination, USFL recaptured the reinsured universal life business inforce as of December 31, 2005 and unwound the reinsurance to MLOA of the level premium term business issued during 2005.

The 2005 recapture of the universal life reinsurance from USFL resulted in pre-tax gains to MLOA of $0.6 million ($0.4 million after Federal income tax) for the year ended December 31, 2005. In addition, in connection with the unwinding of the reinsurance of term life policies issued in 2005, MLOA received a payment of $0.7 million from USFL representing interest on net payments made to USFL during the year under the MODCO agreement.

Management continues to evaluate the products sold by MLOA as part of an overall review of products offered by AXA Equitable and AXA Financial's other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group.

                                      7-4

SUPPLEMENTARY INFORMATION

At December 31, 2005, MLOA had a $33.8 million, 6.8% note payable outstanding with MONY Benefits Management Corp. ("MBMC"), an affiliate. Principal and interest are payable quarterly to MBMC.

A schedule of future payments under certain of MLOA's contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2005
                                  (IN MILLIONS)

                                                                           Payments Due by Period
                                                         ------------------------------------------------------------
                                                             Less Than                                    Over
                                             Total             1 Year    1 - 3 Years   4 - 5 Years       5 Years
                                         -------------   -------------   -----------   ------------   ---------------

Note Payable to Affiliate............... $      33.8      $       3.2    $     10.9   $       8.6     $        11.1
                                         ===============  ============   ===========  =============   ===============

Interest on the note payable to affiliate will be approximately $3.2 million, $3.4 million, $3.6 million, $3.9 million and $4.2 million in 2006, 2007, 2008, 2009 and 2010, respectively. MLOA also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments depends upon such factors as the mortality and persistency of its customer base.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2005 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages. Information on these contingent commitments can be found in Notes 11, 13 and 15 of Notes to Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES

MLOA's management narrative is based upon MLOA's financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, MLOA evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits, and pension cost. MLOA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

Recognition of Insurance Income and Related Expenses - Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on universal life and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent

                                      7-5
amortization of policy acquisition costs. Secular trends and MLOA's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC and VOBA - For universal life and investment-type contracts, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised. Additionally, the level of operating expenses that can be deferred is another significant factor in MLOA's reported profitability in any given period. VOBA was recorded in conjunction with the acquisition of MONY and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial Group.

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

Purchase Adjustments - The determination of the purchase adjustments relating to investments reflects management's reliance on independent price quotes where available. Other purchase adjustments required significant management estimates and assumptions. The purchase adjustments related to VOBA and liabilities, including policyholder reserves, required management to exercise judgment to assess the value of these items. MLOA's purchase adjustments resulted in a revalued balance sheet, which may result in future earnings trends that differ significantly from historical trends.

Stock-based Compensation - Although MLOA has no employees, under a service agreement with AXA Equitable, MLOA pays for services provided on its behalf including stock-based compensation (see Note 10 of Notes to Financial Statements). Prior to the adoption of SFAS No. 123(R), "Share-based Payments," on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date. Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, is recorded based upon changes in the fair value of the AXA ADRs or AXA shares. In connection with the adoption of SFAS No. 123(R) at January 1, 2006, MLOA will begin recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period. Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.


                                      7-6

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

MLOA's assets with interest rate risk include fixed maturities and mortgage loans that make up 89.2% of the carrying value of General Account Investment Assets at December 31, 2005. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2005 and 2004 would have on the fair value of fixed maturities and mortgage loans:

                                                                  DECEMBER 31, 2005                   December 31, 2004
                                                       ------------------------------------  ---------------------------------
                                                                            BALANCE AFTER                      Balance After
                                                            FAIR              +100 BASE           Fair           +100 Base
                                                            VALUE           POINT CHANGE          Value        Point Change
                                                       -----------------  -----------------  --------------- -----------------
                                                                                      (IN MILLIONS)
    Fixed maturities..................................    $2,035.6           $1,937.0           $ 1,927.2        $  1,850.8
    Mortgage loans on real estate.....................       291.3              280.4               378.0             365.1
                                                       -----------------  -----------------  --------------- -----------------
          Total.......................................    $2,326.9           $2,217.4           $ 2,305.2        $  2,215.9
                                                       =================  =================  =============== =================

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

At years end 2005 and 2004, the aggregate carrying value of policyholders' liabilities were $2,485.0 million and $2,493.0 million, respectively, including $971.5 million and $1,019.8 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2005 and 2004 were $1,039.1 million and $1,159.1 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $1,131.6 million and $1,291.1 million, respectively. Those investment contracts represent only a portion of total policyholders' liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders' liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of MLOA's operations, including investment decisions, product development and determination of crediting rates. As part of the risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to MLOA with respect to interest rate movements of 100 basis points from year-end 2005 levels.

                                      7A-1

ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                     MONY LIFE INSURANCE COMPANY OF AMERICA



Report of Independent Registered Public Accounting Firm........................................................................  F-1
Financial Statements:
    Balance Sheets, December 31, 2005 and December 31, 2004....................................................................  F-2
    Statements of Operations, Year Ended December 31, 2005 (Successor), Six months Ended December 31, 2004 (Successor),
     Six Months Ended June 30, 2004 (Predecessor) and Year Ended December 31, 2003 (Predecessor)...............................  F-3
    Statements of Shareholder's Equity, Years Ended December 31, 2005, 2004 and 2003...........................................  F-4
    Statements of Cash Flows, Year Ended December 31, 2005 (Successor), Six Months Ended December 31, 2004 (Successor),
     Six Months Ended June 30, 2004 (Predecessor) and Year Ended December 31, 2003 (Predecessor)...............................  F-5
    Notes to Financial Statements..............................................................................................  F-7

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules....................................... F-30
Financial Statement Schedules:
Schedule I - Summary of Investments - Other Than Investments in Related Parties, December 31, 2005............................. F-31
Schedule IV - Reinsurance, Year Ended December 31, 2005 (Successor), Six Months Ended December 31, 2004 (Successor),
    Six Months Ended June 30, 2004 (Predecessor), and Year Ended December 31, 2003 (Predecessor)............................... F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MONY Life Insurance Company of America:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America at December 31, 2005 and December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and the six months ended December 31, 2004 and the six (predecessor) months ended June 30, 2004 and the (predecessor) year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, in 2004 MONY Life Insurance Company of America changed its method of accounting for certain nontraditional long-duration contracts and for Separate Accounts.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 17, 2006

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS

                                                                                             DECEMBER 31,       December 31,
                                                                                                 2005               2004
                                                                                           ------------------ ------------------
                                                                                                      (IN MILLIONS)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value.........................          $2,035.6           $1,927.2
   Mortgage loans on real estate........................................................             290.2              373.2
   Policy loans.........................................................................              96.3               93.0
   Other invested assets................................................................              54.8               57.2
                                                                                           ------------------ ------------------
          Total investments.............................................................           2,476.9            2,450.6
Cash and cash equivalents...............................................................             129.7              198.8
Amounts due from reinsurers.............................................................             106.2               76.0
Deferred policy acquisition costs.......................................................             106.8               57.3
Value of business acquired..............................................................             328.2              354.8
Other assets............................................................................              29.5               25.3
Separate Accounts' assets...............................................................           3,485.1            3,732.2
                                                                                           ------------------ ------------------
TOTAL ASSETS............................................................................          $6,662.4           $6,895.0
                                                                                           ================== ==================

LIABILITIES
Policyholders' account balances.........................................................          $2,175.9           $2,228.5
Future policy benefits and other policyholders liabilities..............................             309.1              264.5
Other liabilities.......................................................................              47.4               48.1
Note payable to affiliate...............................................................              33.8               36.8
Income taxes payable....................................................................              50.6               45.2
Separate Accounts' liabilities..........................................................           3,485.1            3,732.2
                                                                                           ------------------ ------------------
       Total liabilities................................................................           6,101.9            6,355.3
                                                                                           ------------------ ------------------

Commitments and contingencies (Notes 10,13,14 and 15)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and
   outstanding..........................................................................               2.5                2.5
Capital in excess of par value..........................................................             495.8              495.8
Retained earnings.......................................................................              67.8               26.5
Accumulated other comprehensive (loss) income...........................................              (5.6)              14.9
                                                                                           ------------------ ------------------
       Total shareholder's equity.......................................................             560.5              539.7
                                                                                           ------------------ ------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..............................................          $6,662.4           $6,895.0
                                                                                           ================== ==================





                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF OPERATIONS

                                                                       YEAR              Six              Six              Year
                                                                       ENDED         Months Ended     Months Ended         Ended
                                                                    DECEMBER 31,     December 31,       June 30,        December 31,
                                                                        2005             2004             2004             2003
                                                                  ----------------- --------------- -----------------  -------------
                                                                    (SUCCESSOR)      (Successor)      (Predecessor)    (Predecessor)
                                                                                            (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee income....  $      168.3     $        80.8   $        82.7      $     166.2
Premiums........................................................          53.8              85.0            77.4            141.0
Net investment income...........................................         135.0              62.8            64.3            118.5
Investment (losses) gains, net..................................          (2.2)             (4.6)           (0.7)            11.8
Other income....................................................          22.0              26.7             7.4             17.2
                                                                  ----------------- --------------- -----------------  -------------
       Total revenues...........................................         376.9             250.7           231.1            454.7
                                                                  ----------------- --------------- -----------------  -------------

BENEFITS AND OTHER DEDUCTIONS

Policyholders' benefits.........................................          99.5              91.2            80.8            156.8
Interest credited to policyholders' account balances............          99.9              50.0            54.1             91.5
Compensation and other benefits.................................          30.7              32.1            45.8             80.6
Commissions.....................................................          72.9              76.5            85.5            160.2
Interest expense................................................           1.6               1.3             1.3              2.8
Amortization of deferred policy acquisition costs and value of
   business acquired............................................          41.2              22.4            34.7             55.2
Capitalization of deferred policy acquisition costs ............         (78.1)            (87.5)          (93.8)          (193.7)
Rent expense....................................................          10.5               3.0             9.8             14.6
Other operating costs and expenses..............................          40.7              22.8            38.2             55.5
                                                                  ----------------- --------------- -----------------  -------------
          Total benefits and other deductions...................         318.9             211.8           256.4            423.5
                                                                  ----------------- --------------- -----------------  -------------

Earnings (loss) before income taxes and cumulative effect of
   accounting change............................................          58.0              38.9           (25.3)            31.2
Income tax (expense) benefit....................................         (16.7)            (12.4)           10.5             (4.9)
                                                                  ----------------- --------------- -----------------  -------------
Net earnings (loss) before cumulative effect of accounting
   change.......................................................          41.3              26.5           (14.8)            26.3
Loss from real estate to be disposed of, net of income taxes....            -                 -               -              (0.1)
Cumulative effect of accounting change, net of income taxes.....            -                 -              3.8              -
                                                                  ----------------- --------------- -----------------  -------------
Net Earnings (Loss).............................................  $       41.3     $        26.5   $       (11.0)     $      26.2
                                                                  ================= =============== =================  =============





                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                                       ACCUMULATED
                                                                          CAPITAL                         OTHER           TOTAL
                                                           COMMON        IN EXCESS       RETAINED     COMPREHENSIVE   SHAREHOLDER'S
                                                            STOCK          OF PAR        EARNINGS     INCOME (LOSS)      EQUITY
                                                       -----------------------------------------------------------------------------
                                                                                      (IN MILLIONS)
PREDECESSOR BALANCE, JANUARY 1, 2003..................   $       2.5     $  449.7      $     113.0     $      24.7    $     639.9
Capital contributions.................................             -        100.0                -               -          100.0
Comprehensive income:
      Net earnings....................................             -            -             26.2               -           26.2
      Other comprehensive loss........................             -            -                -            (0.5)          (0.5)
                                                                                                                      -----------
            Comprehensive income......................                                                                       25.7
                                                         -----------     --------      -----------     -----------    -----------
PREDECESSOR BALANCE, DECEMBER 31, 2003................           2.5        599.7            139.2            24.2          765.6
Comprehensive loss:

      Net loss........................................             -            -            (11.0)              -          (11.0)
      Other comprehensive loss........................             -            -                -           (11.4)         (11.4)
                                                                                                                      -----------
            Comprehensive loss........................                                                                      (22.4)
                                                         -----------     --------      -----------     -----------    -----------
PREDECESSOR BALANCE, JUNE 30, 2004....................           2.5        599.7            128.2            12.8          743.2
Effect of push-down accounting of AXA Financial
   Group's purchase price on MLOA's net assets........             -       (153.0)          (128.2)          (12.8)        (294.0)
                                                         -----------     --------      -----------     -----------    -----------
SUCCESSOR BALANCE, JULY 1, 2004                                  2.5        446.7                -               -          449.2
Capital contributions.................................             -         49.1                -               -           49.1
Comprehensive income:
      Net earnings....................................             -            -             26.5               -           26.5
      Other comprehensive income......................             -            -                -            14.9           14.9
                                                                                                                      -----------
            Comprehensive income......................                                                                       41.4
                                                         -----------     --------      -----------     -----------    -----------
SUCCESSOR BALANCE, DECEMBER 31, 2004..................           2.5        495.8             26.5            14.9          539.7
Comprehensive income:
      Net earnings....................................             -            -             41.3               -           41.3
      Other comprehensive loss........................             -            -                -           (20.5)         (20.5)
                                                                                                                      -----------
            Comprehensive income......................                                                                       20.8
                                                         -----------     --------      -----------     -----------    -----------
SUCCESSOR BALANCE, DECEMBER 31, 2005..................   $       2.5     $  495.8      $      67.8     $      (5.6)   $     560.5
                                                         ===========     ========      ===========     ===========    ===========





                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS

                                                                         YEAR         Six Months      Six Months         Year
                                                                         ENDED           Ended           Ended           Ended
                                                                      DECEMBER 31,    December 31,      June 30,      December 31,
                                                                         2005            2004            2004            2003
                                                                    --------------- --------------- -------------- -----------------
                                                                      (SUCCESSOR)     (Successor)   (Predecessor)    (Predecessor)
                                                                                             (IN MILLIONS)

Net earnings (loss).................................................  $    41.3       $    26.5       $   (11.0)      $    26.2
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Interest credited to policyholders' account balances...........       99.9            50.0            54.1            91.5
     Universal life and investment-type product policy fee income...     (168.3)          (80.8)          (82.7)         (166.2)
     Change in accrued investment income............................       (1.8)           (3.0)            4.7            (1.7)
     Investment losses (gains)......................................        2.2             4.6             0.7           (17.3)
     Change in deferred policy acquisition costs and VOBA...........      (36.9)          (65.1)          (60.8)         (138.5)
     Change in future policy benefits and other policyholders
         liabilities................................................       57.5             1.1            (3.2)            5.4
     Provision for depreciation and amortization....................       14.1             7.9             1.5             0.7
     Cumulative effect of the adoption of SOP 03-1..................        -               -             (5.9)             -
     Loss on discontinued real estate operations....................        -               -               -              0.1
     Gain on recapture from reinsurance from USFL...................       (0.6)           (9.0)            -               -
     Other, net.....................................................      (10.0)          (20.4)           49.1            81.7
                                                                    --------------- --------------- -------------- -----------------

Net cash used in operating activities...............................       (2.6)          (88.2)          (53.5)         (118.1)
                                                                    --------------- --------------- -------------- -----------------

Cash flows from investing activities:
   Sales, maturities or repayments of:
      Fixed maturity securities.....................................      173.5           188.7           431.5           358.7
      Mortgage loans on real estate.................................      100.8            93.8            43.0            80.1
      Other invested assets.........................................        -               4.3             0.1             0.3
   Acquisitions of investments:
      Fixed maturity securities.....................................     (348.0)         (473.1)         (272.4)         (548.5)
      Mortgage loans on real estate.................................      (18.1)          (18.7)          (66.1)         (139.1)
      Other invested assets.........................................       (0.1)           (0.4)           (0.2)           (0.6)
      Policy loans, net.............................................       (3.3)           (3.9)           (3.0)           (6.3)
                                                                    --------------- --------------- -------------- -----------------

Net cash (used in) provided by investing activities.................      (95.2)         (209.3)          132.9          (255.4)
                                                                    --------------- --------------- -------------- -----------------

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                            YEAR        Six Months      Six Months        Year
                                                                           ENDED           Ended           Ended          Ended
                                                                        DECEMBER 31,    December 31,      June 30,     December 31,
                                                                            2005           2004            2004           2003
                                                                     --------------- ---------------- -------------- ---------------
                                                                         (SUCCESSOR)     (Successor)   (Predecessor)  (Predecessor)
                                                                                                (IN MILLIONS)
Cash flows from financing activities:
   Policyholders' account balances:
      Deposits......................................................       521.4          284.6          477.8            969.6
      Withdrawals and transfers to Separate Accounts................      (505.7)        (196.9)        (337.1)          (545.8)
   Repayment of note to affiliate...................................        (3.0)          (1.4)          (1.4)            (2.6)
   Proceeds received from recapture of reinsurance with USFL........        12.2           10.4             -                -
   Other, net.......................................................         3.8             -              -                -
   Capital contribution.............................................          -              -              -             100.0
                                                                     --------------- --------------- --------------- ---------------

Net cash provided by financing activities...........................        28.7           96.7          139.3            521.2
                                                                     --------------- --------------- --------------- ---------------

Net (decrease) increase in cash and cash equivalents................       (69.1)        (200.8)         218.7            147.7
Cash and cash equivalents, beginning of period......................       198.8          399.6          180.9             33.2
                                                                     --------------- --------------- --------------- ---------------

Cash and Cash Equivalents, End of Period............................ $     129.7     $    198.8      $   399.6       $    180.9
                                                                     =============== =============== =============== ===============

Supplemental cash flow information:

  Interest Paid..................................................... $       2.4     $      1.3      $     1.3       $      2.8
                                                                     =============== =============== =============== ===============
  Income Taxes Refunded............................................. $         -     $    (48.2)     $       -       $    (27.4)
                                                                     =============== =============== =============== ===============
Schedule of non-cash financing activities:

  Capital contribution of AllianceBernstein units from MONY Life.... $         -     $     49.1      $       -       $       -
                                                                     =============== =============== =============== ===============
  Transfer of bonds from USFL due to recapture of reinsurance with
   USFL (Note 11)................................................... $         -     $     84.6      $       -       $       -
                                                                     =============== =============== =============== ===============









                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS



1)    ORGANIZATION

      MONY Life Insurance Company of America ("MLOA"), an Arizona stock life insurance company whose primary business is to provide life insurance and annuity products to both individuals and businesses, is a wholly-owned subsidiary of MONY Life Insurance Company ("MONY Life"). MONY Life is a wholly owned subsidiary of MONY Holdings, LLC ("MONY Holdings"), which is a downstream holding company of AXA Financial, Inc. ("AXA Financial", which together with its consolidated subsidiaries is referred to herein as "AXA Financial Group").

2)    MERGER OF MONY WITH AXA FINANCIAL GROUP

      On July 8, 2004, the acquisition of The MONY Group Inc. ("MONY") by AXA Financial was completed and, under the terms of the related merger agreement, AXA Financial paid or made provisions to pay MONY shareholders approximately $1.5 billion in cash, representing $31.00 for each share of MONY's common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share.

      The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with the acquisition, MLOA adjusted the cost basis of its assets and liabilities to fair value on the acquisition date (the "Purchase Adjustments"). References in these financial statements to "Predecessor" refer to MLOA prior to July 1, 2004. References to "Successor" refer to MLOA on and after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments. For accounting purposes (due to convenience and immateriality of the results of MONY and its subsidiaries from July 1 through July 8), AXA Financial has consolidated MONY and its subsidiaries and reflected its results from July 1, 2004 in its consolidated statements of earnings and consolidated cash flows. MLOA's activity for the period from July 1, 2004 through July 8, 2004 is therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations. The Predecessor's statement of operations is presented using MLOA's historical basis of accounting.

      The determination of the Purchase Adjustments relating to investments reflects management's reliance on independent price quotes where available. Other Purchase Adjustments required significant management estimates and assumptions. The Purchase Adjustments related to Value of Business Acquired ("VOBA") and liabilities, including policyholder reserves, required management to exercise judgment to assess the value of these items. The Purchase Adjustments resulted in a revalued balance sheet, which may result in future earnings trends that differ significantly from historical trends. MLOA does not anticipate any material impact on its liquidity, or its ability to pay policyholders claims, arising out of the purchase accounting process related to the merger.

3)    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
      ---------------------

      The preparation of the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.

      The term "full year 2005" and "full year 2004" refers to the year ended December 31, 2005 and 2004, respectively. The terms "six months ended December 31, 2004" and "six months ended June 30, 2004" refer to the 2004 Successor and Predecessor periods, respectively. The term "full year 2003" refers to the year ended December 31, 2003. References to "Successor" refer to MLOA on or after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments recorded in connection with the acquisition of MONY by AXA Financial Group.

      Certain reclassifications have been made in the amounts presented for prior periods to conform to the current presentation. The December 31, 2004 comparative balance sheet reflects the reclassification of $87.9 million in reserves on one of MLOA's interest-sensitive products from future policy benefits and other policyholder's liabilities to policyholders' account balances.

      Accounting Changes
      ------------------

      Effective January 1, 2004, MLOA adopted Statement of Position ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in MLOA's accounting policies relating to (a) liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts issued by MLOA, and (b) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

      The adoption of SOP 03-1 resulted in a change in liabilities associated with the market value adjustment feature that are now reported at the accrued account balance. Prior to the adoption of SOP 03-1, such liabilities had been reported at market adjusted value.

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

      The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease in the six months ended June 30, 2004 Predecessor net loss of $3.8 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

      New Accounting Pronouncements
      -----------------------------

      On May 30, 2005, Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," a replacement of Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. These affiliates account for stock option plans and other stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 10 of Notes to Financial Statements for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

      On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," requiring the cost of all share-based payments to employees, including stock options, stock appreciation rights, and certain employee stock purchase plans, to be recognized in the financial statements based on their fair values. By ruling of the Securities and Exchange Commission ("SEC"), effective April 21, 2005, public companies were permitted to delay their initial adoption of SFAS No. 123(R) from the first interim period to the first annual period beginning on or after June 15, 2005. Consequently, AXA Financial Group, including MLOA, implemented SFAS 123(R) effective January 1, 2006 and will reflect the resulting impacts of adoption in its financial reporting for first quarter 2006. As more fully described in Note 10 of Notes to Financial Statements, MLOA elected under SFAS No. 123, "Accounting for Stock-Based Compensation," to continue to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25, and its related interpretations, and to provide only pro-forma disclosure of the effect on net earnings from applying the fair value based method. Accordingly, adoption of SFAS No. 123(R) will result in compensation expense for certain types of AXA Financial Group's equity-settled award programs for which no cost previously would have been charged to net earnings under APB No. 25, such as for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. Similarly, certain types of AXA Financial Group's cash-settled award programs, such as stock appreciation rights, may be expected to result in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to APB No. 25.

      To effect its adoption of SFAS No. 123(R) on January 1, 2006, AXA Financial Group elected the "modified prospective method" of transition to the new accounting and reporting requirements for share-based payments. Consequently, the resulting impacts of adoption to be reflected in MLOA's financial reporting for first quarter 2006 will not include a restatement of prior-period results to reflect the original recognition provisions of SFAS No. 123 as would be required under the alternative "modified retrospective method" of transition. Under the modified prospective method, AXA Financial Group will be required to apply the measurement, recognition, and attribution requirements of SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. In addition, the modified prospective method will require AXA Financial Group to recognize compensation expense over the remaining future service/vesting periods for the unvested portions of awards outstanding at January 1, 2006, applying the same estimates of fair value and the same attribution method used previously to prepare SFAS No. 123 pro-forma disclosures. The unrecognized compensation cost associated with unvested stock option awards as at January 1, 2006 was approximately $3.4 million ($2.2 million after-tax) and, under SFAS No. 123(R), will result in incremental expense in the Statements of Operations of MLOA over a weighted average remaining service/vesting period of approximately 2.0 years. Absent additional forfeiture considerations, results for 2006 would be expected to include approximately $1.9 million ($1.2 million after-tax) of additional compensation expense as related to unvested stock option awards at January 1, 2006 as a result of the adoption of SFAS 123(R).

      The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it is largely dependent upon the nature and levels of share-based payments granted in the future. Nonetheless, while there exist differences between certain requirements of SFAS Nos. 123 and 123(R), the estimated impacts in previous periods of applying a fair-value approach to accounting for share-based awards made to employees of AXA Financial Group are described and/or disclosed on a pro-forma basis in Note 10 of Notes to Financial Statements. Management is continuing to assess the impacts of adoption of SFAS 123(R), including accounting for the income tax effects of share-based compensation, for which AXA Financial Group likely will elect the transition alternative available for income taxes provided by the November 10, 2005 issuance of FSP No. 123(R)-3 "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". In addition, management is continuing to assess the impacts of the related amendment to SFAS No. 95, "Statement of Cash Flows," that in periods subsequent to adoption of SFAS 123(R) will require tax deductions in excess of recognized compensation cost to be classified as resulting from a financing activity rather than as an operating cash flow as currently required.

      Neither SFAS No. 123 nor SFAS No. 123(R) prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead require consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded and one that can be supported by information that is available, such as exercise behavior. In its implementation of SFAS 123(R), AXA Financial Group expects to continue to use the Black-Scholes-Merton formula to estimate the fair values of employee stock options. As more fully described in Note 10 of Notes to Financial Statements, and consistent with the fair value measurement objectives of SFAS 123 and SFAS 123(R), beginning with awards granted in 2005, AXA Financial Group modified its methodologies for developing the expected stock price volatility and expected dividend assumptions used in this pricing formula. With respect to the valuation of options to purchase AXA ADRs, these changes each represent a change in accounting estimate under SFAS No. 154 "Accounting Changes and Error Corrections," and, accordingly, will be applied prospectively in determining the fair values of employee stock options to be measured and accounted for in accordance with SFAS No. 123(R).

      On September 19, 2005, the American Institute of Certified Public Accountants ("AICPA") released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC/VOBA must be written off. The SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted, and disclosure of the pro forma effects of retroactive application or the pro forma effect on the year of adoption is not required. Management is currently assessing the potential impact of this new guidance on the financial results of MLOA.

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

      Equity securities including common stock classified as available for sale securities are carried at estimated fair value and are included in Other invested assets.

      Units held in AllianceBernstein L.P. (formally Alliance Capital Management L.P.) ("AllianceBernstein") are carried on the equity method and reported in other invested assets.

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

      For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as revenue when due with any excess profit deferred and recognized in income in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.

      DAC and VOBA
      ------------

      Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

      VOBA, which arose from the acquisition of MONY, was established in accordance with business combination purchase accounting guidance. VOBA is the actuarially determined present value of estimated future gross profits of insurance contracts in force at the date of the acquisition. VOBA is amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract using the methods described below as applicable. VOBA is subject to loss recognition testing at the end of each accounting period.

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

      A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.90% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.65% net of product weighted average Separate Account fees) and 0% (-2.35% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 9% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2005, current projections of future average gross market returns assume a 3.5% return for 2006, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 5 quarters.

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

      MLOA issues certain variable annuity products with a Guaranteed Minimum Death Benefit ("GMDB") feature. MLOA also issues certain variable annuity products that contain a Guaranteed Minimum Income Benefit ("GMIB") feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base. The risk associated with the GMDB and GMIB features is that a protracted under-performance of the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA. The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for GMIB, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

      For reinsurance, contracts reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

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

      Interest rates used in establishing such liabilities range from 2.0% to 6.75% for life insurance liabilities and from 3.0% to 6.75% for annuity liabilities.

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

      The investment results of Separate Accounts on which MLOA does not bear the investment risk are reflected directly in Separate Accounts' liabilities and are not reported in revenues in the statements of operations. For the year ended December 31, 2005, 2004 and 2003, investment results of such Separate Accounts were gains of $197.5 million, $371.2 million and $628.1 million, respectively.

      Deposits to Separate Accounts are reported as increases in Separate Accounts' liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.

      Other Accounting Policies
      -------------------------

      MLOA filed a consolidated Federal income tax return with its parent, MONY Life, and with MONY Life's other life and non-life subsidiaries for the Predecessor periods. Beginning in the Successor period, MLOA files a consolidated Federal income tax return with its parent, MONY Life, and with MONY Life's other life subsidiaries. Under the life insurance provisions of the Internal Revenue Code, life insurance companies cannot file a consolidated Federal income tax return with their ultimate parent for a period of five years from the date of acquisition. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. The method of allocation between the companies is subject to written agreement, approved by the Board of Directors. The allocation of Federal income taxes will be based upon separate return calculations with current credit for losses and other Federal income tax credits provided to the life insurance members of the affiliated group. Intercompany balances are settled annually in the fourth quarter of the year in which the return is filed.

4)    INVESTMENTS

      The following table provides additional information relating to fixed maturities.

                                                                     GROSS              GROSS
                                                 AMORTIZED         UNREALIZED         UNREALIZED          ESTIMATED
                                                   COST              GAINS              LOSSES            FAIR VALUE
                                              ----------------  -----------------  -----------------   ---------------
                                                                           (IN MILLIONS)
        DECEMBER 31, 2005
        -----------------
        Fixed Maturities:
          Available for Sale:
            Corporate........................  $     1,843.9     $        9.3       $       23.4       $    1,829.8
            Mortgage-backed..................           24.9              0.3                 -                25.2
            U.S. Treasury, government
              and agency securities..........           92.3              0.4                0.5               92.2
            States and political
              subdivisions...................            1.1               -                  -                 1.1
            Foreign governments..............           10.2              0.1                0.1               10.2
            Redeemable preferred stock.......           77.6              1.1                1.6               77.1
                                              ----------------- ------------------ -----------------  ----------------
              Total Available for Sale.......  $     2,050.0     $       11.2       $       25.6       $    2,035.6
                                              ================= ================== =================  ================

        December 31, 2004
        -----------------
        Fixed Maturities:
          Available for Sale:

            Corporate........................  $     1,716.1     $       34.9       $        2.9       $    1,748.1
            Mortgage-backed..................           36.2              1.0                 -                37.2
            U.S. Treasury, government
              and agency securities..........           68.3              1.6                 -                69.9
            States and political
              subdivisions...................             -                -                  -                  -
            Foreign governments..............           10.3              0.1                0.1               10.3
            Redeemable preferred stock.......           60.2              1.7                0.2               61.7
                                              ----------------- ------------------ -----------------  ----------------
              Total Available for Sale.......  $     1,891.1     $       39.3       $        3.2       $    1,927.2
                                              ================= ================== =================  ================

        For publicly traded fixed maturities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, MLOA determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2005 and 2004, securities without a readily ascertainable market value having an amortized cost of $527.1 million and $497.4 million, respectively, had estimated fair values of $527.0 million and $505.1 million, respectively.

        The contractual maturity of bonds at December 31, 2005 is shown below:

                                                                                        AVAILABLE FOR SALE
                                                                                ------------------------------------
                                                                                   AMORTIZED          ESTIMATED
                                                                                     COST             FAIR VALUE
                                                                                ----------------   -----------------
                                                                                           (IN MILLIONS)
        Due in one year or less.............................................     $      108.6       $      107.6
        Due in years two through five........................................           475.5              470.0
        Due in years six through ten.........................................         1,064.4            1,057.0
        Due after ten years..................................................           299.0              298.7
        Mortgage-backed securities...........................................            24.9               25.2
                                                                                ----------------   -----------------
        Total................................................................    $    1,972.4       $    1,958.5
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

        MLOA's management, with the assistance of its investment advisors, monitors the investment performance of its portfolio. This review process culminates with a quarterly review of certain assets by AXA Financial Group's Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired. The review considers an analysis of individual credit metrics of each issuer as well as industry fundamentals and the outlook for the future. Based on the analysis, a determination is made as to the ability of the issuer to service its debt obligations on an ongoing basis. If this ability is deemed to be other than temporarily impaired, then the appropriate provisions are taken.

        The following table discloses fixed maturities (217 issues) that have been in a continuous unrealized loss position for less than a twelve month period and greater than a twelve month period as of December 31, 2005:

                                            LESS THAN 12 MONTHS         12 MONTHS OR LONGER                   TOTAL
                                     ------------------------------  ----------------------------  -----------------------------
                                                        GROSS                         GROSS                         GROSS
                                       ESTIMATED      UNREALIZED      ESTIMATED     UNREALIZED      ESTIMATED     UNREALIZED
                                      FAIR VALUE        LOSSES       FAIR VALUE       LOSSES        FAIR VALUE      LOSSES
                                     -------------  -------------- -------------  --------------- --------------  --------------
                                                                           (IN MILLIONS)

       Fixed Maturities:
         Corporate.................. $       903.7  $       18.1   $      267.6   $        5.3    $    1,171.3    $      23.4
         Mortgage-backed............           -             -             -                -             -                -
         U.S. Treasury, government
           and agency securities....          36.5           0.2           16.6            0.3            53.1            0.5
         States and political
           subdivisions.............           1.1           -              -               -              1.1             -
         Foreign governments........           2.0           -              6.0            0.1             8.0            0.1
         Redeemable
           preferred stock..........          60.0           1.6            -               -             60.0            1.6
                                     -------------  -------------- -------------  --------------- --------------  --------------
       Total Temporarily
         Impaired Securities ....... $     1,003.3  $       19.9   $      290.2   $        5.7    $    1,293.5    $      25.6
                                     =============  ============== =============  =============== ==============  ==============

      MLOA's fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2005, approximately $101.0 million, or 4.9%, of the $2,050.0 million aggregate amortized cost of fixed maturities held by MLOA was considered to be other than investment grade.

      At December 31, 2005, there were $2.4 million of fixed maturities which were non-income producing for the twelve months preceding that date.

      MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2005 and 2004 were $3.9 million and $4.5 million, respectively.

      Interest income recognized on impaired mortgage loans totaled $0.3 million, $0.1 million, $0.0 million and $0.2 million for the full year 2005, six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2005 and 2004, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $3.2 million and $0.0 million, respectively.

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                       YEAR         Six Months     Six Months         Year
                                                                      ENDED           Ended           Ended           Ended
                                                                   DECEMBER 31,    December 31,      June 30,      December 31,
                                                                       2005            2004           2004            2003
                                                                  --------------- -------------- --------------- ----------------
                                                                   (SUCCESSOR)     (Successor)    (Predecessor)   (Predecessor)
                                                                                          (IN MILLIONS)
Balances, beginning of period..............................       $     -         $      1.7     $       4.4       $       3.7
Additions charged to income................................             -                  -             0.3               0.7
Deductions for writedowns and asset dispositions...........             -                  -            (3.0)                -
Effect of push-down accounting of AXA Financial Group's
  purchase price of MLOA's net assets......................             -               (1.7)              -                 -
                                                                  --------------- -------------- --------------- ----------------
Balances, End of Period....................................             -         $        -     $       1.7       $       4.4
                                                                  =============== ============== =============== =================
Balances, end of period comprise:
Mortgage loans on real estate..............................       $     -         $        -     $       1.7       $       4.4
                                                                  =============== ============== =============== =================

     The following presents MLOA's investment in 1.2 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

                                                                                  DECEMBER 31,
                                                                                      2005
                                                                                -----------------
                                                                                 (IN MILLIONS)

      Balance, beginning of year ..............................................  $      49.1
      Equity in net earnings...................................................          4.1
      Dividends received.......................................................         (3.8)
                                                                                -----------------
      Balance, End of Period...................................................  $      49.4
                                                                                =================

5)    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset related to AXA Financial Group's acquisition of MONY as of December 31, 2005:


                                                                    LESS:               LESS:
                                                                 ACCUMULATED          IMPACT OF
                                             GROSS CARRYING      AMORTIZATION       RECAPTURE (2)           NET
                                                 AMOUNT              (1)
                                            ---------------   ---------------     ---------------    ------------------
                                                                          (IN MILLIONS)
   VOBA...................................  $        416.5    $        (43.4)     $        (44.9)    $        328.2
                                            ===============   ===============     ===============    ==================

      -------------
      (1)   Includes reactivity to unrealized investment gains and losses.
      (2) Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level term premium insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

      For the full year 2005 and six months ended December 31, 2004, total amortization expense related to VOBA was $32.5 million, $16.7 million, respectively. VOBA amortization is estimated to range between $27.0 million and $37.0 million annually through 2010.

6)    NET INVESTMENT INCOME AND INVESTMENT (LOSSES) GAINS

      The sources of net investment income follow:

                                                           YEAR         Six Months        Six Months          Year
                                                           ENDED           Ended            Ended            Ended
                                                        DECEMBER 31,    December 31,       June 30,       December 31,
                                                           2005            2004              2004             2003
                                                      --------------- ---------------- ----------------- ----------------
                                                        (SUCCESSOR)    (Successor)      (Predecessor)     (Predecessor)
                                                                               (IN MILLIONS)
 Fixed maturities.....................................$       107.1    $        45.8    $       51.8      $       94.1
 Mortgage loans on real estate........................         25.2             16.0            16.0              29.6
 Policy loans.........................................          6.0              3.0             2.9               5.5
 Other investment income..............................          4.4              2.1            (0.9)              0.9
                                                      --------------- ---------------- ----------------- ----------------
    Gross investment income...........................        142.7             66.9            69.8             130.1

 Investment expenses..................................         (7.7)            (4.1)           (5.5)            (11.6)
                                                      --------------- ---------------- ----------------- ----------------
 Net Investment Income................................$       135.0    $        62.8     $      64.3      $      118.5
                                                      =============== ================ ================= =================

      Investment (Losses) Gains, including changes in the valuation allowances, follow:

                                                           YEAR         Six Months        Six Months          Year
                                                           ENDED           Ended            Ended            Ended
                                                        DECEMBER 31,    December 31,       June 30,       December 31,
                                                           2005            2004              2004             2003
                                                      -------------- ---------------- ----------------- ----------------
                                                       (SUCCESSOR)     (Successor)      (Predecessor)     (Predecessor)
                                                                                (IN MILLIONS)
Fixed maturities.....................................  $      (2.2)  $      (4.6)     $      (3.4)      $        8.1
Mortgage loans on real estate........................            -              -             2.7                3.5
Other................................................            -              -              -                 0.2
                                                      -------------- ---------------- ----------------- ----------------
Investment (Losses) Gains, Net.......................  $      (2.2)  $      (4.6)     $      (0.7)      $       11.8
                                                      ============== ================ ================= ================

      Writedowns of fixed maturities amounted to $2.0 million, $5.1 million, $0.9 million and $8.6 million for the full year 2005, six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003, respectively. There were no writedowns of mortgage loans on real estate and equity real estate for the full year 2005, six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003.

      For the full year 2005, six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $53.4 million, $48.9 million, $363.1 million and $145.3 million. Gross gains of $1.0 million, $2.1 million, $6.9 million and $10.7 million and gross losses of $1.4 million, $1.3 million, $10.0 million and $0.0 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for the full year 2005, six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003 amounted to $(50.5) million, $36.1 million, $(41.0) million and $(3.2) million, respectively.

      The net unrealized investment gains (losses) included in the balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, on a line by line basis, follow:

                                                             YEAR         Six Months       Six Months           Year
                                                            ENDED            Ended            Ended            Ended
                                                         DECEMBER 31,     December 31,       June 30,       December 31,
                                                             2005            2004             2004              2003
                                                       --------------- --------------- ----------------- -----------------
                                                         (SUCCESSOR)     (Successor)     (Predecessor)     (Predecessor)
                                                                                (IN MILLIONS)
Balance, beginning of period........................    $      14.9     $      12.8     $       24.2      $      24.7
Changes in unrealized investment (losses) gains.....          (50.5)           36.1            (41.5)            (2.9)
Changes in unrealized investment gains (losses)
attributable to:
   DAC and VOBA.....................................           18.9           (13.2)            23.9              2.2
   Deferred income taxes............................           11.1            (8.0)             6.2              0.2
Effect of push-down accounting of AXA Financial
   Group's purchase price on MLOA's net assets......             -            (12.8)             -                -
                                                      ---------------- --------------- ----------------- -----------------
Balance, end of period..............................    $      (5.6)    $      14.9     $       12.8      $      24.2
                                                      ================ =============== ================= =================

Balance, end of period comprises:
   Unrealized investment gains on:
      Fixed maturities..............................    $     (14.4)    $      36.1     $       43.5      $      84.9
   Amounts of unrealized investment gains (losses)
   attributable to:
      DAC and VOBA...................................           5.7           (13.2)           (23.9)           (47.8)
      Deferred income taxes..........................           3.1            (8.0)            (6.8)           (12.9)
                                                       --------------- --------------- ----------------- -----------------
Balance, end of period..............................    $      (5.6)    $      14.9     $       12.8       $     24.2
                                                      ================ =============== ================= =================

      Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as available for sale and do not reflect any changes in fair value of policyholders' account balances and future policy benefits.

7)    OTHER COMPREHENSIVE (LOSS) INCOME

      The components of other comprehensive (loss) income for the past three years follow:

                                                            YEAR         Six Months       Six Months           Year
                                                           ENDED            Ended            Ended            Ended
                                                        DECEMBER 31,     December 31,       June 30,       December 31,
                                                            2005            2004             2004              2003
                                                      -------------- ------------------ ---------------- -----------------
                                                        (SUCCESSOR)      (Successor)     (Predecessor)    (Predecessor)
                                                                               (IN MILLIONS)

Net unrealized (losses) gains on investments:
   Net unrealized (losses) gains arising during the
      period........................................  $      (50.5)     $      36.3     $     (41.7)      $      (6.4)
   Losses (gains) reclassified into net earnings
      during the period.............................            -              (0.2)            0.2               3.5
                                                      -------------- ------------------ ---------------- -----------------
Net unrealized (losses) gains on investments........         (50.5)            36.1           (41.5)             (2.9)
Adjustments for DAC and VOBA and deferred income
   taxes............................................          30.0            (21.2)           30.1               2.4
                                                      -------------- ------------------ ---------------- -----------------
Total Other Comprehensive (Loss) Income.............. $      (20.5)     $      14.9     $     (11.4)      $      (0.5)
                                                      ============== ================== ================ =================


8)    GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities in 2005:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)

      Balance at December 31, 2003........................  $        3.5       $         -        $         3.5
        Impact of adoption of SOP 03-1....................          (2.8)               0.1                (2.7)
        Paid guarantee benefits...........................          (3.0)                -                 (3.0)
         Other changes in reserve                                    3.3                 -                  3.3
                                                           ----------------   -----------------  -----------------
      Balance at December 31, 2004........................           1.0                0.1                 1.1
         Paid guarantee benefits..........................          (2.9)                -                 (2.9)
         Other changes in reserve                                    2.6                0.1                 2.7
                                                           ----------------   -----------------  -----------------
      Balance at December 31, 2005........................  $        0.7       $        0.2       $         0.9
                                                           ================   =================  =================



      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                            ---------------
                                                             (IN MILLIONS)

      Balance at December 31, 2003........................  $         -
        Impact of adoption of SOP 03-1                              (0.3)
        Paid guarantee benefits...........................           2.9
        Other changes in reserve..........................          (3.5)
                                                           ----------------
      Balance at December 31, 2004........................          (0.9)
        Paid guarantee benefits...........................          (0.1)
        Other changes in reserve..........................           1.2
                                                           ----------------
      Balance at December 31, 2005........................  $        0.2
                                                           ================

      The December 31, 2005 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                 RETURN
                                                   OF
                                                PREMIUM       RATCHET        ROLL-UP         COMBO           TOTAL
                                             -----------   --------------  -------------  -------------  --------------
                                                                           (IN MILLIONS)
      GMDB:
      -----
        Account values invested in:
             General Account...........     $     196      $      316           N.A.     $       34      $      546
             Separate Accounts.........     $     860      $    1,582           N.A.     $      168      $    2,610
        Net amount at risk, gross......     $      12      $      220           N.A.     $       35      $      267
        Net amount at risk, net of
          amounts reinsured............     $      12      $      167           N.A.     $        -      $      179
        Average attained age of
          contractholders..............          61.1            61.0           N.A.           60.2            61.0
        Percentage of contractholders
          over age 70..................          18.2%           15.7%          N.A.           12.5%           16.6%
        Contractually specified
          interest return rates.......            N.A.            N.A.          N.A.            5.0%

      GMIB:
      -----
        Account values invested in:
             General Account...........           N.A.            N.A.    $      34             N.A.      $      34
             Separate Accounts.........           N.A.            N.A.    $     168             N.A.      $     168
        Net amount at risk, gross......           N.A.            N.A.           -              N.A.             -
        Net amount at risk, net of
          amounts reinsured............           N.A.            N.A.           -              N.A.             -
        Weighted average years
          remaining until earliest
          annuitization...............            N.A.            N.A.          6.8             N.A.            6.8
        Contractually specified
          interest return rates.......            N.A.            N.A.          5.0%            N.A.


      B)    Separate Account Investments by Investment Category Underlying GMDB
            -------------------------------------------------------------------
            and GMIB Features
            -----------------

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                  DECEMBER 31,       December 31,
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      GMDB:
         Equity.................................................................  $    2,054        $    2,209
         Fixed income...........................................................         400               452
         Balanced...............................................................          62                67
         Other..................................................................          94               108
                                                                                 ----------------  ------------------
         Total..................................................................  $    2,610        $    2,836
                                                                                 ================  ==================
      GMIB:
         Equity.................................................................  $      127        $      126
         Fixed income...........................................................          33                37
         Balanced...............................................................           3                 3
         Other..................................................................           5                 4
                                                                                 ----------------  ------------------
         Total..................................................................  $      168        $      170
                                                                                 ================  ==================

      C)    Variable and Interest-Sensitive Life Insurance Policies - No Lapse
            ------------------------------------------------------------------
            Guarantee
            ---------

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At December 31, 2005 and 2004, MLOA had liabilities of $0.1 million and $0.5 million, respectively, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

9)    INCOME TAXES

      A summary of the income tax expense in the statements of operations follows:

                                                             YEAR         Six Months       Six Months           Year
                                                            ENDED            Ended            Ended            Ended
                                                         DECEMBER 31,     December 31,       June 30,       December 31,
                                                             2005            2004             2004              2003
                                                       --------------- ---------------- ----------------- -----------------
                                                        (SUCCESSOR)      (Successor)     (Predecessor)      (Predecessor)
                                                                              (IN MILLIONS)

Income tax expense (benefit):
    Current expense (benefit).......................    $       2.5     $         -     $     (29.3)      $     (30.1)
    Deferred expense................................           14.2            12.4            18.8              35.0
                                                       --------------- ---------------- ----------------- ---------------
Total...............................................    $      16.7     $      12.4     $      10.5       $       4.9
                                                       =============== ================ ================= ===============

      The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                            YEAR         Six Months      Six Months           Year
                                                            ENDED          Ended            Ended            Ended
                                                         DECEMBER 31,   December 31,       June 30,       December 31,
                                                            2005            2004            2004              2003
                                                       ---------------- -------------- ----------------- ----------------
                                                         (SUCCESSOR)    (Successor)    (Predecessor)      (Predecessor)
                                                                                (IN MILLIONS)


Tax at statutory rate.................................   $      20.3     $      13.6     $      (8.9)     $      10.9
Dividends received deduction..........................          (3.7)           (1.2)           (1.6)            (3.2)
Tax settlements/accrual adjustments...................            -               -               -              (2.8)
Other.................................................           0.1              -               -                -
                                                       ---------------- -------------- ----------------- ----------------
Federal income tax expense (benefit)..................   $      16.7     $      12.4     $     (10.5)     $       4.9
                                                       ================ ============== ================= ================

      The components of the net deferred Federal income taxes are as follows:

                                                     DECEMBER 31, 2005                  December 31, 2004
                                              ---------------------------------  ---------------------------------
                                                  ASSETS         LIABILITIES         Assets         Liabilities
                                              ---------------  ----------------  ---------------   ---------------
                                                                         (IN MILLIONS)

      Reserves and reinsurance...............  $     189.2      $         -       $      227.3      $        -
      DAC....................................         35.1                -               25.6               -
      VOBA...................................           -              112.8                -             124.1
      Investments............................           -              153.5                -             182.1
      Tax loss carryforwards.................          5.3                -                9.6               -
      Goodwill and intangibles...............           -                5.2                -              10.6
      Other..................................           -               15.0               0.2               -
                                              ---------------  ----------------  ---------------   ---------------
      Total..................................  $     229.6      $      286.5      $      262.7      $     316.8
                                              ===============  ================  ===============   ===============

      At December 31, 2005, MLOA has a Federal tax loss carryforwards in the amount of $15.1 million for book income tax purposes. The loss carryforwards will expire beginning in the year 2020.

      In 2003, the Internal Revenue Service ("IRS") commenced an examination of MLOA's Federal income tax returns for the years 1998 through 2001. The tax years 1994 through 1997 are currently under review by the Appeals Office of the IRS. Management believes the examination of MLOA's returns will have no material adverse effect on MLOA's results of operations or financial position.

10)   STOCK OPTIONS

      Although MLOA has no employees, under its respective service agreements with AXA Equitable (Successor Period) and MONY Life (Predecessor Period), MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. MLOA's affiliates account for stock-based compensation plans using the intrinsic value method prescribed in APB No. 25. The following table reflects the effect on net earnings
      (loss) if compensation expense allocated to MLOA as related to options awarded under the AXA Financial Group and MONY stock-based compensation plans had been determined based on SFAS No. 123's fair value based method:

                                                                            AXA FINANCIAL
                                                                                GROUP                    MONY
                                                                          ----------------- ----------------------------------
                                                                                 YEAR          Six Months          Year
                                                                                ENDED             Ended           Ended
                                                                             DECEMBER 31,        June 30,      December 31,
                                                                                 2005             2004             2003
                                                                          ----------------- ---------------- -----------------
                                                                             (SUCCESSOR)     (Predecessor)    (Predecessor)
                                                                                              (IN MILLIONS)

      Net Earnings (Loss) as reported....................................   $      41.3       $     (11.0)    $    26.2
      Less: total stock-based employee compensation expense determined
          under fair value method for all awards, net of income tax......          (1.6)             (1.9)         (2.8)
                                                                          ----------------- ---------------- -----------------
      Pro Forma Net Earnings (Loss)......................................   $      39.7       $     (12.9)    $    23.4
                                                                          ================= ================ =================

11)   RELATED PARTY TRANSACTIONS

      Under its respective service agreements with affiliates AXA Equitable (Successor Period) and MONY Life (Predecessor Period), personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by MLOA. As a result of such allocations, MLOA incurred expenses of $74.7 million, $54.1 million, $88.7 million and $73.8 million for the full year 2005, six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003, respectively. At December 31, 2005, MLOA reported a receivable from AXA Equitable in connection with its service agreement of $6.3 million. At December 31, 2004, MLOA's receivable from MONY Life in connection with its predecessor service agreement was $2.3 million.

      In addition to the agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements was $2.4 million, $2.5 million, $3.0 million, and $6.0 million for the full year 2005, six months ended December 31, 2004, six months ended June 30, 2004 and full year 2003, respectively. In addition, MLOA had an intercompany payable of $0.0 million and $0.2 million at December 31, 2005 and December 31, 2004, respectively, related to these agreements.

      As more fully described in Note 12 in Notes to Financial Statements, during the Successor period MLOA began to cede its new variable and universal life policies on an excess of retention basis with AXA Equitable.

      MLOA entered into a modified coinsurance ("MODCO") agreement with U.S. Financial Life Insurance Company ("USFL"), an affiliate, effective January 1, 1999, whereby MLOA agreed to reinsure 90% of all level premium term life insurance policies written by USFL after January 1, 1999. Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL after January 1, 2000. A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DAC tax provision. Under the agreement, MLOA shared in all premiums and benefits for the reinsured policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business. In addition, MLOA reimbursed USFL for its quota share of expense allowances, as defined in the MODCO agreement.

      As of December 31, 2004, USFL recaptured all of the term life policies that had previously been assumed by MLOA under this MODCO agreement. Other income for the six months ended December 31, 2004 reflects the resulting pre-tax gains on the recaptures of the term life reinsurance from USFL of $9.0 million ($5.9 million after Federal income tax).

      As of December 31, 2005, USFL recaptured all of the universal life policies that had previously been assumed by MLOA under this MODCO agreement. Other income for the year ended December 31, 2005 reflects the resulting pre-tax gains on the recaptures of the universal life and term life reinsurance from USFL of $0.6 million ($0.4 million after Federal income tax).

      The MODCO agreement remained in effect for level premium term life insurance issued during 2005. However, in the fourth quarter of 2005, the MODCO agreement was terminated effective January 1, 2005, and all MODCO reinsurance transactions relating to level term that took place between USFL and MLOA during 2005 were unwound. In connection with this unwinding, MLOA received a payment of $0.7 million representing interest on net payments made to USFL during the year under the MODCO agreement.

      The statements of operations include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

                                                                 YEAR        Six Months      Six Months           Year
                                                                ENDED           Ended           Ended            Ended
                                                             DECEMBER 31,   December 31,      June 30,        December 31,
                                                                 2005           2004            2004              2003
                                                            --------------- -------------- ---------------- -----------------
                                                             (SUCCESSOR)     (Successor)    (Predecessor)    (Predecessor)
                                                                                    (IN MILLIONS)

               REVENUES:
               Universal life and investment-type product
                  policy fee income........................  $       19.9   $         7.8  $         7.3    $        12.0
               Premiums....................................            -             59.2           53.2             88.7
               Other (loss) income.........................          (0.2)           16.2           (4.6)             -
                                                            --------------- -------------- ---------------- -----------------
                    Total revenues.........................          19.7            83.2           55.9            100.7
                                                            --------------- -------------- ---------------- -----------------

               BENEFITS AND OTHER DEDUCTIONS:
               Policyholders' benefits.....................          10.5            53.2           40.7             69.0
               Interest credited to policyholders' account
                  balances.................................           6.1             2.6            2.3              3.3
               Amortization of deferred policy acquisition
                  costs and value of business acquired.....           2.4             6.0            8.7             13.8
               Capitalization of deferred policy
                  acquisition costs .......................         (14.0)          (34.9)         (33.4)           (60.7)
               Commissions.................................          14.2            43.4           44.3             77.4
                                                            --------------- -------------- ---------------- -----------------
                    Total benefits and other deductions....          19.2            70.3           62.6            102.8
                                                            --------------- -------------- ---------------- -----------------
               Earnings (Loss) Before Income Taxes and
                  Cumulative Effect of an Accounting
                    Change.................................  $        0.5   $        12.9  $        (6.7)   $        (2.1)
                                                            =============== ============== ================ =================

      The following table presents the impact on MLOA's assets and liabilities of the recaptures of reinsurance from USFL:

                                                                                      DECEMBER 31,         December 31,
                                                                                          2005                 2004
                                                                                   -------------------  -------------------
                                                                                                 (IN MILLIONS)

                  ASSETS

                  Fixed maturities................................................ $              -     $         84.6
                  Cash and cash equivalents.......................................               12.2             10.4
                  Accrued investment income.......................................                -                1.1
                  Deferred policy acquisition costs...............................              (20.1)           (24.3)
                  VOBA............................................................              (12.8)           (32.1)
                  Other assets....................................................               (1.6)             6.3
                                                                                   -------------------  -------------------
                       Total assets............................................... $            (22.3)  $         46.0
                                                                                   -------------------  -------------------

                  LIABILITIES

                  Future policy benefits.......................................... $            (26.5)  $         34.1
                  Other liabilities...............................................                3.6              2.9
                  Income taxes payable............................................                0.2              3.1
                                                                                   -------------------  -------------------
                       Total liabilities..........................................              (22.7)            40.1
                                                                                   -------------------  -------------------
                       Net Impact of Recapture of Reinsurance from USFL........... $              0.4   $          5.9
                                                                                   ===================  ===================

      At December 31, 2005 and 2004, MLOA recorded payables of $3.1 million and $27.8 million, respectively, to USFL in connection with the MODCO agreement.

      In accordance with the guidance contained in FASB Derivates Implementation Group Issue B36, the MODCO agreement between USFL and MLOA was considered to contain an embedded derivative representing a total return swap. The fair value of this total return swap asset was $3.3 million at December 31, 2004. The embedded derivative asset of $1.6 million was written off as of December 31, 2005 in connection with the termination of the MODCO agreement. Changes in fair value of the total return swap asset resulted in (losses) income of $(1.4) million, $7.1 million and $(4.6) million for the full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004, respectively.

      On March 5, 1999, MLOA borrowed $50.5 million from MONY Benefit Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note as of December 31, 2005 is $33.8 million.

12)   REINSURANCE

      During the Predecessor periods, MLOA used a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of these reinsurance agreements, the reinsurer was liable to reimburse MLOA for the portion of paid claims ceded to it in accordance with the applicable reinsurance agreement. However, MLOA remains contingently liable for all benefits payable even if the reinsurers fail to meet their obligations to MLOA. Life insurance business written by MLOA was ceded under various reinsurance contracts. MLOA's general practice was to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. For its variable annuity products, MLOA retained 100% of the risk in connection with the return of premium death benefit. The benefits in connection with guaranteed minimum death benefits in excess of the return of premium benefit, which are offered under certain of MLOA's annuity contracts, were 100% reinsured up to specified limits. Benefits in connection with the earnings increase benefit rider under the new MONY variable annuity were similarly reinsured. The guaranteed minimum income benefit in the new variable annuity product was 100% reinsured up to individual and aggregate limits as well as limits that are based on benefit utilization.

      During the Successor period, MLOA continued to reinsure most of its new variable life and universal life policies on an excess of retention basis, retaining up to a maximum of $4.0 million on single-life policies and $6.0 million on second-to-die policies. However, through October 2005 for amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $15.0 million on single-life policies and $20.0 million on second-to-die policies. In November 2005 AXA Equitable increased the retention on single-life policies to $25.0 million and on second-to-die policies to $30.0 million. For amounts applied in excess of those limits, reinsurance from unaffiliated third parties is now sought. New term life policies continued to be coinsured on a first dollar basis, with MLOA reinsuring 65% of each risk up to its $4.0 million retention and 100.0% of any excess. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations.

      At December 31, 2005 and 2004, respectively, reinsurance recoverables related to insurance contracts amounted to $106.2 million and $76.0 million, of which $51.3 million and $43.9 million relates to one specific reinsurer.

      The following table summarizes the effect of reinsurance:

                                                          YEAR           Six Months       Six Months          Year
                                                          ENDED             Ended            Ended            Ended
                                                       DECEMBER 31,      December 31,       June 30,       December 31,
                                                          2005              2004             2004             2003
                                                   --------------- ----------------- ---------------- -----------------
                                                      (SUCCESSOR)        (Successor)    (Predecessor)   (Predecessor)
                                                                                (IN MILLIONS)
Direct premiums...................................  $      93.4       $      44.8      $      37.7      $      73.2
Reinsurance assumed from USFL.....................          -                59.2             53.2             88.7
Reinsurance ceded.................................        (39.6)            (19.0)           (13.5)           (20.9)
                                                   --------------- ----------------- ---------------- -----------------
Premiums..........................................  $      53.8       $      85.0      $      77.4      $     141.0
                                                   =============== ================= ================ =================

Universal Life and Investment-type Product

   Policy Fee Income Ceded........................  $      33.9       $      22.7      $      15.9      $      30.0
                                                   =============== ================= ================ =================
Policyholders' Benefits Ceded.....................  $      57.9       $      24.0      $      10.8      $      42.6
                                                   =============== ================= ================ =================

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

      Fair values for the note payable to affiliate are determined using contractual cash flows discounted at market interest rates. The carrying values and estimated fair values for financial instruments not previously disclosed in Notes 4 and 11 of Notes to Financial Statements are presented below:

                                                                           DECEMBER 31,
                                                --------------------------------------------------------------------
                                                              2005                               2004
                                                ---------------------------------  ---------------------------------
                                                   CARRYING         ESTIMATED         Carrying         Estimated
                                                    VALUE          FAIR VALUE          Value           Fair Value
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)

        Mortgage loans on real estate..........  $      290.2     $       291.3     $       373.2     $      378.0
        Policy loans...........................          96.3             111.6              93.0            107.9
        Policyholders liabilities:
           Investment contracts................         938.0             933.1             977.8            972.2
        Note payable to affiliate..............          33.8              33.8              36.8             36.8



14)   COMMITMENTS AND CONTINGENT LIABILITIES

      MLOA had $20.2 million in commitments under existing mortgage loan agreements at December 31, 2005.

15)   LITIGATION

      Since 1995 a number of purported class actions have been commenced in various state and Federal courts against MONY Life and MLOA alleging that they engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, an accounting, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

      In June 1996, the New York State Supreme Court certified one of those cases, GOSHEN V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE INSURANCE COMPANY OF AMERICA (NOW KNOWN AS DEFILLIPPO, ET AL. V. THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK AND MONY LIFE COMPANY OF AMERICA), a class action filed as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. After extensive motion practice by the parties, which led to the dismissal of most of the claims and a decertification of the class, with respect to one remaining claim, in December 2005, the case was settled on an individual basis. With the exception of one putative class action currently pending in the Eastern District of Michigan (STOCKLER V. MONY LIFE INSURANCE COMPANY OF AMERICA), all other similar putative class actions, of which there are two remaining, were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. In STOCKLER, MLOA has filed a motion for summary judgment that is currently pending.

                    -----------------------------------------

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

16)   STATUTORY FINANCIAL INFORMATION

      MLOA is restricted as to the amounts it may pay as dividends to MONY Life. Under Arizona Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholder not exceeding an amount calculated based on a statutory formula. Based on this formula, no such discretionary dividends could be paid in 2006. For 2005, 2004 and 2003, MLOA's statutory net loss was $5.6 million, $83.4 million and $79.6 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $269.8 million and $250.1 million at December 31, 2005 and 2004, respectively. There were no shareholder dividends paid to MONY Life by MLOA in 2005, 2004 and 2003.

      At December 31, 2005, MLOA, in accordance with various government and state regulations, had $7.1 million of securities deposited with such government or state agencies.

      At December 31, 2005 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of Arizona and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2005.

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

17)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The quarterly results of operations for 2005 and 2004 are summarized below:

                                                                       THREE MONTHS ENDED
                                            --------------------------------------------------------------------------
                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                            MARCH 31, (2)      JUNE 30, (2)           (2)                (1)(2)
                                            ---------------   ---------------   ----------------   -------------------
                                             (SUCCESSOR)       (Successor)        (Successor)         (Successor)
                                                                          (IN MILLIONS)
        2005
        ----
        Total Revenues.....................  $      107.4      $      94.1       $      100.7       $       74.7
                                            ===============   ===============   ================   ===================
        (Loss) Earnings from Continuing
          Operations.......................  $       (0.1)     $      13.5       $        7.7       $       20.2
                                            ===============   ===============   ================   ===================
        Net (Loss) Earnings................  $       (0.1)     $      13.5       $        7.7       $       20.2
                                            ===============   ===============   ================   ===================

                                                                       Three Months Ended
                                            --------------------------------------------------------------------------
                                              March 31,        June 30,(3)       September 30,      December 31, (4)
                                            ---------------   ---------------   ----------------   -------------------
                                             (Predecessor)     (Predecessor)      (Successor)         (Successor)
                                                                          (In Millions)
        2004
        ----
        Total Revenues.....................  $      125.4      $     105.7       $      122.9       $      127.8
                                            ================  ===============   ================   ===================
        Earnings (Loss) from Continuing
          Operations.......................  $        1.8      $     (16.6)      $       14.0       $       12.5
                                            ================  ===============   ================   ===================
        Net Earnings (Loss)................  $        5.6      $     (16.6)      $       14.0       $       12.5
                                            ================  ===============   ================   ===================


      (1) Results for the three months ended December 31, 2005 include the net gain of $0.4 million recorded from the recapture by USFL of all of the universal life policies that had previously been assumed by MLOA under its MODCO agreement with USFL and the net gain of $1.9 million from the unwinding of the MODCO transactions related to level premium term life insurance issued during the first nine months of 2005 under MLOA's MODCO agreement with USFL (see Note 11 of Notes to Financial Statements).

      (2) Results for the three months ended December 31, 2005 include recorded adjustments related to prior quarters' inter-company expense allocations and DAC capitalization. The effect on these adjustments was to increase net income for the period by $7.1 million. Net earnings for the three months ended March 31, June 30 and September 30, 2005 were understated by $2.1 million, $2.1 million and $2.9 million, respectively.

      (3) Results for the three months ended June 30, 2004 include recorded adjustments related to prior quarters' calculations of reinsurance reserve credits and interest credited on certain life insurance and annuity products. The effect of these adjustments was to increase the net loss for the period by $6.0 million.

      (4) Results for the three months ended December 31, 2004 include the net gain of $5.9 million recorded from the recapture by USFL of all of the term policies that had previously been assumed by MLOA under its MODCO agreement with USFL (see Note 11 of Notes to Financial Statements).

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES

      To the Board of Directors of
      MONY Life Insurance Company of America:

      Our audits of the financial statements referred to in our report dated March 17, 2006 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

      /s/ PricewaterhouseCoopers LLP
      New York, New York

      March 17, 2006

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2005

                                                                                         ESTIMATED            CARRYING
           TYPE OF INVESTMENT                                          COST (A)          FAIR VALUE            VALUE
           ------------------                                      -----------------  -----------------   -----------------
                                                                                        (IN MILLIONS)
           Fixed maturities:
              U.S. government, agencies and authorities............ $        92.3      $        92.2       $       92.2
              Mortgage-backed......................................          24.9               25.2               25.2
              State, municipalities and political subdivisions.....           1.1                1.1                1.1
              Foreign governments..................................          10.2               10.2               10.2
              Public utilities.....................................         217.6              217.5              217.5
              All other corporate bonds............................       1,626.3            1,612.3            1,612.3
              Redeemable preferred stocks..........................          77.6               77.1               77.1
                                                                    ----------------  -----------------   -----------------
              Total fixed maturities...............................       2,050.0            2,035.6            2,035.6
                                                                    ----------------  -----------------   -----------------

           Equity securities:
             Common stocks:
               Industrial, miscellaneous and all other.............           --                 --                 --
           Mortgage loans on real estate...........................         290.2              291.3              290.2
           Real estate.............................................           --                 --                 --
           Real estate acquired in satisfaction of debt............           --                 --                 --
           Real estate joint ventures..............................           3.9                --                 3.9
           Policy loans............................................          96.3              111.6               96.3
           Other limited partnership interests.....................           --                 --                 --
           Other invested assets...................................           1.6                --                 1.6
                                                                    ----------------  -----------------   -----------------

           Total Investments....................................... $     2,442.0      $     2,438.5       $    2,427.6
                                                                    ================  =================   =================

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(B) Other invested assets excludes a $49.4 million investment in units of AllianceBernstein L.P., a related party.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                   SCHEDULE IV
                                   REINSURANCE
            AT AND FOR THE YEAR ENDED DECEMBER 31, 2005 (SUCCESSOR),
                 SIX MONTHS ENDED DECEMBER 31, 2004 (SUCCESSOR),
                  SIX MONTHS ENDED JUNE 30, 2004 (PREDECESSOR),
                 AND YEAR ENDED DECEMBER 31, 2003 (PREDECESSOR)

                                                                               ASSUMED                            PERCENTAGE
                                                            CEDED TO             FROM                             OF AMOUNT
                                          GROSS              OTHER              OTHER               NET            ASSUMED
                                         AMOUNT            COMPANIES          COMPANIES           AMOUNT            TO NET
                                     ----------------   -----------------  -----------------  ----------------  ---------------
                                                                           (IN MILLIONS)

        2005 (SUCCESSOR)
        ----------------
       Life Insurance In-force......  $    59,916.9      $   24,727.1       $         -        $    35,189.8          -
                                     ================   =================  =================  ================
       Premiums:
          Life insurance and
            Annuities...............  $        93.4      $       39.6       $         -        $        53.8          -
          Accident and health.......            -                 -                   -                  -            -
                                     ----------------   -----------------  -----------------  ----------------
       Total Premiums...............  $        93.4      $       39.6       $         -        $        53.8          -
                                     ================   =================  =================  ================

       Six Months Ended December 31,
       -----------------------------
       2004 (Successor)
       ----------------
       Life Insurance In-force......  $    55,603.7      $   21,088.4       $     1,653.1      $    36,168.4          4.57%

       Premiums:
          Life insurance and
            Annuities...............  $        44.8      $       19.0       $        59.2      $        85.0         69.65%
          Accident and health.......            -                 -                   -                  -            -
                                     ----------------   -----------------  -----------------  ----------------
       Total Premiums...............  $        44.8      $       19.0       $        59.2      $        85.0         69.65%
                                     ================   =================  =================  ================

       Six months Ended June 30,
       -------------------------
       2004 (Predecessor)
       ------------------
       Life Insurance In-force......  $    75,405.0      $   18,502.2       $    25,568.0      $    82,470.8         31.00%
                                     ================   =================  =================  ================

       Premiums:
          Life insurance and
            Annuities...............  $        37.7      $       13.5       $        53.2      $        77.4         68.73%
          Accident and health.......            -                 -                   -                  -            -
                                     ----------------   -----------------  -----------------  ----------------
       Total Premiums...............  $        37.7      $       13.5       $        53.2      $        77.4         68.73%
                                     ================   =================  =================  ================

       2003 (Predecessor)
       ------------------
       Life Insurance In-force......  $    68,350.7      $   16,592.5       $    22,195.4      $    73,953.6         30.01%
                                     ================   =================  =================  ================

       Premiums:
          Life insurance and
            annuities...............  $        73.2      $       20.9       $        88.7      $       141.0         62.90%
          Accident and health.......            -                 -                  -                  -             -
                                     ----------------   -----------------  -----------------  ----------------
       Total Premiums...............  $        73.2      $       20.9       $        88.7      $       141.0         62.90%
                                     ================   =================  =================  ================

      PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                       ACCOUNTING AND FINANCIAL DISCLOSURE



                                      None.





                                       9-1

      PART II, ITEM 9A.

                             CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. There has been no change in MLOA's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.



                                      9A-1

      PART II, ITEM 9B.

                                OTHER INFORMATION

                                      None.





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




                                      12-1

      PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.





                                      13-1

      PART III, ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of MLOA's annual financial statements for 2005 and 2004, and fees for other services rendered by PwC. The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 11 of Notes to Financial Statements).

                                                                          2005         2004
                                                                      ------------ -------------
                                                                          (IN THOUSANDS)

      Principal Accounting Fees and Services:
           Audit fees..............................................      $  583       $   535
           Audit related fees......................................          81            95
           Tax fees................................................          65             2
           All other fees..........................................           3             -
                                                                      ------------ -------------
      Total........................................................      $  732       $   632
                                                                      ============ =============

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

      MLOA's audit committee has determined that all services to be provided by PwC must be reviewed and approved by the audit committee on a case-by-case basis; provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.



                                      14-1

PART IV, ITEM 15.

                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date:  March 17, 2006            MONY LIFE INSURANCE COMPANY OF AMERICA


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


/s/ Christopher M. Condron                    Chairman of the Board, President and Chief      March 17, 2006
--------------------------------------------  Executive Officer, Director
Christopher M. Condron

/s/ Stanley B. Tulin                          Vice Chairman of the Board and                  March 17, 2006
--------------------------------------------  Chief Financial Officer, Director
Stanley B. Tulin

/s/ Richard S. Dziadzio                       Executive Vice President and                    March 17, 2006
--------------------------------------------  Deputy Chief Financial Officer
Richard S. Dziadzio

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 17, 2006
--------------------------------------------
Alvin H. Fenichel

/s/ Henri de Castries                         Director                                        March 17, 2006
--------------------------------------------
Henri de Castries

/s/ Bruce W. Calvert                          Director                                        March 17, 2006
--------------------------------------------
Bruce W. Calvert

/s/ Denis Duverne                             Director                                        March 17, 2006
--------------------------------------------
Denis Duverne

/s/ Mary R. Henderson                         Director                                        March 17, 2006
-------------------------------------------
Mary R. Henderson

/s/ James F. Higgins                          Director                                        March 17, 2006
-------------------------------------------
James F. Higgins


/s/ W. Edwin Jarmain                          Director                                        March 17, 2006
-------------------------------------------
W. Edwin Jarmain

/s/ Christina Johnson                         Director                                        March 17, 2006
-------------------------------------------
Christina Johnson

/s/ Scott D. Miller                           Director                                        March 17, 2006
-------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 17, 2006
-------------------------------------------
Joseph H. Moglia

/s/ Peter J. Tobin                            Director                                        March 17, 2006
-------------------------------------------
Peter J. Tobin

                                INDEX TO EXHIBITS

 Number                    Description                                 Method of Filing
----------   -----------------------------------------   ---------------------------------------------
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

  10.2       Amended and Restated Services Agreement     Filed as Exhibit 10.2 to MLOA's Annual
             between MLOA and AXA Equitable Life         Report on Form 10-K for the fiscal year
             Insurance Company dated as of February      ended December 31, 2005 and incorporated by
             1, 2005                                     reference herein.

   21        Subsidiaries of the registrant              Omitted pursuant to General Instruction I
                                                         of Form 10-K

  31.1       Section 302 Certification made by the       Filed herewith
             registrant's Chief Executive Officer

  31.2       Section 302 Certification made by the       Filed herewith
             registrant's Chief Financial Officer

  32.1       Section 906 Certification made by the       Filed herewith
             registrant's Chief Executive Officer

  32.2       Section 906 Certification made by the       Filed herewith
             registrant's Chief Financial Officer