Form 10-Q
period 2006-03-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2006-05-12
CIK 835357

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

                        Commission File Number: 333-65423

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Arizona                                              86-0222062
--------------------------------------------------------------------------------
    (State or other jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                           Identification No.)


 1290 Avenue of the Americas, New York, New York                    10104
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


                                 (212) 554-1234
--------------------------------------------------------------------------------
             Registrant's telephone number, including area code

                                Not applicable
--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 11, 2006, 2,500,000 shares of the registrant's Common Stock were outstanding.

                            REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements

            o  Balance Sheets, March 31, 2006 and December 31, 2005...........................................................    4

            o  Statements of Operations, For the Quarters Ended March 31, 2006 and 2005.......................................    5

            o  Statements of Shareholder's Equity, For the Quarters Ended March 31, 2006 and 2005.............................    6

            o  Statements of Cash Flows, For the Quarters Ended March 31, 2006 and 2005.......................................    7

            o  Notes to Financial Statements..................................................................................    8

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management Narrative")....   15

Item 3:     Quantitative and Qualitative Disclosures About Market Risk*......................................................    17

Item 4:     Controls and Procedures..........................................................................................    17

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings................................................................................................    18

Item 1A:    Risk Factors ....................................................................................................    18

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds......................................................    18

Item 3:     Defaults Upon Senior Securities..................................................................................    18

Item 4:     Submission of Matters to a Vote of Security Holders..............................................................    18

Item 5:     Other Information................................................................................................    18

Item 6:     Exhibits.........................................................................................................    18

SIGNATURES...................................................................................................................    19

----------------
* Omitted pursuant to General Instruction H of Form 10-Q.

                           FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. MONY Life Insurance Company of America claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" in Part I,
Item 1A of MONY Life Insurance Company of the America's Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

PART I    FINANCIAL INFORMATION

           ITEM 1:   FINANCIAL STATEMENTS


                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                               MARCH 31,        December 31,
                                                                                                 2006               2005
                                                                                           ------------------ ------------------
                                                                                                      (IN MILLIONS)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value.........................  $    2,009.4        $       2,035.6
   Mortgage loans on real estate........................................................         274.6                  290.2
   Policy loans.........................................................................          96.6                   96.3
   Other invested assets................................................................          53.2                   54.8
                                                                                           ------------------ ------------------
          Total investments.............................................................       2,433.8                2,476.9
Cash and cash equivalents...............................................................         158.1                  129.7
Amounts due from reinsurers.............................................................         110.3                  106.2
Deferred policy acquisition costs.......................................................         112.4                  106.8
Value of business acquired..............................................................         331.0                  328.2
Other assets............................................................................          35.3                   29.5
Separate Accounts' assets...............................................................       3,485.6                3,485.1
                                                                                           ------------------ ------------------

TOTAL ASSETS ...........................................................................   $   6,666.5        $       6,662.4
                                                                                           ================== ==================
LIABILITIES
Policyholders' account balances.........................................................   $   2,151.6        $       2,175.9
Future policy benefits and other policyholders liabilities..............................         325.7                  309.1
Other liabilities.......................................................................          69.8                   47.4
Note payable to affiliate...............................................................          33.0                   33.8
Income taxes payable....................................................................          45.9                   50.6
Separate Accounts' liabilities..........................................................       3,485.6                3,485.1
                                                                                           ------------------ ------------------
       Total liabilities................................................................       6,111.6                6,101.9
                                                                                           ------------------ ------------------

Commitments and contingencies (Note 7)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and
   outstanding..........................................................................           2.5                    2.5
Capital in excess of par value..........................................................         496.2                  495.8
Retained earnings.......................................................................          78.8                   67.8
Accumulated other comprehensive loss....................................................         (22.6)                  (5.6)
                                                                                           ------------------ ------------------
       Total shareholder's equity.......................................................         554.9                  560.5
                                                                                           ------------------ ------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..............................................   $   6,666.5        $       6,662.4
                                                                                           ================== ==================


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF OPERATIONS
                     QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                                                                     2006               2005
                                                                                              -----------------   -----------------
                                                                                                        (IN MILLIONS)
      REVENUES
      Universal life and investment-type product policy fee income........................... $        38.1       $       40.2
      Premiums...............................................................................          13.6               20.9
      Net investment income..................................................................          35.7               35.1
      Investment (losses) gains, net.........................................................          (0.7)               0.8
      Other income...........................................................................           4.0                2.6
                                                                                              -----------------   ------------------
             Total revenues..................................................................          90.7               99.6
                                                                                              -----------------   ------------------

      BENEFITS AND OTHER DEDUCTIONS
      Policyholders' benefits................................................................          23.6               36.2
      Interest credited to policyholders' account balances...................................          22.6               21.3
      Compensation and benefits..............................................................           7.8               17.2
      Commissions............................................................................           9.6               26.3
      Interest expense.......................................................................           0.6                0.6
      Amortization of deferred policy acquisition costs and value of business acquired.......          13.6                9.2
      Capitalization of deferred policy acquisition costs  ..................................          (7.5)             (26.1)
      Rent expense...........................................................................           1.3                3.4
      Other operating costs and expenses.....................................................           3.6               12.2
                                                                                              -----------------   ------------------
             Total benefits and other deductions.............................................          75.2              100.3
                                                                                              -----------------   ------------------

      Earnings (loss) before income taxes....................................................          15.5               (0.7)
      Income tax (expense) benefit...........................................................          (4.5)               0.6
                                                                                              -----------------   ------------------
      Net Earnings (Loss).................................................................... $        11.0       $       (0.1)
                                                                                              ==================  ==================


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                        STATEMENT OF SHAREHOLDER'S EQUITY
                     QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                                                               ACCUMULATED
                                                          CAPITAL                                 OTHER                 TOTAL
                                      COMMON             IN EXCESS          RETAINED           COMPREHENSIVE         SHAREHOLDER'S
                                       STOCK              OF PAR            EARNINGS           (LOSS) INCOME            EQUITY
                                   ---------------   ------------------  ---------------     -----------------     -----------------
                                                                        (IN MILLIONS)

Balance, December 31, 2005....... $     2.5          $     495.8         $    67.8           $     (5.6)           $     560.5
Stock options....................        -                   0.4                -                    -                     0.4
Comprehensive loss:
      Net earnings...............        -                    -               11.0                   -                    11.0
      Other comprehensive loss...        -                    -                 -                 (17.0)                 (17.0)
                                                                                                                   -----------------
            Comprehensive loss...                                                                                         (6.0)
                                  ----------------   ------------------  ---------------     -----------------     -----------------
BALANCE, MARCH 31, 2006.......... $     2.5          $     496.2         $    78.8           $    (22.6)           $     554.9
                                  ================   ==================  ===============     =================     =================



Balance, December 31, 2004....... $     2.5          $     495.8         $    26.5           $     14.9            $     539.7
Comprehensive loss:
      Net loss...................        -                    -               (0.1)                  -                    (0.1)
      Other comprehensive loss...        -                    -                 -                 (17.3)                 (17.3)
                                                                                                                   -----------------
            Comprehensive loss...                                                                                        (17.4)
                                  ----------------   ------------------  ---------------     -----------------     -----------------
Balance, March 31, 2005.......... $     2.5          $     495.8         $    26.4           $     (2.4)           $     522.3
                                  ================   ==================  ===============     =================     =================

























                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                                2006                 2005
                                                                                          ---------------       -------------
                                                                                                     (IN MILLIONS)
        Net earnings (loss).............................................................. $    11.0             $    (0.1)
          Adjustments to reconcile net earnings (loss) to net cash provided by
           (used in) operating activities:
             Interest credited to policyholders' account balances........................      22.6                  21.3
             Universal life and investment-type product policy fee income................     (38.1)                (40.2)
             Change in accrued investment income.........................................      (4.1)                 (7.8)
             Investment losses (gains), net..............................................       0.7                  (0.8)
             Change in deferred policy acquisition costs and VOBA........................       6.1                 (16.9)
             Change in future policy benefits............................................       6.6                   2.8
             Change in other policyholders liabilities...................................       8.5                  (1.2)
             Provision for depreciation and amortization.................................       2.8                   3.7
             Dividend from AllianceBernstein units.......................................       1.4                   1.1
             Other, net..................................................................      23.2                  34.2
                                                                                          --------------        -------------

        Net cash provided by (used in) operating activities..............................      40.7                  (3.9)
                                                                                          --------------        -------------

        Cash flows from investing activities:
         Sales, maturities or repayments of:
              Fixed maturities...........................................................      84.8                  35.8
              Mortgage loans on real estate..............................................      19.1                   3.3
         Purchases of investments:
              Fixed maturities...........................................................    (102.8)               (194.3)
              Mortgage loans on real estate..............................................      (3.5)                 (2.5)
              Policy loans, net..........................................................      (0.3)                 (1.5)
                                                                                          --------------        -------------

        Net cash used in investing activities............................................      (2.7)               (159.2)
                                                                                          --------------        -------------

        Cash flows from financing activities:
         Policyholders' account balances:
              Deposits...................................................................     122.5                 174.3
              Withdrawals and transfers to Separate Accounts.............................    (131.3)               (154.1)
         Repayment of note to affiliate..................................................      (0.8)                 (0.7)
                                                                                          --------------        -------------

        Net cash (used in) provided by financing activities..............................       9.6                  (9.5)
                                                                                          --------------        -------------

        Net increase (decrease) in cash and cash equivalents.............................      28.4                (143.6)
        Cash and cash equivalents, beginning of year.....................................     129.7                 198.8
                                                                                          --------------        -------------

        Cash and Cash Equivalents, End of Period......................................... $   158.1             $    55.2
                                                                                          ==============        ==============

        Supplemental cash flow information:
          Interest Paid.................................................................. $     0.6             $     0.6
                                                                                          ==============        ==============
        Schedule of non-cash financing activities:
          Stock options.................................................................. $     0.4             $      -
                                                                                          ==============        ==============




                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying interim unaudited financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented. These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2006" and "first quarter 2005" refer to the three months ended March 31, 2006 and 2005, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)    NEW ACCOUNTING PRONOUNCEMENTS

      Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. See Note 9 of Notes to Financial Statements for the disclosures required by SFAS No. 123(R).

      On January 1, 2006, AXA Financial Group, including MLOA, adopted SFAS No. 123(R). To effect its adoption, AXA Financial Group elected the "modified prospective method" of transition and, therefore, prior-period results were not restated. Prior to the adoption of SFAS 123(R), AXA Financial Group, including MLOA, had elected to continue to account for stock-based compensation in accordance with APB No. 25, and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares, stock appreciation rights, and other cash-settled programs. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, MLOA's earnings before income taxes and net earnings for first quarter 2006 were $0.4 million and $0.3 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

      Under the modified prospective method, AXA Financial Group applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006. In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 that prior to adoption of SFAS 123(R) would have been reflected by MLOA only in pro forma disclosures, were recognized in MLOA's statements of operations over the awards' remaining future service/vesting periods. Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value and resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

3)    INVESTMENTS

      There were no valuation allowances for mortgage loans in the first quarters of 2006 and 2005.

      For the first quarters of 2006 and 2005, net investment income is shown net of investment expenses of $1.4 million and $1.9 million, respectively.

      As of March 31, 2006 and December 31, 2005, fixed maturities classified as available for sale had amortized costs of $2,064.5 million and $2,050.0 million, respectively.

      For the first quarters of 2006 and 2005, proceeds received on sales of fixed maturities classified as available for sale amounted to $20.9 million and $17.3 million, respectively. Gross gains of $0.0 million and $0.9 million and gross losses of $0.5 million and $0.4 million were realized on these sales for the first quarters of 2006 and 2005, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $40.7 million during first quarter of 2006, resulting in a net unrealized loss balance of $55.1 million at March 31, 2006.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:


                                                                                   MARCH 31,         December 31,
                                                                                      2006               2005
                                                                                -----------------  -----------------
                                                                                           (IN MILLIONS)

      Impaired mortgage loans with investment valuation allowances.............  $     -            $      -
      Impaired mortgage loans without investment valuation allowances..........       3.0                 3.6
                                                                                -----------------  -----------------
      Recorded investment in impaired mortgage loans...........................       3.0                 3.6
      Investment valuation allowances..........................................        -                   -
                                                                                -----------------  -----------------
      Net Impaired Mortgage Loans..............................................  $    3.0           $     3.6
                                                                                =================  =================

      There was no interest income recognized on impaired mortgage loans for the first quarters of 2006 and 2005.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2006 and December 31, 2005, respectively, the carrying value of mortgage loans that had been classified as nonaccrual loans was $2.7 million and $3.2 million.

      The following presents MLOA's investment in 1.2 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

                                                                                   MARCH 31,
                                                                                      2006
                                                                                -----------------
                                                                                 (IN MILLIONS)
      Balance, beginning of year ..............................................  $      49.4
      Equity in net earnings...................................................          1.1
      Dividends received.......................................................         (1.4)
                                                                                -----------------
      Balance, End of Period...................................................  $      49.1
                                                                                =================


4) GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities:


                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2004........................  $        1.0       $        0.1       $         1.1
        Paid guarantee benefits...........................          (0.8)               -                  (0.8)
        Other changes in reserve..........................           0.8                -                   0.8
                                                           ----------------   -----------------  -----------------
      Balance at March 31, 2005...........................  $        1.0       $        0.1       $         1.1
                                                           ================   =================  =================

      Balance at December 31, 2005........................  $        0.7       $        0.2       $         0.9
        Paid guarantee benefits...........................          (0.4)               -                  (0.4)
        Other changes in reserve..........................           0.3                -                   0.3
                                                           ----------------   -----------------  -----------------
      Balance at March 31, 2006...........................  $        0.6       $        0.2       $         0.8
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                           --------------------------------------
                                                                     2006                2005
                                                           -----------------    -----------------
                                                                         (IN MILLIONS)
      Balances, beginning of year.........................  $        0.2             $  0.9
        Paid guarantee benefits...........................           -                  0.8
        Other changes in reserve..........................           0.2               (0.5)
                                                           -----------------  -------------------
      Balances, End of Period.............................  $        0.4             $  1.2
                                                           =================  ===================

      The March 31, 2006 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:


                                                RETURN
                                                  OF
                                                PREMIUM        RATCHET       ROLL-UP         COMBO           TOTAL
                                            ---------------  -------------  -------------  -------------  --------------
                                                                            (IN MILLIONS)
      GMDB:
      -----
        Account values invested in:
             General Account...........     $     192      $      309             N.A        $     33       $      534
             Separate Accounts.........     $     858      $    1,570             N.A        $    174       $    2,602
        Net amount at risk, gross......     $      11      $      202             N.A        $     43       $      256
        Net amount at risk, net of
          amounts reinsured............     $      11      $      138             N.A        $      -       $      149
        Average attained age of
          contractholders..............          61.1            61.1             N.A            60.3             61.1
        Percentage of contractholders
          over age 70..................          18.4%           16.2%            N.A            12.9%            16.9%
        Contractually specified
          interest return rates........           N.A             N.A             N.A             5.0%

      GMIB:
      -----
        Account values invested in:
             General Account...........           N.A             N.A        $     33             N.A      $        33
             Separate Accounts.........           N.A             N.A        $    174             N.A      $       174
        Net amount at risk, gross......           N.A             N.A        $      -             N.A      $        -
        Net amount at risk, net of
          amounts reinsured............           N.A             N.A        $      -             N.A      $        -
        Weighted average years
          remaining until earliest
          annuitization................           N.A             N.A             6.8             N.A              6.8
         Contractually specified
           interest return rates.......           N.A             N.A             5.0%            N.A


      B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features
         -----------------------------------------------------------------------

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

                   INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS


                                                                                    MARCH 31,        December 31,
                                                                                      2006               2005
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      GMDB:
         Equity.................................................................  $    2,077        $    2,054
         Fixed income...........................................................         375               400
         Balanced...............................................................          62                62
         Other..................................................................          88                94
                                                                                 ----------------  ------------------
         Total..................................................................  $    2,602        $    2,610
                                                                                 ================  ==================

      GMIB:

         Equity.................................................................  $      135        $      127
         Fixed income...........................................................          31                33
         Balanced...............................................................           3                 3
         Other..................................................................           5                 5
                                                                                 ----------------  ------------------
         Total..................................................................  $      174        $      168
                                                                                 ================  ==================

      C) Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee
         ----------------------------------------------------------

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At March 31, 2006 and December 31, 2005, MLOA had liabilities of $0.5 million and $0.1 million, respectively, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

5)    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset related to AXA Financial's acquisition of MONY as of March 31, 2006:

                                                     GROSS             LESS:             LESS:
                                                   CARRYING         ACCUMULATED        IMPACT OF
                                                    AMOUNT        AMORTIZATION (1)    RECAPTURE (2)         NET
                                              ----------------- ------------------ ----------------- ----------------
      VOBA...................................    $ 416.5              $ (40.6)         $ (44.9)         $ 331.0
                                              ================= ================== ================= ================

      --------------
      (1)  Includes reactivity to unrealized investment gains and losses.

      (2) Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level premium term insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

      For the first quarters of 2006 and 2005, total amortization expense related to VOBA was $11.8 million and $7.1 million, respectively. VOBA amortization is estimated to range between $27.0 million and $37.0 million annually through 2010.

6)    INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

7)    LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA's Notes to Financial Statements for the year ended December 31, 2005 ("MLOA's 2005 Financial Statements Notes"), except as described below:

      In STOCKLER, in March 2006, the case was dismissed by agreement of the parties.

      Although the outcome of litigation generally cannot be predicted with certainty, management believes that the ultimate resolution of the litigation described above should not have a material adverse effect on the financial position of MLOA. Management cannot make an estimate of loss, if any, or predict whether or not any of such litigations described above or previously reported in MLOA's 2005 Financial Statements Notes will have a material adverse effect on MLOA's results of operations in any particular period.

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

8)    RELATED PARTY TRANSACTIONS

      Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and time studies analyzing the amount of employee compensation costs incurred by MLOA. As a result of such allocations, MLOA incurred expenses of $14.4 million and $30.7 million for the first quarters of 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, MLOA reported a receivable from AXA Equitable in connection with its service agreement of $4.7 million and $6.3 million, respectively.

      In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates. Expenses incurred by MLOA related to these agreements were $0.6 million and $0.9 million for the first quarters of 2006 and 2005, respectively. In addition, there was no intercompany payable related to these agreements at March 31, 2006 and December 31, 2005, respectively.

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

      MLOA's statements of operations include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

                                                                                       Three Months
                                                                                          Ended
                                                                                        March 31,
                                                                                           2005
                                                                                     -----------------
                                                                                      (In Millions)

      REVENUES
      Universal life and investment-type policy fee income.......................... $         4.3
      Premiums......................................................................           3.2
      Other income..................................................................          (1.4)
                                                                                     -----------------
                                                                                               6.1
                                                                                     -----------------

      BENEFITS AND OTHER DEDUCTIONS
      Policyholders' benefits.......................................................           2.8
      Interest credited to policyholders' account balances..........................           1.3
      Commissions...................................................................          12.0
      Amortization of deferred policy acquisition costs and value of business
         acquired...................................................................           0.8
      Capitalization of deferred policy acquisition costs ..........................          (8.4)
                                                                                     -----------------
                                                                                               8.5
                                                                                     -----------------
      Loss Before Income Taxes...................................................... $        (2.4)
                                                                                     =================

      At December 31, 2005, MLOA recorded a payable of $3.1 million to USFL in connection with the MODCO agreement.

      MLOA recognized a loss of $1.4 million for first quarter 2005 related to the change in value of the embedded derivative within the MODCO agreement with USFL. The embedded derivative asset was written off as of December 31, 2005 in connection with the termination of the MODCO agreement.

9)    STOCK-BASED COMPENSATION

      For first quarter 2006, MLOA recognized $0.4 million of compensation costs under SFAS No. 123(R) for employee stock options, including $0.3 million resulting from unvested awards at January 1, 2006.

      Prior to adoption of SFAS No. 123(R), AXA Financial Group, including MLOA, had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the statements of operations in first quarter 2005. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by MLOA under the fair-value-based method of SFAS No. 123. These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods, and do not include estimates of pre-vesting forfeitures.



                                                                           Three Months
                                                                               Ended
                                                                             March 31,
                                                                               2005
                                                                         ------------------
                                                                           (In Millions)
       Net loss as reported..............................................$        (0.1)
       Less: total stock-based employee compensation expense determined
          under fair value method, net of income taxes...................          0.6
                                                                         ------------------
       Pro Forma Net Loss................................................$        (0.7)
                                                                         ==================

      As of March 31, 2006, approximately $2.2 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 2.52 years.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for MLOA that follows should be read in conjunction with the Financial Statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under "Forward-looking Statements" and "Risk Factors" included elsewhere in this report and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in MLOA's Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K").

GENERAL

The following management narrative should be read taking into account the following significant changes to MLOA's operations: (1) in the fourth quarter of 2005 all MODCO reinsurance transactions relating to level term business issued on or subsequent to January 1, 2005 that took place between USFL and MLOA were unwound; (2) USFL's December 31, 2005 recapture of all of the universal life policies that had previously been assumed by MLOA; and (3) the recent discontinuation by MLOA of new sales of all life insurance and annuity products, except for certain variable and fixed annuities in limited markets, interest-sensitive whole life insurance and group term life insurance.

RESULTS OF OPERATIONS

FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Earnings before income taxes were $15.5 million for first quarter 2006, an increase of $16.2 million from a loss of $(0.7) million before income taxes for first quarter 2005. Net earnings were $11.0 million for first quarter 2006, up from a net loss of $(0.1) million for first quarter 2005.

Revenues. Total revenues for first quarter 2006 decreased $8.9 million as compared to first quarter 2005.

Premiums totaled $13.6 million for first quarter 2006, a $7.3 million decrease from first quarter 2005, principally due to a decrease in premiums assumed under the MODCO agreement with USFL attributable to the fourth quarter of 2005 unwinding by USFL of all term life policies issued subsequent to January 1, 2005 and the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Benefits and Other Deductions. Total benefits and other deductions for first quarter 2006 decreased $25.1 million to $75.2 million from $100.3 million for first quarter 2005.

Policyholders' benefits decreased $12.6 million to $23.6 million in first quarter 2006, principally due to better mortality on variable life and COLI products, the discontinuation of new sales of certain life insurance and annuity products offered by MLOA, the discontinuation of assumed benefits under the MODCO treaty with USFL attributable to the December 31, 2005 recapture of all of the universal life policies in force and the fourth quarter 2005 unwinding of the term life policies issued subsequent to January 1, 2005.

Compensation and benefits decreased $9.4 million to $7.8 million for first quarter 2006 from $17.2 million for first quarter 2005, principally due to a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable related to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Commissions decreased $16.7 million during first quarter 2006 to $9.6 million from $26.3 million for first quarter 2005, principally due to a decrease in the reinsurance expense allowance paid to USFL as a result of the recapture by USFL on December 31, 2005 of all of the universal life policies in force and the fourth quarter 2005 unwinding by USFL of all of the term life policies issued subsequent to January 1, 2005 that had previously been assumed by MLOA under the MODCO agreement and a decrease in first year commissions due to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Amortization of DAC and VOBA increased $4.4 million to $13.6 million for first quarter 2006 principally due to the increase in VOBA amortization of $4.7 due to reactivity to better mortality offset by a decrease in DAC amortization of $0.3 million.

DAC capitalization of $7.5 million for first quarter 2006 decreased $18.6 million from $26.1 million in first quarter of 2005, principally due to respective decreases of $14.6 million and $4.0 million in first year commissions and deferrable operating expenses due to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Other operating costs and expenses totaling $3.6 million for first quarter 2006 decreased by $8.6 million from $12.2 million for first quarter 2005 principally due a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable related to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for first quarter 2006 decreased by $40.3 million from first quarter 2005 to $92.4 million. The decrease was attributable to a reduction in new sales of certain life insurance of $5.5 million, renewals of certain life insurance of $9.6 million and renewals of certain annuity products of $25.2 million.

Surrenders and Withdrawals. When totals for first quarter 2006 are compared to first quarter 2005, surrenders and withdrawals increased from $144.2 million to $204.4 million with respective increases of $38.5 million and $21.7 million reported for variable and interest-sensitive life and individual annuities. The annualized annuities surrender rate increased to 15.5% in the 2006 period from 12.8% in the 2005 period, while the variable and interest-sensitive life surrender rates showed an increase from 4.51% in the 2005 period to 11.42% in the 2006 period. The increase in surrenders on variable and interest-sensitive life is due to $43.2 million of COLI surrenders in first quarter 2006 compared to $8.6 million in first quarter 2005. Except for the large COLI surrender increase, the trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4:  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. There has been no change in MLOA's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.

PART II              OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

                     See Note 7 of Notes to Financial Statements contained herein. Except as disclosed in Note 7 of Notes to Financial Statements contained herein, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2005 Form 10-K.

ITEM 1A.       RISK FACTORS

                     There have been no material changes to the risk factors described in Part I, Item 1A (Risk Factors) included in the 2005 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                      None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None

ITEM 5.        OTHER INFORMATION

                      None

ITEM 6.        EXHIBITS


                       Number                                    Description and Method of Filing
                    --------------  -------------------------------------------------------------------------------------------
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

Date: May 12, 2006             MONY LIFE INSURANCE COMPANY OF AMERICA

                               By:  /s/  Stanley B. Tulin
                                    --------------------------------------------
                                    Name:  Stanley B. Tulin
                                    Title: Vice Chairman of the Board and
                                           Chief Financial Officer

Date: May 12, 2006             By:  /s/  Richard S. Dziadzio
                                    --------------------------------------------
                                    Name:  Richard S. Dziadzio
                                    Title: Executive Vice President and
                                           Deputy Chief Financial Officer

Date: May 12, 2006             By:  /s/  Alvin H. Fenichel
                                    --------------------------------------------
                                    Name:  Alvin H. Fenichel
                                    Title: Senior Vice President and
                                           Controller