Form 10-Q
period 2006-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2006-08-11
CIK 835357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

                        Commission File Number: 333-65423

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                     --------------------------------------

             (Exact name of registrant as specified in its charter)

         Arizona                                                    86-0222062
-------------------------------------------------------------------------------
    (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


  1290 Avenue of the Americas, New York, New York                  10104
-------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


                                (212) 554-1234

-------------------------------------------------------------------------------
                   Registrant's telephone number, including area code

                             Not applicable
-------------------------------------------------------------------------------
     (Former name, former address, and former fiscal year if changed since last report.)

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

                                                                 Yes [ ] No [X]

As of August 10, 2006, 2,500,000 shares of the registrant's Common Stock were outstanding.

                            REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements
            o Balance Sheets, June 30, 2006 and December 31, 2005............................................................    4
            o Statements of Operations, Three Months and Six Months Ended June 30, 2006 and 2005.............................    5
            o Statements of Shareholder's Equity, Six Months Ended June 30, 2006 and 2005....................................    6
            o Statements of Cash Flows, Six Months Ended June 30, 2006 and 2005..............................................    7
            o Notes to Financial Statements..................................................................................    8

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management Narrative")...   16

Item 3:     Quantitative and Qualitative Disclosures About Market Risk*......................................................   18

Item 4:     Controls and Procedures..........................................................................................   18


PART II     OTHER INFORMATION

Item 1:     Legal Proceedings................................................................................................   19

Item 1A:    Risk Factors ....................................................................................................   19

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds......................................................   19

Item 3:     Defaults Upon Senior Securities..................................................................................   19

Item 4:     Submission of Matters to a Vote of Security Holders..............................................................   19

Item 5:     Other Information................................................................................................   19

Item 6:     Exhibits.........................................................................................................   19

SIGNATURES...................................................................................................................   20

-------------------------
* Omitted pursuant to General Instruction H of Form 10-Q.

                           FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. MONY Life Insurance Company of America claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" in Part I,
Item 1A of MONY Life Insurance Company of America's Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

PART I    FINANCIAL INFORMATION

           ITEM 1:  FINANCIAL STATEMENTS

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                               JUNE 30,         December 31,
                                                                                                 2006               2005
                                                                                           ------------------ ------------------
                                                                                                      (IN MILLIONS)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value.........................   $         2,050.9   $        2,035.6
   Mortgage loans on real estate........................................................               269.1              290.2
   Policy loans.........................................................................                99.3               96.3
   Other invested assets................................................................                53.6               54.8
                                                                                           ----------------- ------------------
      Total investments.................................................................             2,472.9            2,476.9
Cash and cash equivalents...............................................................                54.6              129.7
Amounts due from reinsurers.............................................................               114.8              106.2
Deferred policy acquisition costs.......................................................               117.8              106.8
Value of business acquired..............................................................               330.9              328.2
Other assets............................................................................                30.0               29.5
Separate Accounts' assets...............................................................             3,273.4            3,485.1
                                                                                           ------------------ ------------------

TOTAL ASSETS ...........................................................................   $         6,394.4   $        6,662.4
                                                                                           ================== ==================
LIABILITIES
Policyholders' account balances.........................................................   $         2,126.2   $        2,175.9
Future policy benefits and other policyholders liabilities..............................               336.2              309.1
Other liabilities.......................................................................                23.7               47.4
Note payable to affiliate...............................................................                32.3               33.8
Income taxes payable....................................................................                45.4               50.6
Separate Accounts' liabilities..........................................................             3,273.4            3,485.1
                                                                                           ------------------ ------------------
         Total liabilities..............................................................             5,837.2            6,101.9
                                                                                           ------------------ ------------------

Commitments and contingent liabilities (Note 7)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and
   outstanding..........................................................................                2.5                 2.5
Capital in excess of par value..........................................................              496.5               495.8
Retained earnings.......................................................................               92.2                67.8
Accumulated other comprehensive loss....................................................              (34.0)               (5.6)
                                                                                           ------------------ ------------------
       Total shareholder's equity.......................................................              557.2               560.5
                                                                                           ------------------ ------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..............................................   $        6,394.4   $         6,662.4
                                                                                           ================== ==================



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                       ----------------------------------   ----------------------------------
                                                                2006             2005           2006                  2005
                                                       ---------------  -----------------   --------------   -----------------
                                                                                   (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee
   income............................................   $      37.2     $       41.2        $      75.3      $       81.4
Premiums.............................................          11.5             15.8               25.1              36.7
Net investment income................................          34.3             33.5               70.0              68.6
Investment (losses) gains, net.......................          (1.6)               -               (2.3)              0.8
Other income.........................................           4.6             11.4                8.6              14.0
                                                       ---------------  -----------------   ---------------  -----------------
      Total revenues.................................          86.0            101.9              176.7             201.5
                                                       ---------------  -----------------   ---------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................          21.8             24.8               45.4              57.8
Interest credited to policyholders' account balances.          21.8             21.1               44.4              45.7
Compensation and benefits............................           7.6              9.8               15.4              27.0
Commissions..........................................           6.7             32.1               16.3              58.4
Interest expense.....................................           0.5              0.6                1.1               1.2
Amortization of deferred policy acquisition costs
   and value of business acquired....................          12.4             13.3               26.0              22.5
Capitalization of deferred policy acquisition costs..          (7.6)           (29.8)             (15.1)            (55.9)
Rent expense.........................................           0.8              2.3                2.1               5.7
Other operating costs and expenses...................           2.9              8.3                6.5              20.4
                                                       ---------------  -----------------   ---------------   ----------------
      Total benefits and other deductions............          66.9             82.5              142.1             182.8
                                                       ---------------  -----------------   --------------   -----------------

Earnings before income taxes.........................          19.1             19.4               34.6              18.7
Income tax expense...................................          (5.7)            (5.9)             (10.2)             (5.3)
                                                       ---------------  -----------------   --------------   -----------------
Net Earnings.........................................  $       13.4     $       13.5        $      24.4      $       13.4
                                                       ===============  =================   ==============   =================



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                                                  ACCUMULATED
                                                           CAPITAL                                   OTHER                 TOTAL
                                         COMMON           IN EXCESS           RETAINED           COMPREHENSIVE         SHAREHOLDER'S
                                          STOCK            OF PAR             EARNINGS           (LOSS) INCOME            EQUITY
                                       --------------   ---------------    -----------------    ------------------    --------------
                                                                            (IN MILLIONS)
Balance, December 31, 2005.........    $   2.5          $   495.8          $       67.8         $        (5.6)        $      560.5
Stock options......................         -                 0.7                    -                    -                    0.7
Comprehensive loss:
      Net earnings.................         -                  -                   24.4                   -                   24.4
      Other comprehensive loss.....         -                  -                     -                  (28.4)               (28.4)
                                                                                                                      --------------
            Comprehensive loss.....                                                                                           (4.0)

                                       --------------   ---------------    -----------------    --------------------  --------------
BALANCE, JUNE 30, 2006.............    $   2.5          $   496.5          $       92.2         $       (34.0)        $      557.2
                                       ==============   ===============    =================    ====================  ==============




Balance, December 31, 2004.........    $   2.5          $   495.8          $       26.5         $        14.9         $      539.7
Comprehensive income:
   Net earnings....................         -                 -                    13.4                   -                   13.4
      Other comprehensive income...         -                 -                      -                    1.6                  1.6
                                                                                                                      --------------
            Comprehensive income...                                                                                           15.0
                                       --------------   ---------------    -----------------    ------------------    --------------
Balance, June 30, 2005.............    $   2.5          $   495.8          $       39.9         $        16.5         $      554.7
                                       ==============   ===============    =================    ==================    ==============





                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                                                2006                  2005
                                                                                          ------------------     -------------
                                                                                                         (IN MILLIONS)
        Net earnings...................................................................   $     24.4         $       13.4
          Adjustments to reconcile net earnings to net cash provided by (used in)
           operating activities:
             Interest credited to policyholders' account balances......................         44.4                 45.7
             Universal life and investment-type product policy fee income..............        (75.3)               (81.4)
             Change in accrued investment income.......................................         (0.2)                (2.6)
             Investment losses (gains), net............................................          2.3                 (0.8)
             Change in deferred policy acquisition costs and VOBA......................         10.9                (33.4)
             Change in future policy benefits..........................................         14.7                 12.3
             Change in other policyholders liabilities.................................          9.2                 (7.8)
             Provision for depreciation and amortization...............................          5.3                  7.3
             Dividend from AllianceBernstein units.....................................          2.4                  1.9
             Other, net................................................................        (20.0)                (4.6)
                                                                                          ------------       ---------------
        Net cash provided by (used in) operating activities............................         18.1                (50.0)
                                                                                          ------------       ---------------

        Cash flows from investing activities:
           Sales, maturities or repayments of investments:
              Fixed maturities.........................................................        152.3                 67.3
              Mortgage loans on real estate............................................         29.1                 62.5
              Other invested assets....................................................          1.1                   -
           Purchases of investments:
              Fixed maturities.........................................................       (244.4)              (257.1)
              Mortgage loans on real estate............................................         (8.0)                (4.9)
              Other invested assets....................................................           -                  (0.1)
              Policy loans, net........................................................         (3.0)                (1.6)
                                                                                          ------------       ---------------

       Net cash used in investing activities...........................................        (72.9)              (133.9)
                                                                                          ------------       ---------------

        Cash flows from financing activities:
           Policyholders' account balances:
              Deposits.................................................................        285.4                289.2
              Withdrawals and transfers to Separate Accounts...........................       (304.2)              (277.2)
           Repayment of note to affiliate..............................................         (1.5)                (1.5)
                                                                                          ------------       ---------------

        Net cash (used in) provided by financing activities............................        (20.3)                10.5
                                                                                          ------------       ---------------

        Net decrease in cash and cash equivalents......................................        (75.1)              (173.4)
        Cash and cash equivalents, beginning of year...................................        129.7                198.8
                                                                                          ------------       ---------------

        Cash and Cash Equivalents, End of Period.......................................    $    54.6           $     25.4
                                                                                          ============        ==============
         Supplemental cash flow information:
            Interest Paid..............................................................    $     1.1           $      1.2
                                                                                          ============        ==============
        Schedule of non-cash financing activities:
            Stock options..............................................................    $     0.7           $       -
                                                                                          ============        ==============



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position of MLOA and its results of operations and cash flows for the periods presented. These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The terms "second quarter 2006" and "second quarter 2005" refer to the three months ended June 30, 2006 and 2005, respectively. The terms "first half of 2006" and "first half of 2005" refer to the six months ended June 30, 2006 and 2005, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)    ACCOUNTING CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

      Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services and employee benefits, provided on its behalf. See Note 9 of Notes to Financial Statements for the disclosures required by SFAS No. 123(R).

      On January 1, 2006, AXA Financial Group, including MLOA, adopted SFAS No. 123(R). To effect its adoption, AXA Financial Group elected the "modified prospective method" of transition. Under this method, prior-period results were not restated. Prior to the adoption of SFAS 123(R), AXA Financial Group, including MLOA, had elected to continue to account for stock-based compensation in accordance with APB No. 25, and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares, and various other cash-settled programs such as stock appreciation rights. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, MLOA's earnings before income taxes and net earnings for second quarter 2006 were $0.3 million and $0.2 million lower, respectively, and earnings before income taxes and net earnings for first half of 2006 were $0.7 million and $0.5 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

      Under the modified prospective method, AXA Financial Group applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006. In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 that prior to adoption of SFAS 123(R) would have been reflected by MLOA only in pro forma disclosures, were recognized in MLOA's statements of operations over the awards' remaining future service/vesting periods. Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value. The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

      On July 13, 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," to clarify the criteria used to recognize and measure the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN No. 48, a tax benefit is recognized only if it is "more likely than not" to be sustained assuming examination by the taxing authority, based on the technical merits of the position. Tax positions meeting the recognition criteria are required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement and, accordingly, requires consideration of the amounts and probabilities of potential settlement outcomes. FIN No. 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, thereby requiring application of its provisions, including the threshold criteria for recognition, to all positions of MLOA as at January 1, 2007. The cumulative effect of applying FIN No. 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. In addition, annual disclosures with respect to income taxes have been expanded by FIN No. 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. Management currently is assessing the potential impacts of adoption of FIN No. 48.

3)    INVESTMENTS

      For the second quarter and first half of 2006 and of 2005, net investment income is shown net of investment expenses of $2.2 million, $3.6 million, $1.7 million and $3.6 million, respectively.

      As of June 30, 2006 and December 31, 2005, fixed maturities classified as available for sale had amortized costs of $2,133.6 million and $2,050.0 million, respectively.

      For the first half of 2006 and 2005, proceeds received on sales of fixed maturities classified as available for sale amounted to $39.8 million and $17.3 million, respectively. Gross gains of $0.0 million and $0.9 million and gross losses of $1.0 million and $0.4 million were realized on these sales for the first half of 2006 and 2005, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $68.3 million during first half of 2006, resulting in a net unrealized loss balance of $82.7 million at June 30, 2006.

      There were no valuation allowances for mortgage loans in the first half of 2006 and of 2005. At June 30, 2006 and December 31, 2005, impaired mortgage loans without investment valuation allowances were $2.9 million and $3.6 million, respectively. There was no interest income recognized on impaired mortgage loans for the first half of 2006 and 2005.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2006 and December 31, 2005, the carrying values of mortgage loans that had been classified as nonaccrual loans were $2.6 million and $3.3 million, respectively.

      The following presents MLOA's investment in 1.2 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

                                                               JUNE 30,
                                                                 2006
                                                           -----------------
                                                            (IN MILLIONS)

      Balance, beginning of year .........................  $      49.4
      Equity in net earnings..............................          2.3
      Dividends received..................................         (2.4)
                                                           -----------------
      Balance, End of Period..............................  $      49.3
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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities:



                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2005........................  $        0.7       $        0.2       $         0.9
        Paid guarantee benefits...........................          (1.2)               -                  (1.2)
        Other changes in reserve..........................           1.1                0.1                 1.2
                                                           ----------------   -----------------  -----------------
      Balance at June 30, 2006............................  $        0.6       $        0.3       $         0.9
                                                           ================   =================  =================

      Balance at December 31, 2004........................  $        1.0       $        0.1       $         1.1
        Paid guarantee benefits...........................          (1.4)               -                  (1.4)
        Other changes in reserve..........................           1.2                0.1                 1.3
                                                           ----------------   -----------------  -----------------
      Balance at June 30, 2005............................  $        0.8       $        0.2       $         1.0
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                    GMDB
                                                           -----------------
                                                               (IN MILLIONS)

      Balance at December 31, 2005........................  $        0.2
        Paid guarantee benefits...........................          (0.1)
        Other changes in reserve..........................           0.4
                                                           -----------------
      Balance at June 30, 2006............................  $        0.5
                                                           =================

      Balance at December 31, 2004........................  $       (0.9)
        Paid guarantee benefits...........................            -
        Other changes in reserve..........................           1.3
                                                           -----------------
      Balance at June 30, 2005............................  $        0.4
                                                           =================

      The June 30, 2006 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:





                                                 RETURN
                                                   OF
                                                PREMIUM       RATCHET        ROLL-UP         COMBO           TOTAL
                                             ----------------------------  -------------  -------------  --------------
                                                                           (IN MILLIONS)

      GMDB:
        Account values invested in:
          General Account.............     $      186      $        297           N/A     $      33       $       516
          Separate Accounts...........     $      800      $      1,450           N/A     $     165       $     2,415
        Net amount at risk, gross.....     $       10      $        208           N/A     $      40       $       258
        Net amount at risk, net of
          amounts reinsured...........     $       10      $        148           N/A     $      -        $       158
        Average attained age of
          contractholders.............           61.4              61.4           N/A          60.5              61.3
        Percentage of contractholders
          over age 70.................           18.7%             16.5%          N/A          12.9%             17.2%
        Contractually specified
          interest return rates.......            N/A               N/A           N/A           5.0%

      GMIB:
      ----
        Account values invested in:
          General Account.............            N/A               N/A     $      33           N/A       $        33
          Separate Accounts...........            N/A               N/A     $     165           N/A       $       165
        Net amount at risk, gross.....            N/A               N/A     $      -            N/A       $        -
        Net amount at risk, net of
          amounts reinsured...........            N/A               N/A     $      -            N/A       $        -
        Weighted average years
          remaining until earliest
          annuitization...............            N/A               N/A           6.0           N/A               6.0
        Contractually specified
          interest return rates.......            N/A               N/A           5.0%          N/A




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


                                   INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS


                                                                                    JUNE 30,         December 31,
                                                                                      2006               2005
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)
      GMDB:
         Equity...............................................................    $    1,917        $    2,054
         Fixed income.........................................................           352               400
         Balanced.............................................................            57                62
         Other................................................................            89                94
                                                                                 ----------------  ------------------
         Total................................................................    $    2,415        $    2,610
                                                                                 ================  ==================

      GMIB:

         Equity...............................................................    $      127        $      127
         Fixed income.........................................................            29                33
         Balanced.............................................................             3                 3
         Other................................................................             6                 5
                                                                                 ----------------  ------------------
         Total................................................................    $      165        $      168
                                                                                 ================  ==================

      C) Variable and Interest-Sensitive Life Insurance Policies - No
         ------------------------------------------------------------
         Lapse Guarantee
         ---------------

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At June 30, 2006 and December 31, 2005, MLOA had liabilities of $0.5 million and $0.1 million, respectively, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

5)    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset related to AXA Financial's acquisition of MONY as of June 30, 2006:




                                                   GROSS            LESS:            LESS:
                                                 CARRYING        ACCUMULATED        IMPACT OF
                                                   AMOUNT       AMORTIZATION (1)   RECAPTURE (2)     NET
                                              ----------------- ------------------ ----------------- -----------------
                                                                              (IN MILLIONS)
   VOBA.....................................  $        416.5    $        (40.7)    $        (44.9)   $        330.9
                                              ================= ================== ================= =================

     (1) Includes reactivity to unrealized investment gains and losses.

     (2) Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level premium term insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

      For the second quarter and first half of 2006 and of 2005, total amortization expense related to VOBA was $10.1 million, $21.9 million, $10.2 million and $17.3 million, respectively. VOBA amortization is estimated to range between $27.0 million and $37.0 million annually through 2010.

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

      In STOCKLER, in March 2006, the case was dismissed by agreement of the parties. Of the other two similar putative class actions previously disclosed, one remains pending.

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

8)    RELATED PARTY TRANSACTIONS

      Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $14.0 million, $28.4 million, $19.7 million and $50.3 million for the second quarter and first half of 2006 and of 2005, respectively. At June 30, 2006 and December 31, 2005, MLOA reported a receivable from AXA Equitable in connection with its service agreement of $9.6 million and $6.3 million, respectively.

      In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates. Expenses incurred by MLOA related to these agreements were $0.6 million, $1.1 million, $0.6 million and $1.5 million for the second quarter and first half of 2006 and of 2005, respectively. In addition, there was no intercompany payable related to these agreements at June 30, 2006 and December 31, 2005, respectively.

      As of December 31, 2004, USFL recaptured all of the term life policies that had previously been assumed by MLOA under its MODCO agreement with USFL. The MODCO agreement remained in effect for level premium term life insurance issued during 2005. However, in the fourth quarter of 2005, the MODCO agreement was terminated retroactively effective January 1, 2005, and all MODCO reinsurance transactions relating to level term that took place between USFL and MLOA during 2005 were unwound.

      As of December 31, 2005, USFL recaptured all of the universal life policies that had previously been assumed by MLOA under this MODCO agreement.

      MLOA's statements of operations include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:



                                                                                       Three Months       Six Months
                                                                                          Ended             Ended
                                                                                         June 30,          June 30,
                                                                                           2005              2005
                                                                                     ----------------- -----------------
                                                                                               (In Millions)
      REVENUES
      Universal life and investment-type policy fee income........................   $         4.5     $         8.8
      Premiums....................................................................             6.0               9.2
      Other income................................................................             4.2               2.8
                                                                                     ----------------- -----------------
                                                                                              14.7              20.8
                                                                                     ----------------- -----------------

      BENEFITS AND OTHER DEDUCTIONS
      Policyholders' benefits.....................................................             5.6              10.4
      Interest credited to policyholders' account balances........................             1.4               2.7
      Commissions.................................................................            14.3              25.2
      Amortization of deferred policy acquisition costs and value of business
         acquired.................................................................             1.8               2.8
      Capitalization of deferred policy acquisition costs ........................           (12.0)            (20.4)
                                                                                     ----------------- -----------------
                                                                                              11.1              20.7
                                                                                     ----------------- -----------------
      Earnings Before Income Taxes................................................   $         3.6     $         0.1
                                                                                     ================= =================


      At December 31, 2005, MLOA recorded a payable of $3.1 million to USFL in connection with the MODCO agreement.

      MLOA recognized income of $4.2 million and $2.8 million for second quarter and first half of 2005, respectively, related to the change in value of the embedded derivative within the MODCO agreement with USFL. The embedded derivative asset was written off as of December 31, 2005 in connection with the termination of the MODCO agreement.

9)    STOCK-BASED COMPENSATION

      For second quarter and first half of 2006, MLOA recognized $0.3 million and $0.7 million, respectively, of compensation costs under SFAS No. 123(R) for employee stock options, including $0.2 million and $0.5 million, respectively, resulting from unvested awards at January 1, 2006.

      Prior to adoption of SFAS No. 123(R), AXA Financial Group, including MLOA, had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the statements of operations in second quarter and first half of 2005. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by MLOA under the fair-value-based method of SFAS No. 123. These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods, and do not include estimates of pre-vesting forfeitures.




                                                                           Three Months         Six Months
                                                                               Ended               Ended
                                                                              June 30,            June 30,
                                                                               2005                2005
                                                                         ------------------  ------------------
                                                                                     (In Millions)
       Net earnings as reported......................................... $        13.5       $     13.4
       Less: total stock-based employee compensation expense determined
          under fair value method, net of income taxes..................           0.6              1.2
                                                                         ------------------  ------------------

       Pro Forma Net Earnings........................................... $        12.9       $     12.2
                                                                         ==================  ==================

      As of June 30, 2006, approximately $1.7 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 2.3 years.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for MLOA that follows should be read in conjunction with the Financial Statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under "Forward-looking Statements" included elsewhere in this report and with the management narrative found in the Management's Discussion and Analysis ("MD&A") and the "Risk Factors" sections included in MLOA's Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K").

GENERAL

The following management narrative should be read taking into account the following significant changes to MLOA's operations: (1) in the fourth quarter of 2005, all MODCO reinsurance transactions relating to level term business issued on or subsequent to January 1, 2005 that took place between USFL and MLOA were unwound; (2) at December 31, 2005, USFL recaptured all of the universal life policies that had previously been assumed by MLOA; and (3) MLOA recently discontinued new sales of all life insurance and annuity products, except for certain variable and fixed annuities in limited markets, interest-sensitive whole life insurance and group term life insurance.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Earnings before income taxes were $34.6 million for first half of 2006, an increase of $15.9 million from earnings of $18.7 million before income taxes for first half of 2005. Net earnings were $24.4 million for first half of 2006, up from net earnings of $13.4 million for first half of 2005.

Revenues. Total revenues for first half of 2006 decreased $24.8 million as compared to first half of 2005.

Premiums totaled $25.1 million for first half of 2006, an $11.6 million decrease from for first half of 2005, principally due to a decrease in premiums assumed under the MODCO agreement with USFL attributable to the fourth quarter of 2005 unwinding by USFL of all term life policies issued subsequent to January 1, 2005 and the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Other income totaled $8.6 million for first half of 2006, a $5.4 million decrease from first half of 2005, primarily due to the increase in the value of the embedded derivative within the MODCO agreement with USFL recorded in 2005, which was terminated as of December 31, 2005, and a decrease in first year ceded commissions due to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Benefits and Other Deductions. Total benefits and other deductions for first half of 2006 decreased $40.7 million to $142.1 million from $182.8 million for first half of 2005.

Policyholders' benefits decreased $12.4 million to $45.4 million for first half of 2006, principally due to better mortality on variable life and COLI products, the discontinuation of new sales of certain life insurance and annuity products offered by MLOA, the discontinuation of assumed benefits under the MODCO treaty with USFL attributable to the December 31, 2005 recapture of all of the universal life policies in force and the fourth quarter 2005 unwinding of the term life policies issued subsequent to January 1, 2005.

Compensation and benefits decreased $11.6 million to $15.4 million for first half of 2006 from $27.0 million for first half of 2005, principally due to a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable related to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Commissions decreased $42.1 million during first half of 2006 to $16.3 million from $58.4 million for first half of 2005, principally due to the absence of the reinsurance expense allowance paid to USFL as a result of the recapture by USFL on December 31, 2005 of all of the universal life policies in force and the fourth quarter 2005 unwinding by USFL of all of the term life policies issued subsequent to January 1, 2005 that had previously been assumed by MLOA under the MODCO agreement and a decrease in first year commissions due to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Amortization of DAC and VOBA increased $3.5 million to $26.0 million for first half of 2006 principally due to the increase in VOBA amortization of $4.6 due to reactivity to better mortality offset by a decrease in DAC amortization of $1.1 million.

DAC capitalization of $15.1 million for first half of 2006 decreased $40.8 million from $55.9 million in first half of 2005, principally due to respective decreases of $34.6 million and $6.2 million in first year commissions and deferrable operating expenses due to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Other operating costs and expenses totaling $6.5 million for first half of 2006 decreased by $13.9 million from $20.4 million for first half of 2005 principally due a decrease in the cost of services provided to MLOA under its service agreement with AXA Equitable related to the discontinuation of new sales of certain life insurance and annuity products previously offered by MLOA.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for first half of 2006 decreased by $64.6 million from first half of 2005 to $175.0 million. The decrease was attributable to a reduction in new sales of certain life insurance of $11.1 million, renewals of certain life insurance of $20.5 million and renewals of certain annuity products of $33.0 million.

Surrenders and Withdrawals. When totals for first half of 2006 are compared to first half of 2005, surrenders and withdrawals increased from $275.9 million to $394.4 million with respective increases of $52.8 million and $66.1 million reported for variable and interest-sensitive life and individual annuities. The annualized annuities surrender rate increased to 17.1% in the 2006 period from 12.6% in the 2005 period, while the variable and interest-sensitive life surrender rates showed an increase from 4.2% in the 2005 period to 9.0% in the 2006 period. The increase in surrenders on variable and interest-sensitive life is due to $59.3 million of COLI surrenders in first half of 2006 compared to $12.4 million in first half of 2005. Except for the large COLI surrender increase, the trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to General Instruction H of Form 10-Q.


ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. There has been no change in MLOA's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

                    See Note 7 of Notes to Financial Statements contained herein. Except as disclosed in Note 7 of Notes to Financial Statements contained herein, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2005 Form 10-K.


ITEM 1A.       RISK FACTORS

                    There have been no material changes to the risk factors described in Part I, Item 1A, "Risk Factors," of the 2005 Form 10-K.


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


           Date: August 11, 2006                                                 MONY LIFE INSURANCE COMPANY OF AMERICA

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

           Date: August 11, 2006                                                By:   /s/    Richard S. Dziadzio
                                                                                      ---------------------------------------------
                                                                                      Name:   Richard S. Dziadzio
                                                                                      Title:  Executive Vice President and
                                                                                                Deputy Chief Financial Officer

           Date: August 11, 2006                                                By:   /s/    Alvin H. Fenichel
                                                                                      ---------------------------------------------
                                                                                      Name:   Alvin H. Fenichel
                                                                                      Title:  Senior Vice President and Controller