Form 10-Q
period 2006-09-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2006-11-13
CIK 835357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

                                                                Yes [ ]  No [X]

As of November 10, 2006, 2,500,000 shares of the registrant's Common Stock were outstanding.

                            REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                     MONY LIFE INSURANCE COMPANY OF A MERICA
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements

            o Balance Sheets, September 30, 2006 and December 31, 2005....    4
            o Statements of Operations, Three Months and Nine Months
              Ended September 30, 2006 and 2005...........................    5
            o Statements of Shareholder's Equity, Nine Months Ended
              September 30, 2006 and 2005.................................    6
            o Statements of Cash Flows, Nine Months Ended
              September 30, 2006 and 2005.................................    7
            o Notes to Financial Statements...............................    8

Item 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ("Management Narrative")............   17

Item 3:     Quantitative and Qualitative Disclosures About Market Risk*...   19

Item 4:     Controls and Procedures.......................................   19

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings.............................................   20

Item 1A:    Risk Factors .................................................   20

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds...   20

Item 3:     Defaults Upon Senior Securities...............................   20

Item 4:     Submission of Matters to a Vote of Security Holders...........   20

Item 5:     Other Information.............................................   20

Item 6:     Exhibits......................................................   20

SIGNATURES................................................................   21

----------------
* Omitted pursuant to General Instruction H of Form 10-Q.

                           FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks and the impact of new accounting pronouncements, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. MONY Life Insurance Company of America claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" in Part I, Item 1A of MONY Life Insurance Company of America's Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

PART I    FINANCIAL INFORMATION

          ITEM 1:  FINANCIAL STATEMENTS

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             SEPTEMBER 30,      December 31,
                                                                                                 2006               2005
                                                                                           ------------------ ------------------
                                                                                                      (IN MILLIONS)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value.........................   $  2,117.7                  $ 2,035.6
   Mortgage loans on real estate........................................................        253.8                      290.2
   Policy loans.........................................................................        104.1                       96.3
   Other invested assets................................................................         53.1                       54.8
                                                                                           ------------                -----------
       Total investments................................................................      2,528.7                    2,476.9
Cash and cash equivalents...............................................................         74.0                      129.7
Amounts due from reinsurers.............................................................        125.9                      106.2
Deferred policy acquisition costs.......................................................        119.6                      106.8
Value of business acquired..............................................................        299.2                      328.2
Other assets............................................................................         38.4                       29.5
Separate Accounts' assets...............................................................      3,221.1                    3,485.1
                                                                                           ------------                -----------

TOTAL ASSETS ...........................................................................   $  6,406.9                  $ 6,662.4
                                                                                           ============                ===========
LIABILITIES
Policyholders' account balances.........................................................   $  2,093.1                  $ 2,175.9
Future policy benefits and other policyholders liabilities..............................        347.7                      309.1
Other liabilities.......................................................................         58.4                       47.4
Note payable to affiliate...............................................................         31.5                       33.8
Income taxes payable....................................................................         64.0                       50.6
Separate Accounts' liabilities..........................................................      3,221.1                    3,485.1
                                                                                           ------------                -----------
       Total liabilities................................................................      5,815.8                    6,101.9
                                                                                           ------------                -----------

Commitments and contingent liabilities (Note 7)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and
   outstanding..........................................................................          2.5                        2.5
Capital in excess of par value..........................................................        496.8                      495.8
Retained earnings.......................................................................        104.5                       67.8
Accumulated other comprehensive loss....................................................        (12.7)                      (5.6)
                                                                                           ------------                -----------
       Total shareholder's equity.......................................................        591.1                      560.5
                                                                                           ------------                -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..............................................   $  6,406.9                  $ 6,662.4
                                                                                           ============                ===========


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                        ----------------------------------   --------------------------------
                                                             2006              2005              2006               2005
                                                        ---------------  -----------------   --------------   ---------------
                                                                                    (IN MILLIONS)
REVENUES
Universal life and investment-type product
   policy fee income..................................  $       37.4     $       45.6        $     112.7      $      127.0
Premiums..............................................          13.3             20.4               38.4              57.1
Net investment income.................................          35.5             32.9              105.5             101.5
Investment gains (losses), net........................           1.4             (1.6)              (0.9)             (0.8)
Other income..........................................           4.7              3.4               13.3              17.5
                                                        --------------   --------------      -------------    --------------
      Total revenues..................................          92.3            100.7              269.0             302.3
                                                        --------------   --------------      -------------    --------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits...............................          23.1             32.2               68.5              90.0
Interest credited to policyholders' account balances..          22.1             24.8               66.5              70.5
Compensation and benefits.............................           6.0              6.5               21.4              33.5
Commissions...........................................           6.2             32.3               22.5              90.7
Interest expense......................................           0.6              0.5                1.7               1.8
Amortization of deferred policy acquisition costs
   and value of business acquired.....................          16.1             12.8               42.1              35.3
Capitalization of deferred policy acquisition costs...          (5.4)           (32.8)             (20.5)            (88.7)
Rent expense..........................................           0.8              2.6                2.9               8.3
Other operating costs and expenses....................           4.2             12.2               10.7              32.6
                                                        --------------   --------------      -------------    --------------
      Total benefits and other deductions.............          73.7             91.1              215.8             274.0
                                                        --------------   --------------      -------------    --------------

Earnings before income taxes..........................          18.6              9.6               53.2              28.3
Income tax expense....................................          (7.0)            (1.9)             (17.2)             (7.2)
                                                        --------------   --------------      -------------    --------------

Earnings from continuing operations...................          11.6              7.7               36.0              21.1
Gain on disposal of discontinued operations, net of
   income taxes.......................................           0.7              -                  0.7               -
                                                        --------------   --------------      -------------    --------------

Net Earnings..........................................  $       12.3     $        7.7        $      36.7      $       21.1
                                                        ==============   ==============      =============    ==============



                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                                 ACCUMULATED
                                                           CAPITAL                                  OTHER                TOTAL
                                         COMMON           IN EXCESS          RETAINED           COMPREHENSIVE        SHAREHOLDER'S
                                          STOCK             OF PAR           EARNINGS           (LOSS) INCOME           EQUITY
                                     ---------------- ---------------- -------------------  -------------------- -----------------
                                                                           (IN MILLIONS)

Balance, December 31, 2005.........  $      2.5       $       495.8       $        67.8          $      (5.6)        $     560.5
Stock options......................          -                  1.0                  -                    -                  1.0
Comprehensive income:
   Net earnings....................          -                   -                 36.7                   -                 36.7
   Other comprehensive loss........          -                   -                   -                  (7.1)               (7.1)
                                                                                                                     -------------
      Comprehensive income.........                                                                                         29.6
                                     ------------     ---------------     ---------------        -------------       -------------
BALANCE, SEPTEMBER 30, 2006........  $      2.5       $       496.8       $       104.5          $     (12.7)        $     591.1
                                     ============     ===============     ===============        =============       =============




Balance, December 31, 2004.........  $      2.5       $       495.8       $        26.5          $      14.9         $     539.7
Comprehensive income:
   Net earnings....................          -                   -                 21.1                   -                 21.1
   Other comprehensive loss........          -                   -                   -                 (15.0)              (15.0)
                                                                                                                     -------------
      Comprehensive income.........                                                                                          6.1
                                     ------------     ---------------     ---------------        -------------       -------------
Balance, September 30, 2005........  $      2.5       $       495.8       $        47.6          $      (0.1)        $     545.8
                                     ============     ===============     ===============        =============       =============


                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                                  2006                  2005
                                                                                              -----------           -----------
                                                                                                        (IN MILLIONS)
        Net earnings.....................................................................     $    36.7            $     21.1
          Adjustments to reconcile net earnings to net cash provided by (used in)
           operating activities:
             Interest credited to policyholders' account balances........................          66.5                  70.5
             Universal life and investment-type product policy fee income................        (112.7)               (127.0)
             Change in accrued investment income.........................................          (7.3)                 (6.8)
             Investment losses, net......................................................           0.9                   0.8
             Change in deferred policy acquisition costs and value of business
               acquired..................................................................          21.6                 (53.4)
             Change in future policy benefits............................................          20.0                  17.4
             Change in other policyholders liabilities...................................          15.5                  (4.5)
             Change in income tax payable................................................          17.2                   7.2
             Provision for depreciation and amortization.................................           9.7                  10.7
             Dividends from AllianceBernstein units......................................           3.6                   2.8
             Other, net..................................................................         (11.8)                (40.0)
                                                                                              -----------           -----------
        Net cash provided by (used in) operating activities..............................          59.9                (101.2)
                                                                                              -----------           -----------

        Cash flows from investing activities:
          Sales, maturities or repayments of investments:
              Fixed maturities...........................................................         212.2                 122.6
              Mortgage loans on real estate..............................................          47.9                  70.7
              Other, net.................................................................           1.6                     -
          Purchases of investments:
              Fixed maturities...........................................................        (318.2)               (301.2)
              Mortgage loans on real estate..............................................         (12.1)                (13.5)
              Other invested assets......................................................          (1.3)                 (0.1)
              Policy loans, net..........................................................          (7.8)                 (1.8)
                                                                                              -----------           -----------
        Net cash used in investing activities............................................         (77.7)               (123.3)
                                                                                              -----------           -----------
        Cash flows from financing activities:
          Policyholders' account balances:
              Deposits...................................................................         414.2                 428.6
              Withdrawals and transfers to Separate Accounts.............................        (450.8)               (377.7)
           Repayment of note to affiliate................................................          (2.3)                 (2.2)
           Other, net....................................................................           1.0                    -
                                                                                              -----------           -----------
        Net cash (used in) provided by financing activities..............................         (37.9)                 48.7
                                                                                              -----------           -----------
        Change in cash and cash equivalents..............................................         (55.7)               (175.8)
        Cash and cash equivalents, beginning of year.....................................         129.7                 198.8
                                                                                              -----------           -----------
        Cash and Cash Equivalents, End of Period.........................................     $    74.0             $    23.0
                                                                                              ===========           ===========
        Supplemental cash flow information:
           Interest Paid.................................................................     $     1.7             $     1.8
                                                                                              ===========           ===========
        Schedule of non-cash financing activities:
           Stock Options.................................................................     $     1.0             $      -
                                                                                              ===========           ===========

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position of MLOA and its results of operations and cash flows for the periods presented. These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 2006" and "third quarter 2005" refer to the three months ended September 30, 2006 and 2005, respectively. The terms "first nine months of 2006" and "first nine months of 2005" refer to the nine months ended September 30, 2006 and 2005, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)    ACCOUNTING CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

      Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services and employee benefits, provided on its behalf.

      On January 1, 2006, AXA Financial Group, including MLOA, adopted SFAS No. 123(R). To effect its adoption, AXA Financial Group elected the "modified prospective method" of transition. Under this method, prior-period results were not restated. Prior to the adoption of SFAS 123(R), AXA Financial Group, including MLOA, had elected to continue to account for stock-based compensation in accordance with APB No. 25, and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares, and various other cash-settled programs such as stock appreciation rights. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, MLOA's earnings before income taxes and net earnings for third quarter 2006 were $0.3 million and $0.2 million lower, respectively, and earnings before income taxes and net earnings for nine months of 2006 were $1.0 million and $0.7 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25. See Note 9 of Notes to Financial Statements.

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

      New Accounting Pronouncements
      -----------------------------

      On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", requiring sponsors to recognize the funded status of these benefit plans as an asset or liability in the balance sheet and to recognize changes in that funded status as a component of other comprehensive income. These requirements represent a significant change to previous accounting guidance that generally delayed recognition, in the balance sheet, of certain changes in plan assets and benefit obligations and only required disclosure, in the notes to the financial statements, of the complete funded status of the plans. SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings and, similarly, requires continued application of existing guidance in measuring plan assets and benefit obligations, except to impose a measurement date coincident with the employer's fiscal year-end reporting. AXA Financial Group will be required to initially recognize the funded status of its defined benefit pension and other postretirement plans as of the end of the calendar year 2006 and to reflect the impact as an adjustment of the ending balance of accumulated comprehensive income. SFAS No. 158 does not permit retrospective application but addresses the resulting comparability issue by instead requiring disclosure, in the notes to the financial statements in the year of adoption, of the incremental effect on individual line items in the year-end statement of financial position.

      On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Management is currently assessing the potential impacts of adoption of SFAS No. 157.

      On July 13, 2006, the FASB issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes," to clarify the criteria used to recognize and measure the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is "more likely than not" to be sustained assuming examination by the taxing authority, based on the technical merits of the position. Tax positions meeting the recognition criteria are required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement and, accordingly, requires consideration of the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, thereby requiring application of its provisions, including the threshold criteria for recognition, to all tax positions of MLOA as at January 1, 2007. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. Management is currently assessing the potential impacts of adoption of FIN 48.

3)    INVESTMENTS

      For the third quarter and first nine months of 2006 and of 2005, net investment income is shown net of investment expenses of $0.6 million, $4.2 million, $2.1 million and $5.6 million, respectively.

      As of September 30, 2006 and December 31, 2005, fixed maturities classified as available for sale had amortized costs of $2,148.4 million and $2,050.0 million, respectively.

      For the first nine months of 2006 and 2005, proceeds received on sales of fixed maturities classified as available for sale amounted to $45.9 million and $42.0 million, respectively. Gross gains of $2.8 million and $1.0 million and gross losses of $1.0 million and $0.6 million were realized on these sales for the first nine months of 2006 and 2005, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $16.2 million during the first nine months of 2006, resulting in a net unrealized loss balance of $30.6 million at September 30, 2006.

      There were no valuation allowances for mortgage loans in the first nine months of 2006 and of 2005. At September 30, 2006 and December 31, 2005, impaired mortgage loans without investment valuation allowances were $2.9 million and $3.6 million, respectively.

      During the first nine months of 2006 and 2005, respectively, MLOA's average recorded investment in impaired mortgage loans was $3.2 million and $4.3 million. Interest income recognized on these impaired mortgage loans totaled $0.1 million and $0.1 million for the first nine months of 2006 and 2005, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2006 and December 31, 2005, the carrying values of mortgage loans that had been classified as nonaccrual loans were $2.6 million and $3.3 million, respectively.

      The change in MLOA's equity investment in 1.2 million units in AllianceBernstein, an affiliate, which is included in Other invested assets, follows:

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                             2006
                                                      --------------------
                                                         (IN MILLIONS)

      Balance, beginning of year ...................   $      49.4
      Equity in net earnings........................           3.5
      Dividends received............................          (3.6)
                                                      --------------------
      Balance, End of Period........................   $      49.3
                                                      ====================



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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)

      Balance at December 31, 2005......................    $        0.7       $        0.2       $         0.9
        Paid guarantee benefits.........................            (1.9)               -                  (1.9)
        Other changes in reserve........................             1.8                0.2                 2.0
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2006.....................    $        0.6       $        0.4       $         1.0
                                                           ================   =================  =================

      Balance at December 31, 2004......................    $        1.0       $        0.1       $         1.1
        Paid guarantee benefits.........................            (2.6)               -                  (2.6)
        Other changes in reserve........................             2.3                0.1                 2.4
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2005.....................    $        0.7       $        0.2       $         0.9
                                                           ================   =================  =================


      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           -----------------
                                                             (IN MILLIONS)

      Balance at December 31, 2005........................  $        0.2
        Paid guarantee benefits...........................          (0.1)
        Other changes in reserve..........................           0.3
                                                           -----------------
      Balance at September 30, 2006.......................  $        0.4
                                                           =================

      Balance at December 31, 2004........................  $       (0.9)
        Paid guarantee benefits...........................          (0.1)
        Other changes in reserve..........................           1.3
                                                           -----------------
      Balance at September 30, 2005.......................  $        0.3
                                                           =================


      The September 30, 2006 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                RETURN
                                                  OF
                                                PREMIUM        RATCHET        ROLL-UP         COMBO           TOTAL
                                             ------------  --------------  -------------  -------------  --------------
                                                                           (IN MILLIONS)

      GMDB:
      -----
        Account values invested in:
          General Account..............     $     179      $      281           N/A      $      32       $      492
          Separate Accounts............     $     784      $    1,405           N/A      $     166       $    2,355
        Net amount at risk, gross......     $      10      $      193           N/A      $      43       $      246
        Net amount at risk, net of
          amounts reinsured............     $      10      $      129           N/A      $      -        $      139
        Average attained age of
          contractholders..............          61.5            61.5           N/A           60.6             61.5
        Percentage of contractholders
          over age 70..................          18.7%           16.8%          N/A           13.1%            17.4%
        Contractually specified
          interest return rates........           N/A             N/A           N/A            5.0%

      GMIB:
      -----
        Account values invested in:
          General Account..............           N/A             N/A      $     32            N/A       $       32
          Separate Accounts............           N/A             N/A      $    166            N/A       $      166
        Net amount at risk, gross......           N/A             N/A      $     -             N/A       $       -
        Net amount at risk, net of
          amounts reinsured............           N/A             N/A      $     -             N/A       $       -
        Weighted average years
          remaining until earliest
          annuitization................           N/A             N/A           5.8            N/A              5.8
        Contractually specified
          interest return rates........           N/A             N/A           5.0%           N/A


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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                  SEPTEMBER 30,      December 31,
                                                                                      2006               2005
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)

      GMDB:
      -----
         Equity................................................................   $    1,869        $    2,054
         Fixed income..........................................................          347               400
         Balanced..............................................................           56                62
         Other.................................................................           83                94
                                                                                 ----------------  ------------------
         Total.................................................................   $    2,355        $    2,610
                                                                                 ================  ==================

      GMIB:
      -----
         Equity................................................................   $      128        $      127
         Fixed income..........................................................           30                33
         Balanced..............................................................            3                 3
         Other.................................................................            5                 5
                                                                                 ----------------  ------------------
         Total.................................................................   $      166        $      168
                                                                                 ================  ==================

      C) Variable and Interest-Sensitive Life Insurance Policies - No Lapse
         ------------------------------------------------------------------
         Guarantee
         ---------

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At September 30, 2006 and December 31, 2005, MLOA had liabilities of $0.5 million and $0.1 million, respectively, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

5)    VALUE OF BUSINESS ACQUIRED

      The following table presents additional information relating to MLOA's VOBA asset as of September 30, 2006:

                                                   GROSS              LESS:              LESS:
                                                  CARRYING         ACCUMULATED         IMPACT OF
                                                   AMOUNT       AMORTIZATION (1)     RECAPTURE (2)          NET
                                              ----------------- ------------------ ----------------- ------------------
                                                                           (IN MILLIONS)

        VOBA...............................   $       416.5     $        (72.4)    $        (44.9)   $      299.2
                                              ================= ================== ================= ==================

      (1) Includes reactivity to unrealized investment gains and losses.
      (2) Relates to the December 31, 2005 and 2004 recaptures by USFL of universal life insurance contracts and level premium term insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

      For the third quarter and first nine months of 2006 and of 2005, total amortization expense related to VOBA was $12.5 million, $34.4 million, $8.5 million and $25.8 million, respectively. VOBA amortization is estimated to range between $27.0 million and $37.0 million annually through 2010.

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

      In STOCKLER, in March 2006, the case was dismissed by agreement of the parties. In September 2006, the last remaining putative class action was voluntarily dismissed without prejudice.

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

8)    RELATED PARTY TRANSACTIONS

      Under its respective service agreement with AXA Equitable Life Insurance Company ("AXA Equitable"), an affiliate, which is a wholly-owned subsidiary of AXA Financial, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $11.3 million, $39.7 million, $18.1 million and $68.4 million for the third quarter and first nine months of 2006 and of 2005, respectively. At September 30, 2006, MLOA reported a $1.7 million payable to AXA Equitable and at December 31, 2005 a $6.3 million receivable from AXA Equitable in connection with its service agreement.

      In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates. Expenses incurred by MLOA related to these agreements were $0.6 million, $1.7 million, $0.6 million and $2.1 million for the third quarter and first nine months of 2006 and of 2005, respectively. In addition, there was no intercompany payable related to these agreements at September 30, 2006 and December 31, 2005, respectively.

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

      MLOA's statements of operations include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

                                                                                       Three Months      Nine Months
                                                                                          Ended             Ended
                                                                                       September 30,    September 30,
                                                                                           2005              2005
                                                                                     ----------------- ---------------
                                                                                               (In Millions)
      REVENUES
      Universal life and investment-type policy fee income.......................     $           6.1  $         14.9
      Premiums...................................................................                 7.2            16.4
      Other income...............................................................                (3.3)           (0.4)
                                                                                     ----------------- ---------------
                                                                                                 10.0            30.9
                                                                                     ----------------- ---------------
      BENEFITS AND OTHER DEDUCTIONS
      Policyholders' benefits....................................................                 7.9            18.3
      Interest credited to policyholders' account balances.......................                 1.9             4.6
      Commissions................................................................                14.8            40.0
      Amortization of deferred policy acquisition costs and
         value of business acquired..............................................                 1.8             4.6
      Capitalization of deferred policy acquisition costs .......................               (14.7)          (35.0)
                                                                                     ----------------- ---------------
                                                                                                 11.7            32.5
                                                                                     ----------------- ---------------
      Loss Before Income Taxes...................................................     $          (1.7) $         (1.6)
                                                                                     ================= ===============

      At December 31, 2005, MLOA recorded a payable of $3.1 million to USFL in connection with the MODCO agreement.

      MLOA recognized losses of $(3.3) million and $(0.4) million for third quarter and first nine months of 2005, respectively, related to the change in value of the embedded derivative within the MODCO agreement with USFL. The embedded derivative asset was written off as of December 31, 2005 in connection with the termination of the MODCO agreement.

9)    STOCK-BASED COMPENSATION

      For third quarter and first nine months of 2006, MLOA recognized $0.3 million and $1.0 million, respectively, of compensation costs under SFAS No. 123(R) for employee stock options, including $0.2 million and $0.7 million, respectively, resulting from unvested awards at January 1, 2006.

      Prior to adoption of SFAS No. 123(R), AXA Financial Group, including MLOA, had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the statements of operations in third quarter and first nine months of 2005. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by MLOA under the fair-value-based method of SFAS No. 123. These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods, and do not include estimates of pre-vesting forfeitures.

                                                                           Three Months          Nine Months
                                                                              Ended                Ended
                                                                           September 30,        September 30,
                                                                              2005                  2005
                                                                         ------------------  ------------------
                                                                                     (In Millions)
       Net earnings as reported........................................  $         7.7       $         21.1
       Less: total stock-based employee compensation expense
          determined under fair value method, net of income taxes......           (0.6)                (1.9)
                                                                         ------------------  ------------------

       Pro Forma Net Earnings..........................................  $         7.1       $         19.2
                                                                         ==================  ==================

      As of September 30, 2006, approximately $1.4 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 2.1 years.

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

GENERAL

The following management narrative should be read taking into account the following significant changes to MLOA's operations: (1) in the fourth quarter of 2005, all MODCO reinsurance transactions relating to level term business issued on or subsequent to January 1, 2005 that took place between USFL and MLOA were unwound; (2) at December 31, 2005, USFL recaptured all of the universal life policies that had previously been assumed by MLOA. Following the MONY Companies' integration, MLOA ceased new sales of all life insurance and annuity products, except for certain variable and fixed annuities in limited markets, interest-sensitive whole life insurance and group term life insurance. In September 2006, MLOA introduced a new variable universal life insurance product.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Earnings before income taxes were $53.2 million for the first nine months of 2006, an increase of $24.9 million from earnings of $28.3 million before income taxes for first nine months of 2005. Net earnings were $36.7 million for the first nine months of 2006, up from net earnings of $21.1 million for the first nine months of 2005. Net earnings in the 2006 period included a gain on the disposal of discontinued operations of $1.1 million pre-tax ($0.7 million post-tax) due to the sale of real estate.

Revenues. Total revenues for the first nine months of 2006 decreased $33.3 million as compared to the first nine months of 2005.

Universal life and investment type policy fee income totaled $112.7 million for the first nine months of 2006, an $14.3 million decrease from for the first nine months of 2005, principally due the termination of the MODCO agreement with USFL attributable to the fourth quarter 2005 unwinding by USFL of all universal life policies issued subsequent to January 1, 2005.

Premiums totaled $38.4 million for the first nine months of 2006, an $18.7 million decrease from for the first nine months of 2005, principally due to a decrease in premiums assumed under the MODCO agreement with USFL attributable to the fourth quarter 2005 unwinding by USFL of all term life policies issued subsequent to January 1, 2005 and the cessation of new sales of certain life insurance and annuity products previously offered by MLOA.

Other income totaled $13.3 million for the first nine months of 2006, a $4.2 million decrease from the first nine months of 2005, primarily due to the increase in the value of the embedded derivative within the MODCO agreement with USFL recorded in 2005, which was terminated as of December 31, 2005, and a decrease in first year ceded commissions due to the cessation of new sales of certain life insurance and annuity products previously offered by MLOA.

Benefits and Other Deductions. Total benefits and other deductions for the first nine months of 2006 decreased $58.2 million to $215.8 million from $274.0 million for first nine months of 2005.

Policyholders' benefits decreased $21.5 million to $68.5 million for the first nine months of 2006 compared to the comparable 2005 period, principally due to better mortality on variable life and COLI products, the cessation of new sales of certain life insurance and annuity products offered by MLOA, the cessation of assumed benefits under the MODCO treaty with USFL attributable to the December 31, 2005 recapture of all of the universal life policies in force and the fourth quarter 2005 unwinding of the term life policies issued subsequent to January 1, 2005.

Compensation and benefits decreased $12.1 million to $21.4 million for the first nine months of 2006 from $33.5 million for the first nine months of 2005, principally due to a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable related to the cessation of new sales of certain life insurance and annuity products previously offered by MLOA.

Commissions decreased $68.2 million during the first nine months of 2006 to $22.5 million from $90.7 million for the first nine months of 2005, principally due to the absence of the reinsurance expense allowance paid to USFL as a result of the recapture by USFL on December 31, 2005 of all of the universal life policies in force and the fourth quarter 2005 unwinding by USFL of all of the term life policies issued subsequent to January 1, 2005 that had previously been assumed by MLOA under the MODCO agreement and a decrease in first year commissions due to the cessation of new sales of certain life insurance and annuity products previously offered by MLOA.

Amortization of DAC and VOBA increased $6.8 million to $42.1 million for the first nine months of 2006 principally due to the increase in VOBA amortization of $8.6 due to reactivity to better mortality offset by a decrease in DAC amortization of $1.8 million compared to the comparable 2005 period.

DAC capitalization of $20.5 million for the first nine months of 2006 decreased $68.2 million from $88.7 million in the first nine months of 2005, principally due to respective decreases of $60.4 million and $7.8 million in first year commissions and deferrable operating expenses due to the cessation of new sales of certain life insurance and annuity products previously offered by MLOA.

Other operating costs and expenses totaling $10.7 million for the first nine months of 2006 decreased by $21.9 million from $32.6 million for the first nine months of 2005 principally due a decrease in the cost of services provided to MLOA under its service agreement with AXA Equitable related to the cessation of new sales of certain life insurance and annuity products previously offered by MLOA.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, for the first nine months of 2006 decreased by $83.0 million from the first nine months of 2005 to $249.9 million. The decrease was attributable to a reduction in new sales of life insurance products of $12.7 million, renewals of life insurance products of $30.9 million and renewals of annuity products of $39.4 million.

Surrenders and Withdrawals. When totals for first nine months of 2006 are compared to first nine months of 2005, surrenders and withdrawals increased from $427.3 million to $580.9 million with respective increases of $52.7 million and $100.9 million reported for variable and interest-sensitive life and individual annuities. The annualized annuities surrender rate increased to 17.88% in the 2006 period from 12.95% in the 2005 period, while the variable and interest-sensitive life surrender rates showed an increase from 4.81% in the 2005 period to 8.07% in the 2006 period. The increase in surrenders on variable and interest-sensitive life is due to $72.4 million of COLI surrenders in the first nine months of 2006 compared to $25.4 million in the first nine months of 2005. Except for the large COLI surrender increase, the trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. There has been no change in MLOA's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.

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

Date: November 13, 2006      MONY LIFE INSURANCE COMPANY OF AMERICA

                             By:  /s/    Stanley B. Tulin
                                  ----------------------------------------------
                                  Name:    Stanley B. Tulin
                                  Title:   Vice Chairman of the Board and
                                            Chief Financial Officer

Date: November 13, 2006      By:  /s/    Richard S. Dziadzio
                                  ----------------------------------------------
                                  Name:    Richard S. Dziadzio
                                  Title:   Executive Vice President and
                                            Deputy Chief Financial Officer

Date: November 13, 2006      By:  /s/    Alvin H. Fenichel
                                  ----------------------------------------------
                                  Name:    Alvin H. Fenichel
                                  Title:   Senior Vice President and Controller