Form 10-K
period 2006-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2007-03-15
CIK 835357

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-K

    (Mark One)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       [X]           OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [ ]              SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to

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


        Registrant's telephone number, including area code (212) 554-1234

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
  ------------------------------    --------------------------------------------
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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                    Yes [ ]    No [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2006.

As of March 14, 2007, 2,500,000 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are incorporated by reference into Part I hereof.


                                                         TABLE OF CONTENTS


     Part I                                                                                              Page
     ------                                                                                              ----

     Item 1.             Business......................................................................  1-1
                         Overview......................................................................  1-1
                         Products......................................................................  1-1
                         Competition...................................................................  1-2
                         Regulation....................................................................  1-3
                         Employees.....................................................................  1-4
                         Parent Company................................................................  1-4
                         Other Information.............................................................  1-4
     Item 1A.            Risk Factors..................................................................  1A-1
     Item 1B.            Unresolved Staff Comments.....................................................  1B-1
     Item 2.             Properties....................................................................  2-1
     Item 3.             Legal Proceedings.............................................................  3-1
     Item 4.             Submission of Matters to a Vote of Security Holders*..........................  4-1

     Part II
     -------

     Item 5.             Market for Registrant's Common Equity, Related Stockholder Matters and
                           Issuer Purchases of Equity Securities.......................................  5-1
     Item 6.             Selected Financial Data*......................................................  6-1
     Item 7.             Management's Discussion and Analysis of Financial Condition and
                           Results of Operations ("Management Narrative")..............................  7-1
     Item 7A.            Quantitative and Qualitative Disclosures About Market Risk....................  7A-1
     Item 8.             Financial Statements and Supplementary Data...................................  FS-1
     Item 9.             Changes In and Disagreements With Accountants On Accounting and
                           Financial Disclosure........................................................  9-1
     Item 9A.            Controls and Procedures.......................................................  9A-1
     Item 9B.            Other Information.............................................................  9B-1

     Part III
     --------

     Item 10.            Directors and Executive Officers of the Registrant*...........................  10-1
     Item 11.            Executive Compensation*.......................................................  11-1
     Item 12.            Security Ownership of Certain Beneficial Owners and Management and
                           Related Stockholder Matters*................................................  12-1
     Item 13.            Certain Relationships and Related Transactions*...............................  13-1
     Item 14.            Principal Accounting Fees and Services........................................  14-1

     Part IV
     -------

     Item 15.            Exhibits, Financial Statement Schedules ......................................  15-1

     Signatures          ..............................................................................  S-1
     Index to Exhibits   ..............................................................................  E-1


     *Omitted pursuant to General Instruction I to Form 10-K

                           FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. MONY Life Insurance Company of America assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" and elsewhere in this report.

PART I, ITEM 1.

                                   BUSINESS(1)

OVERVIEW

MONY Life Insurance Company of America ("MLOA") is an Arizona stock life insurance company and a wholly owned subsidiary of MONY Life Insurance Company ("MONY Life"). MLOA's primary business is to provide life insurance and annuity products to both individuals and businesses. MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico. As of December 31, 2006, MLOA had approximately 220,000 insurance policies and annuity contracts in force.

MONY Life is an indirect wholly owned subsidiary of AXA Financial, Inc. ("AXA Financial") and AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

PRODUCTS

Prior to the MONY Acquisition, MLOA offered a broad portfolio of life insurance products consisting primarily of variable life and interest-sensitive life insurance products (including group interest-sensitive life insurance products). In addition, MLOA has offered whole life and a variety of term life insurance products. MLOA has also offered a variety of annuity products, such as variable annuities, fixed deferred annuities and payout annuities. For additional information regarding certain features of MLOA's variable annuity products, see
Note 6 of Notes to Financial Statements.

Variable life and variable annuity contractholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts. The investment options available to MLOA's variable life and variable annuity contractholders are comprised of the proprietary fund families of EQ Advisors Trust, AXA Premier VIP Trust and various non-proprietary fund families. MLOA's variable life insurance contracts had 115 investment options and MLOA's variable annuity contracts had 64 investment options as of December 31, 2006. Depending on the investment options available under the specific contract, variable contractholders may allocate their funds among a wide variety of these investment options.

In connection with the integration of the MONY Companies with AXA Financial, management evaluated the products sold by MLOA as part of an overall review of insurance products offered by AXA Equitable and AXA Financial's other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group. This evaluation resulted in the discontinuation by MLOA in 2005 of new sales of life insurance and annuity products, except for certain variable and fixed annuities in limited markets, interest-sensitive whole life insurance and group term life insurance. In 2006, MLOA launched a new variable life product that has been approved for sale in most states. Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which MLOA will issue new business.

DISTRIBUTION

MLOA's annuity and life insurance products are distributed through financial professionals associated with AXA Advisors, LLC, an affiliated broker-dealer, and AXA Network, LLC, an affiliated insurance agency. As of December 31, 2006, AXA Advisors, LLC and AXA Networks, LLC had approximately 5,968 financial professionals.

MLOA also distributes its products on a wholesale basis through AXA Distributors, LLC, AXA Financial Group's wholesale distribution company, to third-party broker-dealers and insurance brokerage general agencies.

--------
(1) As used in this Form 10-K, the term "AXA Financial Group" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 and its consolidated subsidiaries, including AXA Equitable Life Insurance Company ("AXA Equitable"). The term "MONY" refers to The MONY Group Inc., a Delaware corporation acquired by AXA Financial on July 8, 2004 that merged with and into AXA Financial on July 22, 2004 (the "MONY Acquisition"), and the term "MONY Companies" means MONY Life, MLOA, U.S. Financial Life Insurance Company and the other subsidiaries of MONY acquired by AXA Financial in the MONY Acquisition. The term "Separate Accounts" refers to the separate account investment assets of MLOA excluding the assets held in those separate accounts on which MLOA bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with MLOA's continuing operations.


                                      1-1

REINSURANCE

MLOA reinsures most of its variable life, interest-sensitive life and term life insurance policies on an excess of retention basis. In 2006, MLOA retained up to a maximum of $4 million of risk on single-life policies and up to a maximum of $6 million on second-to-die policies. For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $25 million of risk on single-life policies and up to a maximum of $30 million on second-to-die policies. For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is sought. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by MLOA in exchange for an agreed-upon premium. A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations. MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. MLOA is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.2% of the total policy life reserves of MLOA.

MLOA also continues to reinsure a percentage of its exposure on variable annuity products that provide guaranteed minimum income benefit ("GMIB") features and/or guaranteed minimum death benefit ("GMDB") features. At December 31, 2006, MLOA had fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 55.4% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2006.

MLOA does not assume reinsurance from any other insurance company. For additional information about reinsurance strategies implemented by MLOA, see
Note 7 of Notes to Financial Statements.

GENERAL ACCOUNT INVESTMENT PORTFOLIO. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2006:


                     MONY LIFE INSURANCE COMPANY OF AMERICA
                        GENERAL ACCOUNT INVESTMENT ASSETS
                                 CARRYING VALUE
                              (DOLLARS IN MILLIONS)

                                                    AMOUNT         % OF TOTAL
                                                 -----------      -------------
       Fixed maturities (1)..................    $   2,140.6              83.0%
       Mortgages.............................          219.2               8.5
       Other invested assets.................           53.4               2.1
       Policy loans..........................          105.1               4.1
       Cash and short-term investments (2)...           58.8               2.3
                                                 -----------      -------------
       Total.................................    $   2,577.1             100.0%
                                                 ===========      =============
      --------------------
(1) Includes net unrealized losses of $26.7 million on fixed maturities classified as available for sale. Fixed maturities includes approximately $73.7 million, net amortized cost of securities considered to be other than investment grade.
(2) Comprised of cash and short-term investments included within the "Cash and cash equivalent" caption on the balance sheet.

As part of MLOA's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of assets by the Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

COMPETITION

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products that have been provided by MLOA. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting MLOA's business are financial and claims-paying ratings; size; product quality, range, features/functionality

                                      1-2
and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; and reputation and quality of service.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 14, 2007 the financial strength or claims-paying rating of MLOA was "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with stable outlook), "Aa3" from Moody's Investors Service (4th highest of 22 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook).

REGULATION

STATE SUPERVISION. MLOA is licensed to transact insurance business in all states other than New York and is subject to extensive regulation and supervision by insurance regulators in these states and the District of Columbia and Puerto Rico. MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. MLOA is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of MLOA and may make occasional requests for particular information from MLOA. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For example, certain attorneys general and insurance commissioners have requested information from insurance companies regarding collusive bidding and revenue sharing practices and practices associated with replacements and exchanges of life insurance and annuities.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance. In 2006, MLOA did not make any shareholder dividend payments.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect MLOA. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before returning to 2001 law for the year 2011 and thereafter. Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes or significantly increasing exemption amounts and lowering rates. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products. These provisions, which were to expire after 2010, have now been made permanent. In 2003, reductions to income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates. While set to expire after 2010, there are proposals to extend or make such reduced rates permanent. Recently proposed Federal legislation and Treasury regulations relating to the creation of new tax-favored savings accounts and modifications to nonqualified deferred compensation and qualified plans (including tax sheltered annuities) could, to the extent enacted or adopted, adversely affect certain sales of life insurance as well as the attractiveness of certain qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals for the comprehensive overhaul of the Federal tax law which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. For example, in November 2005, The President's Advisory Panel on Federal Tax Reform announced its tax reform options that, if enacted by Congress, would make sweeping changes to many longstanding tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management believes that the enactment of these options into law in their current or similar form would adversely affect sales, funding and persistency of cash value life insurance and deferred annuity products. Management

                                      1-3
cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other proposals or legislation, if any, may be introduced or enacted relating to MLOA's business or what the effect of any such legislation might be.

SECURITIES LAWS. MLOA and certain policies and contracts offered by MLOA are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of MLOA's operations, and from time to time makes requests for particular information from MLOA. The SEC and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, issuance of cease-and-desist orders or other sanctions. Sales of variable insurance and annuity products are regulated by the SEC and the National Association of Securities Dealers (the "NASD"). The SEC, the NASD and other regulators have from time to time investigated certain sales practices involving certain sales of variable annuities and transactions in which an existing variable annuity is replaced by, or exchanged for, a new variable annuity. Certain Separate Accounts of MLOA are registered as investment companies under the Investment Company Act of 1940, as amended. Separate Account interests under certain annuity contracts and insurance policies issued by MLOA are also registered under the Securities Act of 1933, as amended.

PRIVACY OF CUSTOMER INFORMATION.

MLOA has adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. AXA Financial Group companies may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties. Violation of these laws and regulations may result in significant fines and remediation costs. Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

EMPLOYEES

MLOA has no employees. MLOA has service agreements with affiliates pursuant to which MLOA is provided services necessary to operate its business. For additional information, see Note 8 of Notes to Financial Statements.

PARENT COMPANY

AXA, the ultimate parent company of MLOA, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is one of the largest insurance groups in the world. AXA operates primarily in Western Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including in particular the Middle East and Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management and other financial services.

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

                                      1-4

PART I, ITEM 1A.

                                  RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This "Risk Factors" section provides a summary of some of the significant risks that could affect our business, financial condition or results of operations. In this section, the terms "we," "us" and "our" refer to MONY Life Insurance Company of America

EQUITY MARKET DECLINES AND VOLATILITY MAY ADVERSELY IMPACT OUR PROFITABILITY.

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

o Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts that provide guaranteed benefits would increase the size of our potential obligations related to such guaranteed benefits. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements;

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

AN OVERALL ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL POSITION.

An overall economic downturn could negatively affect the value of our portfolio investments, reduce new sales of our products and increase surrenders and withdrawals from our existing life insurance and annuity contracts. In particular, an overall

                                      1A-1
economic downturn could significantly affect the value of our portfolio investments since the majority of our portfolio is invested in bonds and mortgage loans that may suffer an increased default rate and may cause credit deterioration during such a downturn. Reductions in the value of our portfolio investments and reduced sales of our products coupled with increased surrenders and withdrawals from our existing contracts could adversely affect our revenues and financial position.

An overall economic downturn could also result in higher financing costs and could increase the cost of our hedging programs and other risk mitigation techniques that could result in certain of our products becoming less profitable. These circumstances may cause us to modify certain product features or to cease offering these products

OUR RESERVES COULD BE INADEQUATE DUE TO DIFFERENCES BETWEEN OUR ACTUAL EXPERIENCE AND MANAGEMENT'S ESTIMATES AND ASSUMPTIONS.

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

LOSSES DUE TO DEFAULTS, ERRORS OR OMISSIONS BY THIRD PARTIES, INCLUDING OUTSOURCING RELATIONSHIPS, COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

We also rely on third parties to whom we outsource certain technology platforms, information systems and administrative functions. If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage. Furthermore, losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could adversely impact our business and results of operations.

OUR REINSURANCE PROGRAMS MAY BE INADEQUATE TO PROTECT US AGAINST UNANTICIPATED LEVELS OF EXPOSURE OR LOSSES AND WE MAY INCUR LOSSES FROM OUR REINSURERS' FAILURE TO MEET THEIR OBLIGATIONS.

In the normal course of business, we seek to reduce risk through reinsurance programs. Under our reinsurance arrangements, other insurers assume a portion of the claims and related expenses on certain business we underwrite; however, we remain liable as the direct insurer on all risks we reinsure. These reinsurance arrangements do not eliminate our obligation to pay related claims and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers, our reinsurers may become financially unsound by the time their financial obligation to us becomes due. The inability of any reinsurer to meet its financial obligations to us could negatively impact our results of operations. See "Business - Reinsurance" and Note 7 of Notes to Financial Statements for additional information regarding our reinsurance arrangements.

OUR EARNINGS ARE IMPACTED BY DAC AND VOBA CALCULATIONS THAT ARE BASED ON ESTIMATES THAT ARE SUBJECT TO CHANGE.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred as DAC rather than expensed immediately. They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. Revisions to our estimates may result in an acceleration in DAC and VOBA amortization, which could negatively impact our earnings for the period in which the estimates are revised.

                                      1A-2

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

LEGAL AND REGULATORY ACTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESSES.

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

In addition to the litigation described above, examinations by Federal and state regulators and other governmental agencies could result in adverse publicity, sanctions, fines and other costs. At this time, management cannot predict what actions regulators may take or what the impact of such actions might be. Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters. For further information, see "Business - Regulation" .

WE MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT WE FACE INCREASED REGULATION, CHANGES IN REGULATIONS AND/OR HEIGHTENED REGULATORY SCRUTINY.

We are subject to extensive regulation and supervision by the insurance regulators in all states (other than New York), the District of Columbia and Puerto Rico. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. Federal and state regulators regularly propose new regulations or amend existing regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures. To the extent that the amount of regulatory scrutiny or the amount of regulation continues to increase, our costs of compliance will increase. Such increases in our compliance obligations could materially increase our costs and adversely affect our earnings. In addition, changes in the regulatory environment, including increased activism by state attorneys general, insurance commissioners and other regulators, could have a material adverse impact on our business and results of operations. For additional information, see "Business - Regulation".

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

CHANGES IN ACCOUNTING STANDARDS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial position. For information about recent accounting pronouncements, see Note 2 of Notes to Financial Statements.

                                      1A-3

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE OCCURRENCE OF A CATASTROPHE, INCLUDING A NATURAL OR MAN-MADE DISASTER.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes, could have an adverse effect on our business in several respects:

o We could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities;

o    The occurrence of a pandemic disease such as the Avian Influenza Virus
     (H5N1) could have a material adverse effect on our liquidity and operating results due to increased mortality and, in certain cases, morbidity rates.

o The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event which results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

o A terrorist attack on the financial services industry in the United States could have severe negative effects on our investment portfolio and disrupt our business operations. Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

ASSUMPTIONS AND MODELS USED IN OUR BUSINESS MAY LEAVE US EXPOSED TO UNIDENTIFIED OR UNANTICIPATED RISK.

Our business operations and risk management strategy rely on numerous assumptions and models. We are subject to the risk that our assumptions and models could be flawed or that errors in calculations could occur. As a result, these assumptions and models may not accurately predict future exposure.

                                      1A-4

PART I, ITEM 1B.

                            UNRESOLVED STAFF COMMENTS

                                      None


                                      1B-1

PART I, ITEM 2.

                                   PROPERTIES

MLOA does not lease or own space for its operations. Facilities are provided to MLOA for the conduct of its business pursuant to service agreements with affiliated companies. For additional information, see Note 8 of Notes to Financial Statements.



                                       2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 15 of Notes to Financial Statements for the year ended December 31, 2006 (Part II, Item 8 of this report) are incorporated herein by reference.


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

             Omitted pursuant to General Instruction I to Form 10-K.



                                       4-1

PART II, ITEM 5.

                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA's outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities. MLOA did not pay any shareholder dividends in 2006 or 2005. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.


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

GENERAL

The following discussion should be read taking into account the following significant changes to MLOA's operations: (1) in the fourth quarter of 2005, all MODCO reinsurance transactions relating to level term business issued on or subsequent to January 1, 2005 that took place between USFL and MLOA were unwound; and (2) at December 31, 2005, USFL recaptured all of the universal life policies that had previously been assumed by MLOA.

In connection with the integration of the MONY Companies with AXA Financial, management evaluated the products sold by MLOA as part of an overall review of insurance products offered by AXA Equitable and AXA Financial's other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group. This evaluation resulted in the 2005 discontinuation of sales of life insurance and annuity products, except for certain variable and fixed annuities in limited markets, interest-sensitive whole life insurance and group term life insurance. In 2006, MLOA launched a new variable universal life product that has been approved for sale in most states. Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which MLOA will issue new business.

The earnings narrative that follows discusses the results for 2006 compared to the 2005 results.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Earnings from continuing operations before income taxes were $56.7 million in 2006, a decrease of $1.3 million from the $58.0 million reported in 2005. Net earnings were $40.1 million in 2006 as compared to net earnings of $41.3 million in 2005. Net earnings in 2006 included a gain on disposal of discontinued operations of $1.1 million pre-tax ($0.7 million post-tax) due to the sale of real estate held-for-sale.

Revenues. Total revenues were $355.6 million in 2006, a decrease of $21.3 million as compared to 2005.

Universal life and investment-type policy fee income totaled $150.0 million in 2006, an $18.3 million decrease compared to 2005 that was principally due the absence of policy charges assumed under the MODCO agreement with USFL on all universal life policies that was unwound on December 31, 2005.

Benefits and Other Deductions. Total benefits and other deductions in 2006 decreased $20.0 million to $298.9 million from $318.9 million reported in 2005.

Interest credited to policyholders' account balances decreased $13.8 million to $86.1 million in 2006 compared to $99.9 million in 2005, principally due to lower general account balances and the absence of interest credited assumed under the MODCO agreement with USFL on all universal life policies that was unwound on December 31, 2005.

Compensation and other benefits decreased $6.0 million to $27.4 million in 2006 from $33.4 million reported in 2005, principally due to a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable. This decrease was related to the cessation of sales of certain life insurance and annuity products previously offered by MLOA.

Commissions decreased $36.2 million during 2006 to $36.7 million from $72.9 million in 2005, principally due to the absence of the reinsurance expense allowance paid under the MODCO agreement with USFL on all universal life policies prior to its being unwound on December 31, 2005 and a decrease in first year commissions due to the cessation of sales of certain life insurance and annuity products previously offered by MLOA.

                                      7-1

Amortization of DAC and VOBA increased $14.2 million to $55.4 million in 2006 principally due to the $11.9 million increase in VOBA amortization due to higher margins on the variable universal life and variable annuity products.

DAC capitalization totaled $27.2 million in 2006, a decrease of $50.9 million from $78.1 million in 2005. The lower capitalization was principally due to respective decrease of $41.6 million and $9.3 million in first year commissions and deferrable operating expenses due to the cessation of sales of certain life insurance and annuity products previously offered by MLOA.

Other operating costs and expenses totaling $16.5 million in 2006 decreased $21.5 million from the $38.0 million reported in 2005 principally due a decrease in the cost of services provided to MLOA under its service agreement with AXA Equitable related to the cessation of sales of certain life insurance and annuity products previously offered by MLOA.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products, excluding reinsurance assumed under the MODCO treaty with USFL, in 2006 decreased by $90.6 million to $329.9 million. The decrease was attributable to $12.6 million lower first year sales of life insurance products and lower renewals of life insurance and annuity products of $34.8 million and $43.2 million, respectively.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $651.6 million in 2005 to $769.9 million in 2006 due to the $131.8 million increase in individual annuities surrenders and withdrawals offset by a $13.5 million decrease for variable and interest-sensitive life products. The annualized annuities surrender rate increased to 18.1% in 2006 from 13.2% in 2005, while the variable and interest-sensitive life surrender rates decreased from 8.92% in 2005 to 8.27% in 2006. The decrease in surrenders on variable and interest-sensitive life due to lower COLI surrenders, $98.8 million in 2006 compared to $122.6 million in 2005. When the impact of the COLI surrenders is excluded, the trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

LIQUIDITY AND CAPITAL RESOURCES

MLOA's principal sources cash flows are premiums and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities, and other General Account Investment Assets and capital contributions from MONY Life.

MLOA's liquidity requirements principally relate to the payment of benefits under its various life insurance and annuity products cash payments in connection with policy surrenders, withdrawals and loans and payment of its operating expenses, including debt service on its note payable to an affiliate.

Sources of Liquidity. MLOA's primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2006, this asset pool included an aggregate of $55.5 million in highly liquid short-term investments, as compared to $126.3 million at December 31, 2005. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA's liquidity needs.

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

SUPPLEMENTARY INFORMATION

At December 31, 2006, MLOA had a $30.6 million, 6.8% note payable outstanding with MONY Benefits Management Corp. ("MBMC"), an affiliate, which matures on March 5, 2014. Principal and interest are payable quarterly to MBMC.

A schedule of future payments under certain of MLOA's contractual obligations follows:
                                      7-2

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2006
                                  (IN MILLIONS)

                                                                                PAYMENTS DUE BY PERIOD
                                                               ----------------------------------------------------------------
                                                                    LESS THAN                                       OVER
                                                   TOTAL             1 YEAR       1 - 3 YEARS     4 - 5 YEARS      5 YEARS
                                               --------------- ----------------  -------------   -------------- ---------------
Contractual obligations:
   Policyholders liabilities - policyholders'
     account balances, future policy benefits
     and other policyholders liabilities (1).. $   4,125.6     $     228.2       $    378.9      $  377.7       $   3,140.8
   Note payable to affiliate..................        30.6             3.4              7.5           8.6              11.1
                                               --------------- ----------------  -------------   -------------- ---------------

     Total Contractual Obligations............ $   4,156.2     $     231.6       $    386.4      $  386.3       $   3,151.9
                                               =============== ================  =============   ============== ===============

(1) Policyholders liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the MLOA experience and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These amounts are undiscounted and, therefore, exceed the Policyholders' account balances and Future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere herein. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates (see "Critical Accounting Estimates - Future Policy Benefits"). Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

Interest on the note payable to affiliate will be approximately $2.0 million, $1.7 million, $1.5 million, $1.2 million and $1.0 million in 2007, 2008, 2009, 2010 and 2011, respectively.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2006 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages. Information on these contingent commitments can be found in Notes 5, 8 and 15 of Notes to Financial Statements.

Further, MLOA is exposed to potential risk related to its own ceded reinsurance agreements with other insurers and to insurance guaranty fund laws in 49 states (excluding New York), the District of Columbia and Puerto Rico. Under these laws, insurers doing business in these states can be assessed amounts up to prescribed limits to protect policyholders of companies that become impaired or insolvent.

CRITICAL ACCOUNTING ESTIMATES

MLOA's management narrative is based upon MLOA's financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, MLOA evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits and related expenses. MLOA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

MLOA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

                                      7-3

Investments - MLOA records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Identifying those situations requires management's careful consideration of the facts and circumstances including, but not limited to, the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as MLOA's ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value. The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

Recognition of Insurance Income and Related Expenses - Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on universal life and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization of policy acquisition costs. Trends in the general population and MLOA's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC and VOBA - For universal life and investment-type contracts, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised. Additionally, the level of operating expenses that can be deferred is another significant factor in MLOA's reported profitability in any given period. VOBA was recorded in conjunction with the MONY Acquisition and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

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

Pension Cost - Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 8 of Notes to Financial Statements). Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits. Each cost component is based on the affiliated companies' best estimate of long-term actuarial and investment return assumptions. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

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

Share-based and Other Compensation Programs - Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 8 of Notes to Financial Statements). Prior to the adoption of SFAS No. 123(R) on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date. Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares. In connection with the adoption of SFAS No. 123(R), AXA Financial Group began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period. Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

                                      7-4

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

MLOA's assets with interest rate risk include fixed maturities and mortgage loans that make up 89.4% of the carrying value of General Account Investment Assets at December 31, 2006. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2006 and 2005 would have on the fair value of fixed maturities and mortgage loans:


                                                               DECEMBER 31,  2006                    December 31, 2005
                                                      ------------------------------------  ---------------------------------
                                                                          BALANCE AFTER                      Balance After
                                                           FAIR             +100 BASE           Fair           +100 Base
                                                           VALUE           POINT CHANGE         Value         Point Change
                                                      -----------------  -----------------  --------------- -----------------
                                                                                   (IN MILLIONS)
    Fixed maturities................................  $    2,140.6       $    2,039.8       $   2,035.6      $   1,937.0
    Mortgage loans on real estate...................         220.0              212.7             291.3            280.4
                                                      -----------------  -----------------  --------------- -----------------
          Total.....................................  $    2,360.6       $    2,252.5       $   2,326.9      $   2,217.4
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

At years end 2006 and 2005, the aggregate carrying value of policyholders' liabilities were $2,413.0 million and $2,485.0 million, respectively, including $870.3 million and $971.5 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2006 and 2005 were $897.7 million and $1,039.1 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $964.4 million and $1,131.6 million, respectively. Those investment contracts represent only a portion of total policyholders' liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders' liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of MLOA's operations, including investment decisions, product development and determination of crediting rates. As part of the risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to MLOA with respect to interest rate movements of 100 basis points from year-end 2006 levels.

                                      7A-1

PART II, ITEM 8.



                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                     MONY LIFE INSURANCE COMPANY OF AMERICA


     Report of Independent Registered Public Accounting Firm......................................................   F-1
     Financial Statements:
       Balance Sheets, December 31, 2006 and December 31, 2005....................................................   F-2
       Statements of Operations, Years Ended December 31, 2006 (Successor) and 2005 (Successor),
          Six months Ended December 31, 2004 (Successor) and Six Months Ended June 30, 2004 (Predecessor).........   F-3
       Statements of Shareholder's Equity, Years Ended December 31, 2006, 2005 and 2004...........................   F-4
       Statements of Cash Flows, Years Ended December 31, 2006 (Successor) and 2005 (Successor),
          Six Months Ended December 31, 2004 (Successor) and Six Months Ended June 30, 2004 (Predecessor).........   F-5
       Notes to Financial Statements..............................................................................   F-7

     Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.....................   F-29
     Financial Statement Schedules:
        Schedule I - Summary of Investments - Other Than Investments in Related Parties, December 31, 2006........   F-30
        Schedule IV - Reinsurance, Years Ended December 31, 2006 (Successor) and 2005 (Successor),
          Six Months Ended December 31, 2004 (Successor) and Six Months Ended June 30, 2004 (Predecessor).........   F-31


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MONY Life Insurance Company of America

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the six months ended December 31, 2004 and the six (predecessor) months ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Financial Statements, the Company changed its method of accounting for share-based compensation on January 1, 2006, for defined benefit pension and other postretirement plans on December 31, 2006 and for certain nontraditional long-duration contracts and separate accounts on January 1, 2004.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2007

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                 BALANCE SHEETS

                                                                                              DECEMBER 31,      December 31,
                                                                                                  2006              2005
                                                                                            ----------------- ------------------
                                                                                                      (IN MILLIONS)
ASSETS
Investments:
   Fixed maturities available for sale, at estimated fair value...........................  $      2,140.6        $   2,035.6
   Mortgage loans on real estate..........................................................           219.2              290.2
   Policy loans...........................................................................           105.1               96.3
   Other invested assets..................................................................            53.4               54.8
                                                                                            -----------------    ------------
       Total investments..................................................................         2,518.3            2,476.9
Cash and cash equivalents.................................................................            58.8              129.7
Amounts due from reinsurers...............................................................           136.2              106.2
Deferred policy acquisition costs.........................................................           123.0              106.8
Value of business acquired................................................................           287.7              328.2
Other assets..............................................................................            30.6               29.5
Separate Accounts' assets.................................................................         3,289.0            3,485.1
                                                                                            -----------------    ------------

Total Assets .............................................................................  $      6,443.6       $    6,662.4
                                                                                            =================    ============
LIABILITIES
Policyholders' account balances...........................................................  $      2,057.6       $    2,175.9
Future policy benefits and other policyholders liabilities................................           355.4              309.1
Other liabilities.........................................................................            48.3               47.4
Note payable to affiliate.................................................................            30.6               33.8
Income taxes payable......................................................................            64.9               50.6
Separate Accounts' liabilities............................................................         3,289.0            3,485.1
                                                                                            -----------------    ------------
       Total liabilities..................................................................  $      5,845.8       $    6,101.9

Commitments and contingent liabilities (Notes 5, 9, 14 and 15)

SHAREHOLDER'S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
   2.5 million issued and outstanding.....................................................             2.5                2.5
Capital in excess of par value............................................................           498.5              495.8
Retained earnings.........................................................................           107.9               67.8
Accumulated other comprehensive loss......................................................           (11.1)              (5.6)
                                                                                            -----------------    ------------
       Total shareholder's equity.........................................................           597.8              560.5
                                                                                            -----------------    ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY................................................  $      6,443.6       $    6,662.4
                                                                                            =================    ============






                       See Notes to Financial Statements.

              MONY LIFE INSURANCE COMPANY OF AMERICA
                     STATEMENTS OF OPERATIONS

                                                                 YEAR             Year               Six                Six
                                                                 ENDED            Ended          Months Ended      Months Ended
                                                              DECEMBER 31,     December 31,       December 31,       June 30,
                                                                 2006              2005              2004              2004
                                                             -------------     ------------      ------------      -------------
                                                             (SUCCESSOR)       (Successor)       (Successor)       (Predecessor)
                                                                                      (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee
   income.................................................   $    150.0        $     168.3        $    80.8         $   82.7
Premiums..................................................         49.9               53.8             85.0             77.4
Net investment income.....................................        141.4              135.0             62.8             64.3
Investment losses, net....................................         (1.2)              (2.2)            (4.6)            (0.7)
Other income..............................................         15.5               22.0             26.7              7.4
                                                             -------------     ------------      ------------      -------------
       Total revenues.....................................        355.6              376.9            250.7            231.1

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits...................................         98.1               99.5             91.2             80.8
Interest credited to policyholders' account balances......         86.1               99.9             50.0             54.1
Compensation and other benefits...........................         27.4               33.4             32.1             45.8
Commissions...............................................         36.7               72.9             76.5             85.5
Interest expense..........................................          2.2                1.6              1.3              1.3
Amortization of deferred policy acquisition costs and
   value of business acquired.............................         55.4               41.2             22.4             34.7
Capitalization of deferred policy acquisition costs ......        (27.2)             (78.1)           (87.5)           (93.8)
Rent expense..............................................          3.7               10.5              3.0              9.8
Other operating costs and expenses........................         16.5               38.0             22.8             38.2
                                                             -------------     ------------      ------------      -------------
        Total benefits and other deductions...............        298.9              318.9            211.8            256.4
                                                             -------------     ------------      ------------      -------------
Earnings (loss) from continuing operations
   before income taxes....................................         56.7               58.0             38.9            (25.3)
Income tax (expense) benefit..............................        (17.3)             (16.7)           (12.4)            10.5
                                                             -------------     ------------      ------------      -------------
Earnings (loss) from continuing operations................         39.4               41.3             26.5            (14.8)
Gain on disposal of discontinued operations,
   net of income taxes....................................          0.7                  -                -                -
Cumulative effect of accounting change,
   net of income taxes....................................            -                  -                -              3.8
                                                             -------------     ------------      ------------      -------------
Net Earnings (Loss).......................................   $     40.1        $      41.3        $    26.5        $   (11.0)
                                                             =============     ============      ============      =============

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                                     ACCUMULATED
                                                                         CAPITAL                        OTHER             TOTAL
                                                         COMMON         IN EXCESS      RETAINED      COMPREHENSIVE     SHAREHOLDER'S
                                                         STOCK           OF PAR        EARNINGS       INCOME(LOSS)        EQUITY
                                                       -----------     ------------- -------------- ---------------  --------------
                                                                                    (IN MILLIONS)
Predecessor balance, January 1, 2004.................  $     2.5       $  599.7     $    139.2     $     24.2       $     765.6
Comprehensive loss:
      Net loss.......................................         -             -            (11.0)           -               (11.0)
      Other comprehensive loss.......................         -             -              -            (11.4)            (11.4)
                                                                                                                     --------------
            Comprehensive loss.......................                                                                     (22.4)
                                                       -----------     ------------- -------------- ---------------  --------------
Predecessor balance, June 30, 2004...................        2.5          599.7          128.2           12.8             743.2
Effect of push-down accounting of AXA Financial's
   purchase price on net assets......................         -          (153.0)        (128.2)         (12.8)           (294.0)
                                                       -----------     ------------- -------------- ---------------  --------------
Successor balance, July 1, 2004......................        2.5          446.7            -              -               449.2
Capital contributions................................         -            49.1            -              -                49.1
Comprehensive income:
      Net earnings...................................         -             -             26.5            -                26.5
      Other comprehensive income.....................         -             -              -             14.9              14.9
                                                                                                                     --------------
            Comprehensive income.....................                                                                      41.4
                                                       -----------     ------------- -------------- ---------------  --------------
Successor balance, December 31, 2004.................        2.5          495.8           26.5           14.9             539.7
Comprehensive income:
      Net earnings...................................         -             -             41.3            -                41.3
      Other comprehensive loss.......................         -             -              -            (20.5)            (20.5)
                                                                                                                     --------------
            Comprehensive income.....................                                                                      20.8
                                                       -----------     ------------- -------------- ---------------  --------------
Successor balance, December 31, 2005.................        2.5          495.8           67.8           (5.6)            560.5
Share-based programs.................................         -             2.7            -              -                 2.7
Comprehensive income:
      Net earnings...................................         -             -             40.1            -                40.1
      Other comprehensive loss.......................         -             -              -             (5.5)             (5.5)
                                                                                                                     --------------
        Comprehensive income.........................                                                                      34.6
                                                       -----------     ------------- -------------- ---------------  --------------
Successor balance, December 31, 2006.................  $     2.5       $  498.5      $   107.9      $   (11.1)       $    597.8
                                                       ===========     ============= ============== ===============  ==============

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS


                                                                        YEAR           Year          Six Months      Six Months
                                                                       ENDED           Ended            Ended           Ended
                                                                    DECEMBER 31,    December 31,     December 31,      June 30,
                                                                        2006           2005             2004            2004
                                                                   -------------   -------------    -------------  -------------
                                                                    (SUCCESSOR)      (Successor)      (Successor)  (Predecessor)
                                                                                            (IN MILLIONS)
Net earnings (loss)................................................  $      40.1    $    41.3       $    26.5       $   (11.0)
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Interest credited to policyholders' account balances..........         86.1         99.9            50.0            54.1
     Universal life and investment-type product policy fee income..       (150.0)      (168.3)          (80.8)          (82.7)
     Change in accrued investment income...........................         (0.7)        (1.8)           (3.0)            4.7
     Investment losses, net .......................................          1.2          2.2             4.6             0.7
     Change in deferred policy acquisition costs and
       value of business acquired..................................         28.2        (36.9)          (65.1)          (60.8)
     Change in future policy benefits..............................         25.7         67.5            (5.3)           (1.7)
     Change in other policyholders liabilities.....................         17.0        (10.0)            6.4            (1.5)
     Change in other income tax payable............................         17.3         16.7            12.4           (10.5)
     Provision for depreciation and amortization...................         12.1         14.1             7.9             1.5
     Cumulative effect of the adoption of SOP 03-1.................          -            -               -              (5.9)
     Gain on disposal of discontinued operations...................         (0.7)         -               -               -
     Gain on recapture from reinsurance from USFL..................          -           (0.6)           (9.0)            -
     Dividend from AllianceBernstein units.........................          4.8          3.8             -               -
     Other, net....................................................        (16.3)       (26.7)          (32.8)           59.6
                                                                     -------------   -------------  -------------   -----------

Net cash provided by (used in) operating activities................         64.8          1.2           (88.2)          (53.5)
                                                                     -------------   -------------  -------------   -----------

Cash flows from investing activities:
  Sales, maturities or repayments of investments:
    Fixed maturities...............................................        270.8        173.5           188.7           431.5
    Mortgage loans on real estate..................................         87.5        100.8            93.8            43.0
    Other invested assets..........................................          2.7          -               4.3             0.1
  Purchases of investments:
    Fixed maturities...............................................       (398.7)      (348.0)         (473.1)         (272.4)
    Mortgage loans on real estate..................................        (16.1)       (18.1)          (18.7)          (66.1)
    Other invested assets..........................................         (1.5)        (0.1)           (0.4)           (0.2)
    Policy loans, net..............................................         (8.9)        (3.3)           (3.9)           (3.0)
                                                                     -------------   -------------  -------------   -----------

Net cash (used in) provided by investing activities................        (64.2)       (95.2)         (209.3)          132.9
                                                                     -------------   -------------  -------------   -----------

                       See Notes to Financial Statements.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                        YEAR          Year          Six Months      Six Months
                                                                       ENDED          Ended            Ended           Ended
                                                                    DECEMBER 31,   December 31,     December 31,      June 30,
                                                                        2006          2005             2004            2004
                                                                    -------------  -------------  -------------    ------------
                                                                     (SUCCESSOR)    (Successor)     (Successor)    (Predecessor)
                                                                                           (IN MILLIONS)
    Cash flows from financing activities:
      Policyholders' account balances:
         Deposits.................................................  $    392.9     $    521.4     $    284.6      $    477.8
         Withdrawals from and transfers to Separate Accounts......      (463.9)        (505.7)        (196.9)         (337.1)
      Repayment of note to affiliate..............................        (3.2)          (3.0)          (1.4)           (1.4)
      Proceeds received from recapture of reinsurance with USFL...         -             12.2           10.4             -
      Other, net..................................................         2.7            -              -               -
                                                                    -------------  -------------  -------------   --------------

    Net cash (used in) provided by financing activities...........       (71.5)          24.9           96.7           139.3
                                                                    -------------  -------------  -------------   --------------

    Change in cash and cash equivalents...........................       (70.9)         (69.1)        (200.8)          218.7
    Cash and cash equivalents, beginning of period................       129.7          198.8          399.6           180.9
                                                                    -------------  -------------  -------------   --------------

    Cash and Cash Equivalents, End of Period......................  $     58.8     $    129.7     $    198.8      $    399.6
                                                                    =============  =============  =============   ==============

    Supplemental cash flow information:
      Interest Paid...............................................  $      2.2     $      2.4     $      1.3      $      1.3
                                                                    =============  =============  =============   ==============
      Income Taxes Refunded.......................................  $       -      $       -      $    (48.2)     $      -
                                                                    =============  =============  =============   ==============
    Schedule of non-cash financing activities:
      Capital Contribution of AllianceBernstein Units
         from MONY Life...........................................  $       -      $       -      $     49.1      $      -
                                                                    =============  =============  =============  ===============
      Share-based Programs........................................  $      2.7     $       -      $      -        $      -
                                                                    =============  =============  =============  ===============
      Transfer of Bonds from USFL Due to Recapture of
         Reinsurance with USFL (Note 8)...........................  $       -      $       -      $     84.6      $      -
                                                                    =============  =============  =============  ===============

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

      On July 8, 2004, the acquisition of The MONY Group Inc. ("MONY") by AXA Financial (the "MONY Acquisition") was completed and, under the terms of the related merger agreement, AXA Financial paid or made provisions to pay MONY shareholders approximately $1.5 billion in cash, representing $31.00 for each share of MONY's common stock. MONY shareholders also received a dividend from MONY totaling $0.34755 per share.

      The MONY Acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with the acquisition, MLOA adjusted the cost basis of its assets and liabilities to fair value on the acquisition date (the "Purchase Adjustments"). References in these financial statements to "Predecessor" refer to MLOA prior to July 1, 2004. References to "Successor" refer to MLOA on and after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments. For accounting purposes (due to convenience and immateriality of the results of MONY and its subsidiaries from July 1 through July 8), AXA Financial has consolidated MONY and its subsidiaries and reflected its results from July 1, 2004 in its consolidated statements of earnings and consolidated cash flows. MLOA's activity for the period from July 1, 2004 through July 8, 2004 is therefore included in the Successor's statement of operations and excluded from the Predecessor's statement of operations. The Predecessor's statement of operations is presented using MLOA's historical basis of accounting.

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

2)    SIGNIFICANT ACCOUNTING POLICIES

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

      The terms "full year 2006" and "full year 2005" refers to the year ended December 31, 2006 and 2005, respectively. The terms "six months ended December 31, 2004" and "six months ended June 30, 2004" refer to the 2004 Successor and Predecessor periods, respectively. References to "Successor" refer to MLOA on or after July 1, 2004, after giving effect to the implementation of the Purchase Adjustments recorded in connection with the MONY Acquisition. Certain reclassifications have been made in the amounts presented for prior periods to conform to the current presentation.

      Accounting Changes
      ------------------

      Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services and employee benefits, provided on its behalf.

      On December 31, 2006, AXA Financial Group implemented SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," requiring employers to recognize the over or under funded status of such benefit plans as an asset or liability in the balance sheet for reporting periods ending after December 15, 2006 and to recognize subsequent changes in that funded status as a component of other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the projected benefit obligation for pension plans or the benefit obligation for any other postretirement plan. SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings. However, its requirements represent a significant change to previous accounting guidance that generally delayed recognition of certain changes in plan assets and benefit obligations in the balance sheet and only required disclosure of the complete funded status of the plans in the notes to the financial statements.

      SFAS No. 158 imposes an additional requirement, effective for fiscal years ending after December 15, 2008, to measure plan assets and benefit obligations as of the date of the employer's year-end balance sheet, thereby eliminating the option to elect an earlier measurement date alternative of not more than three months prior to that date, if used consistently each year. This provision of SFAS No. 158 will have no impact on AXA Financial Group as it already uses a December 31 measurement date for all of its plan assets and benefits obligations. The adoption of SFAS No. 158 did not have an impact on MLOA's results of operations or financial position.

      On January 1, 2006, AXA Financial Group, including MLOA, adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". To effect its adoption, AXA Financial Group elected the "modified prospective method" of transition. Under this method, prior-period results were not restated. Prior to the adoption of SFAS No. 123(R), AXA Financial Group, including MLOA, had elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares, and various other cash-settled programs such as stock appreciation rights. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, MLOA's earnings before income taxes and net earnings for 2006 were $2.7 million and $1.7 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

      Under the modified prospective method, AXA Financial Group applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006. In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006, that prior to adoption of SFAS No. 123(R) would have been reflected by MLOA only in pro forma disclosures, were recognized in MLOA's statements of operations over the awards' remaining future service/vesting periods. Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value. The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

      On January 1, 2006, MLOA adopted the provisions of SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. The adoption of SFAS No. 154 did not have an impact on MLOA's results of operations or financial position.

      Effective January 1, 2004, MLOA adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in MLOA's accounting policies relating to (a) liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts issued by MLOA, and (b) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

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

      On July 13, 2006, the FASB issued its Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes," to clarify the criteria used to recognize and measure the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is "more likely than not" to be sustained assuming examination by the taxing authority, based on the technical merits of the position. Tax positions meeting the recognition criteria are required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement and, accordingly, requires consideration of the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, thereby requiring application of its provisions, including the threshold criteria for recognition, to all tax positions of MLOA as at January 1, 2007. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. Management is currently assessing the potential impacts of adoption of FIN 48.

      On September 19, 2005, the AICPA released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related deferred policy acquisition costs ("DAC"), VOBA and other related balances must be written off. The SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted, and disclosure of the pro forma effects of retroactive application or the pro forma effect on the year of adoption is not required. The adoption of SOP 05-1 is not expected to have a material impact on MLOA's results of operations or financial position.

      Investments
      -----------

      The carrying values of fixed maturities identified as available for sale are reported at estimated fair value. Changes in estimated fair value are reported in comprehensive income. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary. The redeemable preferred stock investments reported in fixed maturities include real estate investment trust ("REIT") perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

      Partnerships and joint venture interests in which MLOA has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet FIN 46(R), "Consolidation of Variable Interest Entities, Revised," requirements for consolidation are consolidated; those in which MLOA does not have control and a majority economic interest and those that do not meet FIN 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with Equity real estate or Other equity investments, as appropriate.

      Equity securities include common stock classified as available for sale securities are carried at estimated fair value and are included in Other invested assets.

      Units held in AllianceBernstein L.P. ("AllianceBernstein") are carried on the equity method and reported in Other invested assets.

      Short-term investments are stated at amortized cost that approximates fair value and are included in Other invested assets.

      Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

      All securities owned including U.S. government and agency securities and mortgage-backed securities are recorded in the financial statements on a trade date basis.

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

      Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by MLOA are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to DAC and VOBA related to universal life and investment-type products.

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

      Certain financial instruments are excluded from fair value disclosures, particularly insurance liabilities other than financial guarantees and investment contracts.

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

      VOBA, which arose from the MONY Acquisition, was established in accordance with business combination purchase accounting guidance. VOBA is the actuarially determined present value of estimated future gross profits of insurance contracts in force at the date of the acquisition. VOBA is amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract using the methods described below as applicable. VOBA is subject to loss recognition testing at the end of each accounting period.

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

      A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.92% net of product weighted average Separate Account fees) and 0% (-2.08% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5-year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. As of December 31, 2006, current projections of future average gross market returns assume a 0.5% return for 2007, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 7 quarters.

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

      For reinsurance contracts, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

      For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on MLOA's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.0% to 6.0% for life insurance liabilities and from 3.0% to 6.75% for annuity liabilities.

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

      The investment results of Separate Accounts on which MLOA does not bear the investment risk are reflected directly in Separate Accounts' liabilities and are not reported in revenues in the statements of operations. For the years ended December 31, 2006, 2005 and 2004, investment results of such Separate Accounts were gains of $358.6 million, $197.5 million and $371.2 million, respectively.

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

      Discontinued operations include real estate held-for-sale.

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

      Real estate held-for-sale is included in the Other assets line in the balance sheets. The results of operations for real estate held-for-sale in each of the three years ended December 31, 2006 were not significant.

3)    INVESTMENTS

      Fixed Maturities
      ----------------

      The following table provides additional information relating to fixed maturities.

                                                                      GROSS              GROSS
                                                  AMORTIZED         UNREALIZED         UNREALIZED         ESTIMATED
                                                    COST              GAINS              LOSSES          FAIR VALUE
                                               --------------    ---------------    ----------------   --------------
                                                                           (IN MILLIONS)
        DECEMBER 31, 2006
        -----------------
        Fixed Maturities:
          Available for Sale:
            Corporate......................... $     1,869.0     $        6.7       $       31.1       $    1,844.6
            Mortgage-backed...................          20.2              -                  -                 20.2
            U.S. Treasury, government
              and agency securities...........         138.5              0.4                0.5              138.4
            States and political
              subdivisions....................           1.1              -                  -                  1.1
            Foreign governments...............           4.1              -                  0.1                4.0
            Redeemable preferred stock........         134.4              1.4                3.5              132.3
                                               --------------    ---------------    ----------------   --------------
              Total Available for Sale........ $     2,167.3     $        8.5       $       35.2       $    2,140.6
                                               ==============    ===============    ================   ==============

        December 31, 2005
        -----------------
        Fixed Maturities:
          Available for Sale:
            Corporate......................... $     1,843.9     $        9.3       $       23.4       $    1,829.8
            Mortgage-backed...................          24.9              0.3                -                 25.2
            U.S. Treasury, government
              and agency securities...........          92.3              0.4                0.5               92.2
            States and political
              subdivisions....................           1.1              -                  -                  1.1
            Foreign governments...............          10.2              0.1                0.1               10.2
            Redeemable preferred stock........          77.6              1.1                1.6               77.1
                                               --------------    ---------------    ----------------   --------------
              Total Available for Sale........ $     2,050.0     $       11.2       $       25.6       $    2,035.6
                                               ==============    ===============    ================   ==============

      For publicly traded fixed maturities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, MLOA determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2006 and 2005, securities without a readily ascertainable market value having an amortized cost of $534.7 million and $527.1 million, respectively, had estimated fair values of $529.6 million and $527.0 million, respectively.

      The contractual maturity of bonds at December 31, 2006 is shown below:

                                                                                      AVAILABLE FOR SALE
                                                                              ------------------------------------
                                                                                 AMORTIZED          ESTIMATED
                                                                                   COST             FAIR VALUE
                                                                              ----------------   -----------------
                                                                                         (IN MILLIONS)
      Due in one year or less..............................................    $       99.8       $       99.3
      Due in years two through five........................................           495.7              489.4
      Due in years six through ten.........................................         1,131.7            1,116.4
      Due after ten years..................................................           285.5              283.0
                                                                              ----------------   -----------------
         Subtotal..........................................................         2,012.7            1,988.1
      Mortgage-backed securities...........................................            20.2               20.2
                                                                              ----------------   -----------------
      Total................................................................    $    2,032.9       $    2,008.3
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

      The following table discloses fixed maturities (224 issues) that have been in a continuous unrealized loss position for less than a twelve-month period and greater than a twelve month period as of December 31, 2006:


                                          LESS THAN 12 MONTHS            12 MONTHS OR LONGER                 TOTAL
                                     -----------------------------   ---------------------------    ----------------------------
                                                         GROSS                         GROSS                          GROSS
                                        ESTIMATED     UNREALIZED       ESTIMATED     UNREALIZED       ESTIMATED     UNREALIZED
                                       FAIR VALUE       LOSSES        FAIR VALUE       LOSSES        FAIR VALUE       LOSSES
                                      ------------   -------------   ------------   ------------    ------------   -------------
                                                                           (IN MILLIONS)
       Fixed Maturities:
         Corporate..................  $      430.5   $       4.8     $    914.3     $     26.3      $  1,344.8     $     31.1
         U.S. Treasury,
           government and agency
           securities...............          20.6           -             49.4            0.5            70.0            0.5
         States and political
           subdivisions.............           -             -              1.1            -               1.1            -
         Foreign governments........           2.1           -              2.0            0.1             4.1            0.1
         Redeemable
           preferred stock..........           7.3           0.1           76.8            3.4            84.1            3.5
                                      ------------   -------------   ------------   ------------    ------------   -------------

       Total Temporarily
         Impaired Securities .......  $      460.5   $       4.9     $  1,043.6     $     30.3      $  1,504.1     $     35.2
                                      ============   =============   ============   ============    ============   =============


      MLOA's fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2006, approximately $73.7 million, or 3.4%, of the $2,167.3 million aggregate amortized cost of fixed maturities held by MLOA was considered to be other than investment grade.

      At December 31, 2006, MLOA had no fixed maturities which were non-income producing for the twelve months preceding that date.

      Mortgage Loans
      --------------

      Interest income recognized on impaired mortgage loans totaled $0.3 million, $0.3 million, $0.1 million and $0.0 million for full year 2006, full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2006 and 2005, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $2.8 million and $3.3 million, respectively.

      Impaired mortgage loans along with the related investment valuation allowances follow:


                                                                                         DECEMBER 31,
                                                                             ---------------------------------------
                                                                                   2006                  2005
                                                                             -----------------    ------------------
                                                                                         (IN MILLIONS)
       Impaired mortgage loans with investment valuation allowances.......   $         -          $         -
       Impaired mortgage loans without investment valuation allowances....             3.1                  3.6
                                                                             -----------------    ------------------
       Recorded investment in impaired mortgage loans.....................             3.1                  3.6
       Investment valuation allowances....................................             -                    -
                                                                             -----------------    ------------------
       Net Impaired Mortgage Loans........................................   $         3.1        $         3.6
                                                                             =================    ==================

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto in 2004 follow; there were no valuation allowances for such investments in 2006 and 2005:

                                                                              Six Months     Six Months
                                                                                Ended          Ended
                                                                              December 31,    June 30,
                                                                                 2004           2004
                                                                              -----------    ----------
                                                                             (Successor)    (Predecessor)
                                                                                    (In Millions)

                   Balances, beginning of period............................  $   1.7        $     4.4
                   Additions charged to income..............................      -                0.3
                   Deductions for writedowns and asset dispositions.........      -               (3.0)
                   Effect of push-down accounting of AXA Financial's
                      purchase price of net assets..........................     (1.7)             -
                                                                              -----------    ----------
                   Balances, End of Period..................................  $   -          $     1.7
                                                                              ===========    ==========

                   Balances, end of period comprise:
                   Mortgage Loans on Real Estate............................  $   -          $     1.7
                                                                              ===========    ==========

      Other Invested Assets
      ---------------------

      MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2006 and 2005 were $3.4 million and $3.9 million, respectively.

      The following presents MLOA's investment in 1.2 million units in AllianceBernstein, an affiliate:


                                                                   ALLIANCEBERNSTEIN
                                                                        UNITS
                                                                  ------------------
                                                                     (IN MILLIONS)

      Balance at January 1, 2005 ...............................  $       49.1
      Equity in net earnings....................................           4.1
      Dividends received........................................          (3.8)
                                                                  ------------------
      Balance at December 31, 2005 .............................          49.4
      Equity in net earnings....................................           5.2
      Dividends received........................................          (4.8)
                                                                  ------------------
      Balance at December 31, 2006..............................  $       49.8
                                                                  ==================


4)    VALUE OF BUSINESS ACQUIRED

      The following presents MLOA's VOBA asset related to the MONY Acquisition as of December 31, 2006 and 2005:

                                                                    LESS:               LESS:
                                             GROSS CARRYING      ACCUMULATED          IMPACT OF
                                                 AMOUNT        AMORTIZATION (1)     RECAPTURE (2)         NET
                                            --------------    -----------------  ----------------   --------------
                                                                          (IN MILLIONS)
      VOBA
      ----
      DECEMBER 31, 2006...................  $    416.5        $    (83.9)        $     (44.9)       $    287.7
                                            ==============    =================  ================   ==============

      December 31, 2005...................  $    416.5        $    (43.4)        $     (44.9)       $    328.2
                                            ==============    =================  ================   ==============

      (1) Includes reactivity to unrealized investment gains (losses).

      (2) Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level term premium insurance contracts previously ceded to MLOA under the modified coinsurance ("MODCO") agreement between MLOA and USFL.

      For full year 2006, full year 2005 and six months ended December 31, 2004, total amortization expense related to VOBA was $44.4 million, $32.5 million and $16.7 million, respectively. VOBA amortization is estimated to range between $33.7 million and $25.1 million annually through 2011.

5)    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values and estimated fair values for financial instruments not otherwise disclosed in Notes 3 and 8 of Notes to Financial Statements are presented below:

                                                                                      DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                                         2006                               2005
                                                            --------------------------------   --------------------------------
                                                              CARRYING         ESTIMATED          Carrying        Estimated
                                                                VALUE          FAIR VALUE          Value          Fair Value
                                                            ---------------  ---------------   ---------------  ---------------
                                                                                      (IN MILLIONS)

      Mortgage loans on real estate ....................    $    219.2       $    220.0        $    290.2       $    291.3
      Policy loans .....................................         105.1            121.1              96.3            111.6
      Policyholders liabilities: investment contracts...         870.3            897.7             971.5          1,039.1
      Note payable to affiliate ........................          30.6             30.6              33.8             33.8

6)    GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders' liabilities:

                                                                         GMDB                GMIB              TOTAL
                                                                   -----------------   -----------------  -----------------
                                                                                        (IN MILLIONS)

      Balance at January 1, 2004.................................   $         3.5       $        -         $         3.5
         Impact of adoption of SOP 03-1..........................            (2.8)               0.1                (2.7)
         Paid guarantee benefits.................................            (3.0)               -                  (3.0)
         Other changes in reserve ...............................             3.3                -                   3.3
                                                                   -----------------   -----------------  -----------------
      Balance at December 31, 2004...............................             1.0                0.1                 1.1
         Paid guarantee benefits ................................            (2.9)               -                  (2.9)
         Other changes in reserve................................             2.6                0.1                 2.7
                                                                   -----------------   -----------------  -----------------
      Balance at December 31, 2005...............................             0.7                0.2                 0.9
         Paid guarantee benefits.................................            (2.2)               -                  (2.2)
         Other changes in reserve ...............................             2.2                0.2                 2.4
                                                                   -----------------   -----------------  -----------------
      Balance at December 31, 2006...............................   $         0.7       $        0.4       $         1.1
                                                                   =================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                     GMDB
                                                               ----------------
                                                                 (IN MILLIONS)

      Balance at January 1, 2004..........................      $        -
        Impact of adoption of SOP 03-1....................              (0.3)
        Paid guarantee benefits...........................               2.9
        Other changes in reserve..........................              (3.5)
                                                               ----------------
      Balance at December 31, 2004........................      $       (0.9)
        Paid guarantee benefits...........................              (0.1)
        Other changes in reserve..........................               1.2
                                                               ----------------
      Balance at December 31, 2005........................               0.2
        Paid guarantee benefits...........................              (0.1)
        Other changes in reserve..........................               0.5
                                                               ----------------
      Balance at December 31, 2006........................      $        0.6
                                                               ================

      The December 31, 2006 values for those variable annuity contracts with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:


                                                 RETURN
                                                   OF
                                                PREMIUM        RATCHET        ROLL-UP        COMBO          TOTAL
                                            -------------  ------------    -------------  ----------      ----------
                                                                           (IN MILLIONS)
      GMDB:
      -----
        Account values invested in:
             General Account...........     $     170      $      272           N/A       $       31      $      473
             Separate Accounts.........     $     793      $     1,416          N/A       $      172      $     2,381
        Net amount at risk, gross......     $      8       $      174           N/A       $       52      $       234
        Net amount at risk, net of
          amounts reinsured............     $      8       $       96           N/A       $        -      $       104
        Average attained age of
          contractholders..............          61.6            61.6           N/A             60.5            61.5
        Percentage of contractholders
          over age 70..................          18.7%          17.1%           N/A             13.2%           17.6%
        Contractually specified
          interest return rates.......            N/A             N/A           N/A              5.0%

      GMIB:
      -----
        Account values invested in:
             General Account...........           N/A             N/A      $     31            N/A        $       31
             Separate Accounts.........           N/A             N/A      $    172            N/A        $      172
        Net amount at risk, gross......           N/A             N/A      $     -             N/A        $       -
        Net amount at risk, net of
          amounts reinsured............           N/A             N/A      $     -             N/A        $       -
        Weighted average years
          remaining until earliest
          annuitization...............            N/A             N/A           5.7            N/A               5.7
        Contractually specified
          interest return rates.......            N/A             N/A           5.0%           N/A

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                  DECEMBER 31,       December 31,
                                                      2006               2005
                                                 ----------------  ------------------
                                                            (IN MILLIONS)
      GMDB:
      -----
         Equity.................................  $    1,911        $    2,054
         Fixed income...........................         332               400
         Balanced...............................          55                62
         Other..................................          83                94
                                                 ----------------  ------------------
         Total..................................  $    2,381        $    2,610
                                                 ================  ==================

      GMIB:
      -----
         Equity.................................  $      136        $      127
         Fixed income...........................          28                33
         Balanced...............................           3                 3
         Other..................................           5                 5
                                                 ----------------  ------------------
         Total..................................  $      172        $      168
                                                 ================  ==================

      C) Variable and Interest-sensitive Life Insurance Policies - No Lapse
         ------------------------------------------------------------------
         Guarantee
         ---------

      The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At December 31, 2006 and 2005, MLOA had liabilities of $0.5 million and $0.1 million, respectively, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

7)    REINSURANCE

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

      During 2006, MLOA reinsured most of its new variable life and universal life policies on an excess of retention basis, retaining up to a maximum of $4.0 million on single-life policies and $6.0 million on second-to-die policies. For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable Life Insurance Company ("AXA Equitable"), an affiliate, which is a wholly-owned subsidiary of AXA Financial, up to a combined maximum of $25.0 million on single-life policies and $30.0 million on second-to-die policies. For amounts applied in excess of those limits, reinsurance from unaffiliated third parties is now sought. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations.

      Beginning September 2006, the no lapse guarantee riders on the new variable universal life product are being reinsured on a 90% first dollar quota share basis through AXA Financial Reinsurance Company (Bermuda), LTD ("AXA Bermuda"), an affiliate.

      At December 31, 2006 and 2005, respectively, reinsurance recoverables related to insurance contracts amounted to $136.2 million and $106.2 million, of which $63.0 million and $51.3 million relates to one specific reinsurer.

      The following table summarizes the effect of reinsurance:


                                                         YEAR            Year        Six Months        Six Months
                                                        ENDED           Ended           Ended             Ended
                                                     DECEMBER 31,    December 31,    December 31,        June 30,
                                                         2006           2005             2004              2004
                                                    -----------      -----------     ------------      -----------
                                                    (SUCCESSOR)      (Successor)     (Successor)      (Predecessor)
                                                                            (IN MILLIONS)

      Direct premiums............................   $      89.0      $      93.4       $      44.8      $      37.7
      Reinsurance assumed from USFL..............           -                -                59.2             53.2
      Reinsurance ceded..........................         (39.1)           (39.6)            (19.0)           (13.5)
                                                    -----------      -----------       -----------      -----------
      Premiums...................................   $      49.9      $      53.8       $      85.0      $      77.4
                                                    ===========      ===========       ===========      ===========

      Universal Life and Investment-type
         Product Policy Fee Income Ceded.........   $      31.6      $      33.9       $      22.7      $      15.9
                                                    ===========      ===========       ===========      ===========
      Policyholders' Benefits Ceded..............   $      65.0      $      57.9       $      24.0      $      10.8
                                                    ===========      ===========       ===========      ===========


8)    RELATED PARTY TRANSACTIONS

      Under its respective service agreements with affiliates, AXA Equitable (Successor Period) and MONY Life (Predecessor Period), personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $49.6 million, $74.7 million, $54.1 million and $88.7 million for the full year 2006, full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004, respectively. At December 31, 2006, MLOA reported a $5.4 million payable to AXA Equitable and at December 31, 2005 a $6.3 million receivable from AXA Equitable in connection with its service agreement.

      In addition to the agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements was $2.3 million, $2.4 million, $2.5 million, and $3.0 million for the full year 2006, full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004, respectively, related to these agreements.

      As more fully described in Note 7 in Notes to Financial Statements, MLOA ceded new variable and universal life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda.

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

      As of December 31, 2004, USFL recaptured all of the term life policies that had previously been assumed by MLOA under this MODCO agreement. Other income for the six months ended December 31, 2004 reflects the resulting pre-tax gains on the recaptures of the term life reinsurance from USFL of $9.0 million ($5.9 million net of income taxes).

      As of December 31, 2005, USFL recaptured all of the universal life policies that had previously been assumed by MLOA under this MODCO agreement. Other income for the year ended December 31, 2005 reflects the resulting pre-tax gains on the recaptures of the universal life and term life reinsurance from USFL of $0.6 million ($0.4 million net of income taxes).

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

      The statements of operations include certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

                                                                    Year            Six Months          Six Months
                                                                    Ended             Ended                Ended
                                                                 December 31,       December 31,          June 30,
                                                                     2005               2004                2004
                                                               --------------       ------------         -----------
                                                                  (Successor)       (Successor)         (Predecessor)
                                                                                   (In Millions)
      REVENUES:
      Universal life and investment-type
          product policy fee income........................... $         19.9        $      7.8          $      7.3
      Premiums................................................             -               59.2                53.2
      Other (loss) income.....................................           (0.2)             16.2                (4.6)
                                                               --------------        -----------         -----------
          Total revenues......................................           19.7              83.2                55.9
                                                               --------------        -----------         -----------

      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits.................................           10.5              53.2                40.7
      Interest credited to policyholders' account balances....            6.1               2.6                 2.3
      Amortization of deferred policy acquisition costs and
          value of business acquired..........................            2.4               6.0                 8.7
      Capitalization of deferred policy acquisition costs ....          (14.0)            (34.9)              (33.4)
      Commissions.............................................           14.2              43.4                44.3
                                                               --------------        -----------         -----------
          Total benefits and other deductions.................           19.2              70.3                62.6
                                                               --------------        -----------         -----------
      Earnings (Loss) Before Income Taxes..................... $          0.5        $     12.9          $     (6.7)
                                                               ==============        ===========         ===========


     The following table presents the impact on MLOA's assets and liabilities of the recaptures of reinsurance from USFL:

                                                                           December 31,
                                                                               2005
                                                                      --------------------
                                                                           (In Millions)
      ASSETS
      Fixed maturities..............................................  $         -
      Cash and cash equivalents.....................................           12.2
      Accrued investment income.....................................            -
      Deferred policy acquisition costs.............................          (20.1)
      VOBA..........................................................          (12.8)
      Other assets..................................................           (1.6)
                                                                      --------------------
          Total assets..............................................  $       (22.3)
                                                                      --------------------

      LIABILITIES
      Future policy benefits........................................  $       (26.5)
      Other liabilities.............................................            3.6
      Income taxes payable..........................................            0.2
                                                                      --------------------
          Total liabilities.........................................          (22.7)
                                                                      --------------------
      Net Impact of Recapture of Reinsurance From USFL..............  $         0.4
                                                                      ====================

      At December 31, 2005 MLOA recorded payables of $3.1 million to USFL in connection with the MODCO agreement.

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

      On March 5, 1999, MLOA borrowed $50.5 million from MONY Benefit Management Corp. ("MBMC"), an affiliate, in exchange for a note payable in the same amount. The note bears interest at 6.8% per annum and matures on March 5, 2014. Principal and interest are payable quarterly to MBMC. The carrying value of the note is $30.6 million and $33.8 million at December 31, 2006 and 2005, respectively.

9)    SHARE-BASED COMPENSATION

      For the full year 2006, MLOA recognized $2.7 million, of compensation costs under SFAS No. 123(R) for employee stock options, including $0.8 million, resulting from unvested awards at January 1, 2006.

      Prior to adoption of SFAS No. 123(R), AXA Financial Group, including MLOA, had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the statements of operations in the full year 2005. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by MLOA under the fair-value-based method of SFAS No. 123. These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods, and do not include estimates of pre-vesting forfeitures.

                                                                          AXA Financial
                                                                              Group                  MONY
                                                                          -------------           ------------
                                                                              Year                 Six Months
                                                                              Ended                  Ended
                                                                           December 31,             June 30,
                                                                              2005                    2004
                                                                          -------------           ------------
                                                                           (Successor)            (Predecessor)
                                                                                      (In Millions)

           Net earnings (loss) as reported...............................   $    41.3             $  (11.0)
           Less: total stock-based employee compensation expense
               determined under fair value method for all awards,
               net of income taxes.......................................        (1.6)                (1.9)
                                                                            -----------           ------------
           Pro Forma Net Earnings (Loss).................................   $    39.7             $  (12.9)
                                                                            ===========           ============


      As of December 31, 2006, approximately $1.0 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 2.0 years.

10)   NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

      The sources of net investment income follow:

                                                        YEAR                Year        Six Months       Six Months
                                                       ENDED               Ended          Ended            Ended
                                                     DECEMBER 31,        December 31,   December 31,     June 30,
                                                        2006                2005           2004            2004
                                                    -------------        ------------   ------------   -------------
                                                     (SUCCESSOR)         (Successor)     (Successor)   (Predecessor)
                                                                                  (IN MILLIONS)

        Fixed maturities..........................  $       113.3        $      107.1    $      45.8     $     51.8
        Mortgage loans on real estate.............           23.7                25.2           16.0           16.0
        Policy loans..............................            6.3                 6.0            3.0            2.9
        Other investment income...................            4.0                 4.4            2.1           (0.9)
                                                    -------------        ------------    -----------     ----------
          Gross investment income.................          147.3               142.7           66.9           69.8

        Investment expenses.......................           (5.9)               (7.7)          (4.1)          (5.5)
                                                    -------------        ------------    -----------     ----------

        Net Investment Income.....................  $       141.4        $      135.0    $      62.8    $      64.3
                                                    =============        ============    ===========    ===========

      Investment (losses) gains , net including changes in the valuation allowances, follow:

                                                        YEAR             Year         Six Months      Six Months
                                                        ENDED            Ended          Ended           Ended
                                                     DECEMBER 31,     December 31,    December 31,    June 30,
                                                        2006             2005            2004           2004
                                                    -------------    -------------   -------------  ------------
                                                     (SUCCESSOR)      (Successor)     (Successor)   (Predecessor)
                                                                               (IN MILLIONS)

        Fixed maturities..........................  $        (2.3)    $       (2.2)   $      (4.6)   $      (3.4)
        Mortgage loans on real estate.............            1.1              -              -              2.7
                                                    -------------     ------------    -----------     ----------
        Investment (Losses) Gains, Net............  $        (1.2)    $       (2.2)   $      (4.6)   $      (0.7)
                                                    =============     ============    ===========    ===========

      Writedowns of fixed maturities amounted to $3.7 million, $2.0 million, $5.1 million and $0.9 million for full year 2006, full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004, respectively. There were no writedowns of mortgage loans on real estate and equity real estate for full year 2006, full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004.

      For full year 2006, full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $55.9 million, $53.4 million, $48.9 million and $363.1 million. Gross gains of $2.8 million, $1.0 million, $2.1 million and $6.9 million and gross losses of $1.2 million, $1.4 million, $1.3 million and $10.0 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for full year 2006, full year 2005, six months ended December 31, 2004 and six months ended June 30, 2004 amounted to $(12.4) million, $(50.5) million, $36.1 million and $(41.0) million, respectively.

      The net unrealized investment gains (losses) included in the balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, on a line-by-line basis, follow:

                                                                   YEAR             Year           Six Months     Six Months
                                                                   ENDED            Ended            Ended          Ended
                                                                DECEMBER 31,     December 31,     December 31,     June 30,
                                                                    2006             2005             2004           2004
                                                               ------------      ------------     -----------    -----------
                                                                (SUCCESSOR)       (Successor)     (Successor)   (Predecessor)
                                                                                         (IN MILLIONS)
      Balance, beginning of period........................     $       (5.6)     $       14.9     $     12.8      $     24.2
      Changes in unrealized investment (losses) gains.....            (12.3)            (50.5)          36.1           (41.5)
      Changes in unrealized investment gains (losses)
        attributable to:
             DAC and VOBA.................................              3.9              18.9          (13.2)           23.9
             Deferred income taxes........................              2.9              11.1           (8.0)            6.2
      Effect of push-down accounting of AXA Financial's
             purchase price on MLOA's net assets..........              -                 -            (12.8)            -
                                                               ------------      ------------     -----------     -----------
      Balance, end of period..............................     $      (11.1)     $       (5.6)    $     14.9      $     12.8
                                                               ============      ============     ===========     ===========

      Balance, end of period comprises:
         Unrealized investment (losses) gains on
           fixed maturities...............................     $      (26.7)     $      (14.4)    $     36.1      $     43.5
         Amounts of unrealized investment gains (losses)
           attributable to:
           DAC and VOBA...................................              9.6               5.7          (13.2)          (23.9)
           Deferred income taxes..........................              6.0               3.1           (8.0)           (6.8)
                                                               ------------      ------------     -----------     -----------
      Balance, end of period..............................     $      (11.1)     $       (5.6)    $     14.9      $     12.8
                                                               ============      ============     ===========     ===========

      Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as available for sale and do not reflect any changes in fair value of policyholders' account balances and future policy benefits.

11)   INCOME TAXES

      A summary of the income tax expense in the statements of operations follows:

                                                          YEAR               Year           Six Months        Six Months
                                                          ENDED             Ended             Ended             Ended
                                                       DECEMBER 31,       December 31,     December 31,        June 30,
                                                          2006               2005              2004              2004
                                                      -------------       -----------      -----------       -----------
                                                       (SUCCESSOR)        (Successor)      (Successor)      (Predecessor)
                                                                                     (IN MILLIONS)
      Income tax expense (benefit):
      Current expense (benefit).....................  $        10.7       $      2.5       $       -         $    (29.3)
      Deferred expense..............................            6.6             14.2              12.4             18.8
                                                      -------------       -----------      -----------       -----------
      Total.........................................  $        17.3       $      16.7      $      12.4       $    (10.5)
                                                      =============       ===========      ===========       ===========

      The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                          YEAR               Year          Six Months        Six Months
                                                          ENDED             Ended            Ended             Ended
                                                       DECEMBER 31,      December 31,     December 31,        June 30,
                                                          2006               2005             2004              2004
                                                      -------------      -------------    ------------      ------------
                                                       (SUCCESSOR)        (Successor)      (Successor)      (Predecessor)
                                                                                     (IN MILLIONS)
      Tax at statutory rate........................    $      19.8        $      20.3      $     13.6        $    (8.9)
      Dividends received deduction.................           (2.7)              (3.7)           (1.2)            (1.6)
      Other........................................            0.2                0.1             -                -
                                                       ------------       ------------     -----------       -----------
      Income Tax Expense (Benefit).................    $      17.3        $      16.7      $     12.4        $   (10.5)
                                                       ============       ============     ===========       ===========

      The components of the net deferred income taxes are as follows:

                                                       DECEMBER 31, 2006                  December 31, 2005
                                                ---------------------------------  ---------------------------------
                                                    ASSETS         LIABILITIES         Assets         Liabilities
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)

        Reserves and reinsurance...............  $     200.6      $        -        $      189.2      $       -
        DAC....................................          1.7               -                35.1              -
        VOBA...................................          -               100.7               -              112.8
        Investments............................          -               163.5               -              153.5
        Tax loss carryforwards.................          -                 -                 5.3              -
        Goodwill and intangibles...............          -                10.7               -                5.2
        Other..................................         12.1               -                 -               15.0
                                                 --------------   ---------------   --------------    --------------
        Total..................................  $     214.4      $      274.9      $      229.6      $     286.5
                                                 ==============   ===============   ==============    ==============

      At December 31, 2006, MLOA had no Federal tax loss carryforwards.

      The Internal Revenue Service ("IRS") is examining MLOA's Federal income tax returns for the years 1998 through June 30, 2004. The tax years 1994 through 1997 are currently under review by the Appeals Office of the IRS. Management believes the examination of MLOA's returns will have no material adverse effect on MLOA's results of operations or financial position.

12)   DISCONTINUED OPERATIONS

      In 2006, one real estate property with a book value of $1.6 million that had been previously reported in equity real estate was reclassified as real estate held-for-sale. Prior periods have been restated to reflect these properties as discontinued operations. In third quarter 2006, this property was sold resulting in a gain of $1.1 million pre-tax ($0.7 million post-tax). At December 31, 2005, equity real estate held-for-sale was $1.6 million and was included in Other assets.

13)   OTHER COMPREHENSIVE (LOSS) INCOME

      The components of other comprehensive (loss) income for the past three years follow:

                                                          YEAR                Year           Six Months        Six Months
                                                          ENDED              Ended             Ended              Ended
                                                       DECEMBER 31,        December 31,     December 31,        June 30,
                                                          2006                2005              2004              2004
                                                      -------------       -------------    -------------    -------------
                                                       (SUCCESSOR)         (Successor)      (Successor)     (Predecessor)
                                                                                    (IN MILLIONS)

       Net unrealized (losses) gains on investments:
          Net unrealized (losses) gains arising
             during the period....................... $      (12.3)        $    (50.5)      $     36.3        $    (41.7)
          Losses (gains) reclassified into net
             earnings during the period..............           -                 -               (0.2)              0.2
                                                      -------------        -----------      -----------       -----------
       Net unrealized (losses) gains on investments..        (12.3)             (50.5)            36.1             (41.5)
       Adjustments for DAC and VOBA and
           deferred income taxes.....................          6.8               30.0            (21.2)             30.1
                                                      -------------        -----------      -----------       -----------
       Total Other Comprehensive (Loss) Income....... $       (5.5)        $    (20.5)      $     14.9        $    (11.4)
                                                      =============        ===========      ===========       ===========


14)   COMMITMENTS AND CONTINGENT LIABILITIES

      MLOA had $6.6 million in commitments under existing mortgage loan agreements at December 31, 2006.

15)   LITIGATION

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

16)   STATUTORY FINANCIAL INFORMATION

      MLOA is restricted as to the amounts it may pay as dividends to MONY Life. Under Arizona Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholder not exceeding an amount calculated based on a statutory formula. For 2006, 2005 and 2004, MLOA's statutory net gain (loss) was $27.7 million, $(5.6) million and $(83.4) million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $320.1 million and $269.8 million at December 31, 2006 and 2005, respectively. There were no shareholder dividends paid to MONY Life by MLOA in 2006, 2005 and 2004.

      At December 31, 2006, MLOA, in accordance with various government and state regulations, had $6.1 million of securities deposited with such government or state agencies.

      At December 31, 2006 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of Arizona Insurance Department (the "AID") and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2006.

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

17)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The quarterly results of operations for 2006 and 2005 are summarized below:

                                                                       THREE MONTHS ENDED
                                            ---------------------------------------------------------------------
                                              MARCH 31,          JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                            ---------------   ---------------   ----------------   --------------
                                                                         (IN MILLIONS)
        2006
        ----
        Total Revenues...................... $       90.7      $      86.0       $       92.3       $       86.6
                                             ============      ===========       ============       ============
        Earnings from Continuing
          Operations........................ $       11.0      $      13.4       $       11.6       $        3.4
                                             ============      ===========       ============       ============
        Net Earnings........................ $       11.0      $      13.4       $       12.3       $        3.4
                                             ============      ===========       ============       ============

        2005 (1)(2)
        -----------
        Total Revenues...................... $       99.6      $     101.9       $      100.7       $       74.7
                                             ============      ===========       ============       ============

        (Loss) Earnings from Continuing
          Operations........................ $       (0.1)     $      13.5       $        7.7       $       20.2
                                             ============      ===========       ============       ============
        Net (Loss) Earnings................. $       (0.1)     $      13.5       $        7.7       $       20.2
                                             ============      ===========       ============       ============

      (1) Results for the three months ended December 31, 2005 include the net gain of $0.4 million recorded from the recapture by USFL of all of the universal life policies that had previously been assumed by MLOA under its MODCO agreement with USFL and the net gain of $1.9 million from the unwinding of the MODCO transactions related to level premium term life insurance issued during the first nine months of 2005 under MLOA's MODCO agreement with USFL (see Note 8 of Notes to Financial Statements).

      (2) Results for the three months ended December 31, 2005 include recorded adjustments related to prior quarters' inter-company expense allocations and DAC capitalization. The effect of these adjustments was to increase net income for the period by $7.1 million. Net earnings for each of the three months ended March 31, June 30 and September 30, 2005 were understated by $2.1 million, $2.1 million and $2.9 million, respectively.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
MONY Life Insurance Company of America:

Our audits of the financial statements referred to in our report dated March 15, 2007 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
New York, New York

March 15, 2007

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2006

                                                                                      ESTIMATED              CARRYING
      TYPE OF INVESTMENT                                             COST (A)         FAIR VALUE               VALUE
      ------------------                                       -----------------  -----------------   -----------------
                                                                                    (IN MILLIONS)
      Fixed maturities:
         U.S. government, agencies and authorities............ $       138.5      $       138.4       $      138.4
         Mortgage-backed......................................          20.2               20.2               20.2
         State, municipalities and political subdivisions.....           1.1                1.1                1.1
         Foreign governments..................................           4.1                4.0                4.0
         Public utilities.....................................         229.6              227.5              227.5
         All other corporate bonds............................       1,639.4            1,617.1            1,617.1
         Redeemable preferred stocks..........................         134.4              132.3              132.3
                                                               -----------------  -----------------   -----------------
         Total fixed maturities...............................       2,167.3            2,140.6            2,140.6
                                                               -----------------  -----------------   -----------------

      Mortgage loans on real estate...........................         219.2              220.0              219.2
      Real estate joint ventures..............................           3.4                -                  3.4
      Policy loans............................................         105.1              121.1              105.1
                                                               -----------------  -----------------   -----------------
      Total Investments....................................... $     2,495.0      $     2,481.7       $    2,468.3
                                                               =================  =================   =================

      (A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

      (B) Other invested assets excludes a $49.8 million investment in units of AllianceBernstein L.P., a related party.

                     MONY LIFE INSURANCE COMPANY OF AMERICA
                                   SCHEDULE IV
                                   REINSURANCE
            AT AND FOR THE YEAR ENDED DECEMBER 31, 2006 (SUCCESSOR),
                    YEAR ENDED DECEMBER 31, 2005 (SUCCESSOR),
                 SIX MONTHS ENDED DECEMBER 31, 2004 (SUCCESSOR)
                 AND SIX MONTHS END JUNE 30, 2004 (PREDECESSOR)


                                                                               ASSUMED                            PERCENTAGE
                                                            CEDED TO             FROM                             OF AMOUNT
                                          GROSS              OTHER              OTHER               NET            ASSUMED
                                         AMOUNT            COMPANIES          COMPANIES           AMOUNT            TO NET
                                     ----------------   -----------------  -----------------  ----------------  ---------------
                                                                           (IN MILLIONS)
       2006 (Successor)
       ----------------
       Life Insurance In-force......  $    56,298.8      $   22,958.0       $         -        $    33,340.8          -
                                     ================   =================  =================  ================

       Premiums:
          Life insurance and
            annuities...............  $        89.0      $       39.1       $         -        $        49.9          -
          Accident and health.......            -                 -                   -                  -            -
                                     ----------------   -----------------  -----------------  ----------------
       Total Premiums...............  $        89.0      $       39.1       $         -        $        49.9          -
                                     ================   =================  =================  ================

       2005 (Successor)
       ----------------
       Life Insurance In-force......  $    59,916.9      $   24,727.1       $         -        $    35,189.8          -
                                     ================   =================  =================  ================

       Premiums:
          Life insurance and
            annuities...............  $        93.4      $       39.6       $         -        $        53.8          -
          Accident and health.......            -                 -                   -                  -            -
                                     ----------------   -----------------  -----------------  ----------------
       Total Premiums...............  $        93.4      $       39.6       $         -        $        53.8          -
                                     ================   =================  =================  ================

       Six Months Ended December 31,
       -----------------------------
       2004 (Successor)
       ----------------
       Life Insurance In-force......  $    55,603.7      $   21,088.4       $     1,653.1      $    36,168.4          4.57%
                                     ================   =================  =================  ================

       Premiums:
          Life insurance and
            annuities...............  $        44.8      $       19.0       $        59.2      $        85.0         69.65%
          Accident and health.......            -                 -                   -                  -            -
                                     ----------------   -----------------  -----------------  ----------------
       Total Premiums...............  $        44.8      $       19.0       $        59.2      $        85.0         69.65%
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
                                     ================   =================  =================  ================

PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None.



                                       9-1

PART II, ITEM 9A.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MLOA's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. There has been no change in MLOA's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA's internal control over financial reporting.









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





                                      12-1

PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.








                                      13-1

PART III, ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of MLOA's annual financial statements for 2006 and 2005, and fees for other services rendered by PwC. The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 8 of Notes to Financial Statements).

                                                         2006        2005
                                                     ------------ -----------
                                                         (IN THOUSANDS)

   Principal Accounting Fees and Services:
       Audit fees..................................  $        374 $       583
       Audit related fees..........................            38          81
       Tax fees....................................            33          65
       All other fees..............................             1           3
                                                     ------------ -----------
            Total..................................  $        446 $       732
                                                     ============ ===========

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

MLOA's audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis; provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting. All services provided by PWC in 2006 were pre-approved in accordance with these procedures.





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

Date:  March 15, 2007           MONY LIFE INSURANCE COMPANY OF AMERICA

                               By:   /s/ Christopher M. Condron
                                     -------------------------------------------
                               Name: Christopher M. Condron
                                     Chairman of the Board, President and Chief
                                     Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christopher M. Condron         Chairman of the Board, President and Chief      March 15, 2007
--------------------------         Executive Officer, Director
Christopher M. Condron

/s/ Richard S. Dziadzio            Executive Vice President and                    March 15, 2007
--------------------------         Chief Financial Officer
Richard S. Dziadzio

/s/ Alvin H. Fenichel              Senior Vice President and Controller            March 15, 2007
--------------------------
Alvin H. Fenichel

/s/ Henri de Castries              Director                                        March 15, 2007
--------------------------
Henri de Castries

/s/ Bruce W. Calvert               Director                                        March 15, 2007
--------------------------
Bruce W. Calvert

/s/ Denis Duverne                  Director                                        March 15, 2007
--------------------------
Denis Duverne

/s/ Charlynn Goins                 Director                                        March 15, 2007
--------------------------
Charlynn Goins

/s/ Anthony J. Hamilton            Director                                        March 15, 2007
--------------------------
Anthony J. Hamilton

/s/ Mary R. Henderson              Director                                        March 15, 2007
--------------------------
Mary R. Henderson

/s/ James F. Higgins               Director                                        March 15, 2007
--------------------------
James F. Higgins


/s/ Scott D. Miller                Director                                        March 15, 2007
--------------------------
Scott D. Miller

/s/ Joseph H. Moglia               Director                                        March 15, 2007
--------------------------
Joseph H. Moglia

/s/ Lorie A. Slutsky               Director                                        March 15, 2007
--------------------------
Lorie A. Slutsky

/s/ Ezra Suleiman                  Director                                        March 15, 2007
--------------------------
Ezra Suleiman

/s/ Peter J. Tobin                 Director                                        March 15, 2007
--------------------------
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

  10.2       Amended and Restated Services               Filed as Exhibit 10.2 to MLOA's
             Agreement between MLOA and AXA              Report on Form 10-K for the fiscal year Annual
             Equitable Life Insurance Company dated      ended December 31, 2005 and incorporated
             as of February 1, 2005                      by reference herein.

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