Form 10-Q
period 2007-03-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2007-05-11
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(212) 554-1234
Registrant’s telephone number, including area code

Not applicable
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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 11, 2007, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

* Omitted pursuant to General Instruction H of Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. MONY Life Insurance Company of America assumes no duty to update any forward-looking statement. Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of MONY Life Insurance Company of America’s Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$2,147.6	$2,140.6
Mortgage loans on real estate	205.6	219.2
Policy loans	108.1	105.1
Other invested assets	52.7	53.4
Total investments	2,514.0	2,518.3
Cash and cash equivalents	65.9	58.8
Amounts due from reinsurers	132.0	136.2
Deferred policy acquisition costs	128.7	123.0
Value of business acquired	276.5	287.7
Other assets	34.7	30.6
Separate Accounts’ assets	3,217.3	3,289.0

Total Assets	$6,369.1	$6,443.6

LIABILITIES
Policyholders’ account balances	$2,034.8	$2,057.6
Future policy benefits and other policyholders liabilities	351.8	355.4
Other liabilities	46.0	48.3
Note payable to affiliate	29.8	30.6
Income taxes payable	77.5	64.9
Separate Accounts’ liabilities	3,217.3	3,289.0
Total liabilities	5,757.2	5,845.8

Commitments and contingent liabilities (Note 9)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	498.7	498.5
Retained earnings	120.1	107.9
Accumulated other comprehensive loss	(9.4)	(11.1)
Total shareholder’s equity	611.9	597.8

Total Liabilities and Shareholder’s Equity	$6,369.1	$6,443.6

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$36.6	$38.1
Premiums	12.3	13.6
Net investment income	37.0	35.7
Investment gains (losses), net	1.0	(0.7)
Other income	4.5	4.0
Total revenues	91.4	90.7

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	24.6	23.6
Interest credited to policyholders’ account balances	20.8	22.6
Compensation and benefits	4.6	7.8
Commissions	10.3	9.6
Interest expense	0.5	0.6
Amortization of deferred policy acquisition costs and value of business acquired	11.4	13.6
Capitalization of deferred policy acquisition costs	(7.6)	(7.5)
Rent expense	0.9	1.3
Other operating costs and expenses	7.8	3.6
Total benefits and other deductions	73.3	75.2

Earnings before income taxes	18.1	15.5
Income taxes	(5.9)	(4.5)
Net Earnings	$12.2	$11.0

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENT OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	498.5	495.8
Changes in capital in excess of par value	0.2	0.4
Capital in excess of par value, end of period	498.7	496.2

Retained earnings, beginning of year	107.9	67.8
Net earnings	12.2	11.0
Retained earnings, end of period	120.1	78.8

Accumulated other comprehensive loss, beginning of year	(11.1)	(5.6)
Other comprehensive income (loss)	1.7	(17.0)
Accumulated other comprehensive loss, end of period	(9.4)	(22.6)

Total Shareholder’s Equity, End of Period	$611.9	$554.9

COMPREHENSIVE INCOME (LOSS)
Net earnings	$12.2	$11.0

Change in unrealized gains (losses), net of reclassification adjustment	1.7	(17.0)
Other comprehensive income (loss)	1.7	(17.0)

Comprehensive Income (Loss)	$13.9	$(6.0)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

Net earnings	$12.2	$11.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	20.8	22.6
Universal life and investment-type product policy fee income	(36.6)	(38.1)
Change in accrued investment income	(5.9)	(4.1)
Investment (gains) losses, net	(1.0)	0.7
Change in deferred policy acquisition costs and value of business acquired	3.8	6.1
Change in future policy benefits	3.9	6.6
Change in other policyholders liabilities	(8.6)	8.5
Change in other income tax payable	12.7	3.6
Provision for depreciation and amortization	2.0	2.8
Dividend from AllianceBernstein	2.0	1.4
Other, net	7.1	19.2

Net cash provided by operating activities	12.4	40.3

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	137.1	81.9
Sales of investments	6.0	22.0
Purchases of investments	(132.6)	(106.3)
Other, net	(3.6)	(0.3)

Net cash provided by (used in) investing activities	6.9	(2.7)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	105.2	122.5
Withdrawals and transfers to Separate Accounts	(116.8)	(131.3)
Repayment of note to affiliate	(0.8)	(0.8)
Other, net	0.2	0.4

Net cash used in financing activities	(12.2)	(9.2)

Change in cash and cash equivalents	7.1	28.4
Cash and cash equivalents, beginning of year	58.8	129.7

Cash and Cash Equivalents, End of Period	$65.9	$158.1

Supplemental cash flow information:
Interest Paid	$0.5	$0.6
Schedule of non-cash financing activities:
Shared-based Programs	$0.2	$0.4

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)    BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented. These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2007” and “first quarter 2006” refer to the three months ended March 31, 2007 and 2006, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, and as more fully described in Note 8 to the Consolidated Financial Statements, MLOA adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. As a result of adopting FIN 48, no adjustment to the January 1, 2007 balance of retained earnings for unrecognized tax benefits was required for MLOA.

On January 1, 2007, MLOA adopted SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC, VOBA and other related balances must be written off. The adoption of SOP 05-1 did not have a material impact on MLOA’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently assessing the potential impacts of adoption of SFAS No. 159.

3)   INVESTMENTS

For the first quarters of 2007 and 2006, net investment income is shown net of investment expenses of $1.9 million and $1.4 million, respectively.

    As of March 31, 2007 and December 31, 2006, fixed maturities classified as available for sale had amortized costs of $2,170.1 million and $2,167.3 million, respectively.

For the first quarters of 2007 and 2006, proceeds received on sales of fixed maturities classified as available for sale amounted to $5.9 million and $20.9 million, respectively. Gross gains were zero in both periods and gross losses of $0.1 million and $0.5 million were realized on these sales for the first quarters of 2007 and 2006, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $4.2 million during the first quarter of 2007, resulting in a balance of $22.5 million at March 31, 2007.

Impaired mortgage loans without investment valuation allowances totaled $0.3 million and $3.1 million at March 31, 2007 and December 31, 2006, respectively. There were no valuation allowances for mortgage loans in the first quarters of 2007 and 2006.

During the first quarters of 2007 and 2006, respectively, MLOA’s average recorded investment in impaired mortgage loans was $1.7 million and $4.0 million. There was no interest income recognized on impaired mortgage loans for the first quarters of 2007 and 2006.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2006, the carrying value of mortgage loans that had been classified as nonaccrual loans was $2.8 million; no loans were classified as nonaccrual loans at March 31, 2007.

The following table presents MLOA’s investment in 1.2 million units of AllianceBernstein, an affiliate, which is included in Other invested assets:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balances, beginning of year	$49.8	$49.4
Equity in net earnings	1.3	1.1
Dividends received	(2.0)	(1.4)
Balances, End of Period	$49.1	$49.1

4)  VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of March 31, 2007 and December 31, 2006:

	Gross	Less:	Less:
	Carrying	Accumulated	Impact of
	Amount	Amortization(1)	Recapture (2)	Net
(In Millions)
VOBA
March 31, 2007	$416.5	$(95.1)	$(44.9)	$276.5

December 31, 2006	$416.5	$(83.9)	$(44.9)	$287.7

(1) Includes reactivity to unrealized investment gains (losses).

(2)   Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level term premium insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

For the first quarters of 2007 and 2006, total amortization expense related to VOBA was $9.6 million and $11.8 million, respectively. VOBA amortization is estimated to range between $33.7 million and $25.1 million annually through 2011.

5)  GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts - GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$0.7	$0.4	$1.1
Paid guarantee benefits	(0.6)	-	(0.6)
Other changes in reserve	0.6	-	0.6
Balance at March 31, 2007	$0.7	$0.4	$1.1

Balance at January 1, 2006	$0.7	$0.2	$0.9
Paid guarantee benefits	(0.4)	-	(0.4)
Other changes in reserve	0.3	-	0.3
Balance at March 31, 2006	$0.6	$0.2	$0.8

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balances, beginning of year	$0.6	$0.2
Paid guarantee benefits	(0.1)	-
Other changes in reserve	0.2	0.2
Balances, End of Period	$0.7	$0.4

The March 31, 2007 values for those variable annuity contracts in-force on that date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:

Account values invested in:
General Account	$165	$261	N/A	$31	$457
Separate Accounts	$773	$1,364	N/A	$170	$2,307
Net amount at risk, gross	$7	$169	N/A	$53	$229
Net amount at risk, net of amounts reinsured	$7	$87	N/A	$-	$94
Average attained age of contractholders	61.7	61.8	N/A	60.8	61.7
Percentage of contractholders over age 70	18.8%	17.6%	N/A	13.6%	17.9%
Contractually specified interest return rates	N/A	N/A	N/A	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$30	N/A	$30
Separate Accounts	N/A	N/A	$171	N/A	$171
Net amount at risk, gross	N/A	N/A	$-	N/A	$-
Net amount at risk, net of amount reinsured	N/A	N/A	$-	N/A	$-
Weighted average years remaining until annuitization	N/A	N/A	5.4	N/A	5.4
Contractually specified interest return rates	N/A	N/A	5.0%	N/A

B)  Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

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

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2007	2006
	(In Millions)

GMDB:
Equity	$1,889	$1,911
Fixed income	285	332
Balanced	54	55
Other	79	83
Total	$2,307	$2,381

GMIB:
Equity	$137	$136
Fixed income	26	28
Balanced	3	3
Other	5	5
Total	$171	$172

C)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At March 31, 2007 and December 31, 2006, MLOA had liabilities of $0.5 million in both periods, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

6)  RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $12.0 million and $14.4 million for the first quarters of 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, MLOA reported a payable to AXA Equitable in connection with its service agreement of $2.4 million and $5.4 million, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements was $0.6 million, respectively, for first quarters of 2007 and 2006. There were no intercompany payables related to these agreements at March 31, 2007 and December 31, 2006.

7)  SHARE-BASED COMPENSATION

For the first quarters of 2007 and 2006, respectively, MLOA recognized compensation cost of $0.3 million and $0.4 million for share-based payment arrangements. Effective January 1, 2006, MLOA adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the financial statements on a fair value basis.

8)   INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the amount of unrecognized tax benefits was $17.0 million. At January 1, 2007, all of the unrecognized tax benefits would affect the effective tax rate. At March 31, 2007, the total amount of unrecognized tax benefits was $17.8 million, all of which would affect the effective rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at March 31, 2007 and January 1, 2007 were $7.0 million and $6.2 million, respectively. During first quarter 2007, MLOA recognized $0.8 million in interest related to unrecognized tax benefits and classified these amounts in tax expense.

The IRS is currently examining MONY Companies’ consolidated Federal corporate income tax returns for 2002 through the date of acquisition by AXA Financial. MONY Companies’ tax years 1994 through 1997 are currently under review by the Appeals Office of the IRS. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceeding. The possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

9)   LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA’s Notes to Financial Statements for the year ended December 31, 2006.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for MLOA that follows should be read in conjunction with the Financial Statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere in this report and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in MLOA’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

RESULTS OF OPERATIONS

First Quarter 2007 Compared to First Quarter 2006

Earnings before income taxes were $18.1 million for first quarter 2007, an increase of $2.6 million from earnings of $15.5 million for first quarter 2006. Net earnings were $12.2 million for first quarter 2007, $1.2 million higher than the $11.0 million reported for first quarter 2006.

Revenues. Total revenues for first quarter 2007 increased $0.7 million as compared to first quarter 2006.

Benefits and Other Deductions. Total benefits and other deductions for first quarter 2007 decreased $1.9 million to $73.3 million from $75.2 million for first quarter 2006.

Compensation and benefits decreased $3.2 million to $4.6 million for first quarter 2007 from $7.8 million for first quarter 2006, principally due to a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable.

Amortization of DAC and VOBA decreased $2.2 million to $11.4 million for first quarter 2007 principally due to the decrease in VOBA amortization due to lower margins from the variable universal life and variable annuity products.

Other operating costs and expenses totaling $7.8 million for first quarter 2007 increased by $4.2 million from $3.6 million for first quarter 2006 principally due to an increase in distribution fees to AXA Network of $1.6 million related to the new variable universal life product which was introduced in September 2006.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products, for first quarter 2007 decreased by $9.2 million from first quarter 2006 to $83.1 million. The decrease was attributable to a reduction in renewals of life insurance and annuity products of $7.2 million and $3.9 million, respectively, partially offset by increase in new sales of life insurance products of $1.9 million.

Surrenders and Withdrawals. When totals for first quarter 2007 are compared to first quarter 2006, surrenders and withdrawals decreased from $204.4 million to $187.8 million with decrease of $17.8 million reported for variable and interest-sensitive life partially offset by increase in individual annuities $1.2 million. The annualized annuities surrender rate increased to 17.3% in the 2007 period from 15.5% in the 2006 period, while the variable and interest-sensitive life surrender rates showed a decrease from 11.42% in the 2006 period to 8.03% in the 2007 period. The decrease in surrenders on variable and interest-sensitive life is due to $25.6 million of COLI surrenders in first quarter 2007 compared to $43.2 million in first quarter 2006. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. There has been no change in MLOA’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2006 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2007	MONY LIFE INSURANCE COMPANY OF AMERICA

		By	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 11, 2007		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and Controller