Form 10-Q
period 2007-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2007-08-13
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                          Yes  ☐     No ☒
As of August 13, 2007, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS

June 30,
2007	December 31,
(Unaudited)	2006
(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$2,086.9	$2,140.6
Mortgage loans on real estate	203.6	219.2
Policy loans	110.4	105.1
Other invested assets	52.6	53.4
Total investments	2,453.5	2,518.3
Cash and cash equivalents	54.9	58.8
Amounts due from reinsurers	132.5	136.2
Deferred policy acquisition costs	137.3	123.0
Value of business acquired	281.8	287.7
Other assets	28.5	30.6
Separate Accounts’ assets	3,236.5	3,289.0

Total Assets	$6,325.0	$6,443.6

LIABILITIES
Policyholders’ account balances	$1,982.1	$2,057.6
Future policy benefits and other policyholders liabilities	358.8	355.4
Other liabilities	44.6	48.3
Note payable to affiliate	29.0	30.6
Income taxes payable	71.5	64.9
Separate Accounts’ liabilities	3,236.5	3,289.0
Total liabilities	5,722.5	5,845.8

Commitments and contingent liabilities (Note 9)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	499.2	498.5
Retained earnings	125.9	107.9
Accumulated other comprehensive loss	(25.1)	(11.1)
Total shareholder’s equity	602.5	597.8

Total Liabilities and Shareholder’s Equity	$6,325.0	$6,443.6

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$36.9	$37.2	$73.5	$75.3
Premiums	10.9	11.5	23.2	25.1
Net investment income	33.3	34.3	70.3	70.0
Investment losses, net	(5.1)	(1.6)	(4.1)	(2.3)
Other income	3.9	4.6	8.4	8.6
Total revenues	79.9	86.0	171.3	176.7

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	22.9	21.8	47.5	45.4
Interest credited to policyholders’ account balances	20.9	21.8	41.7	44.4
Compensation and benefits	5.5	7.6	10.1	15.4
Commissions	11.7	6.7	22.0	16.3
Interest expense	0.5	0.5	1.0	1.1
Amortization of deferred policy acquisition costs and value of business acquired	11.1	12.4	22.5	26.0
Capitalization of deferred policy acquisition costs	(11.6)	(7.6)	(19.2)	(15.1)
Rent expense	1.1	.8	2.0	2.1
Other operating costs and expenses	9.6	2.9	17.4	6.5
Total benefits and other deductions	71.7	66.9	145.0	142.1

Earnings before income taxes	8.2	19.1	26.3	34.6
Income taxes	(2.4)	(5.7)	(8.3)	(10.2)

Net Earnings	$5.8	$13.4	$18.0	$24.4

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	498.5	495.8
Changes in capital in excess of par value	.7	.7
Capital in excess of par value, end of period	499.2	496.5

Retained earnings, beginning of year	107.9	67.8
Net earnings	18.0	24.4
Retained earnings, end of period	125.9	92.2

Accumulated other comprehensive loss, beginning of year	(11.1)	(5.6)
Other comprehensive loss	(14.0)	(28.4)
Accumulated other comprehensive loss, end of period	(25.1)	(34.0)

Total Shareholder’s Equity, End of Period	$602.5	$557.2

COMPREHENSIVE INCOME (LOSS)
Net earnings	$18.0	$24.4

Change in unrealized losses, net of reclassification adjustment	(14.0)	(28.4)
Other comprehensive loss	(14.0)	(28.4)

Comprehensive Income (Loss)	$4.0	$(4.0)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

Net earnings	$18.0	$24.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	41.7	44.4
Universal life and investment-type product policy fee income	(73.5)	(75.3)
Change in accrued investment income	(.4)	(.2)
Investment losses, net	4.1	2.3
Change in deferred policy acquisition costs and value of business acquired	3.2	10.9
Change in future policy benefits	2.9	14.7
Change in other policyholders liabilities	(6.4)	9.2
Change in income tax payable	15.1	10.2
Provision for depreciation and amortization	4.2	5.3
Dividend from AllianceBernstein	3.2	2.4
Other, net	3.6	(30.9)

Net cash provided by operating activities	15.7	17.4

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	150.8	140.6
Sales of investments	78.9	41.9
Purchases of investments	(201.4)	(252.4)
Other, net	(6.7)	(3.0)

Net cash provided by (used in) investing activities	21.6	(72.9)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	216.0	285.4
Withdrawals and transfers to Separate Accounts	(256.2)	(304.2)
Repayment of note to affiliate	(1.7)	(1.5)
Other, net	.7	.7

Net cash used in financing activities	(41.2)	(19.6)

Change in cash and cash equivalents	(3.9)	(75.1)
Cash and cash equivalents, beginning of year	58.8	129.7

Cash and Cash Equivalents, End of Period	$54.9	$54.6

Supplemental cash flow information:
Interest Paid	$1.0	$1.1
Schedule of non-cash financing activities:
Shared-based Programs	$.7	$.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)    BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented. These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2007” and “second quarter 2006” refer to the three months ended June 30, 2007 and 2006, respectively. The terms “first half of 2007” and “first half of 2006” refer to the six months ended June 30, 2007 and 2006, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)   ACCOUNTING CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, and as more fully described in Note 8 to the Financial Statements, MLOA adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. As a result of adopting FIN 48, no adjustment to the January 1, 2007 balance of retained earnings for unrecognized tax benefits was required for MLOA.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently assessing the potential impacts of adopting SFAS No. 159.

In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”. The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”). The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impacts of adopting SOP 07-1.

3)   INVESTMENTS

For the second quarter and first half of 2007 and of 2006, net investment income is shown net of investment expenses of $1.8 million, $3.7 million, $2.2 million and $3.6 million, respectively.

As of June 30, 2007 and December 31, 2006, fixed maturities classified as available for sale had amortized costs of $2,146.8 million and $2,167.3 million, respectively.

For the first half of 2007 and 2006, proceeds received on sales of fixed maturities classified as available for sale amounted to $38.2 million and $39.8 million, respectively. There were no gross gains and gross losses of $1.3 million and $1.0 million were realized on these sales for the first half of 2007 and 2006, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $33.1 million during first half of 2007, resulting in a net unrealized loss balance of $59.9 million at June 30, 2007.

Impaired mortgage loans without investment valuation allowances totaled $.3 million and $3.1 million at June 30, 2007 and December 31, 2006, respectively. There were no valuation allowances for mortgage loans in the first half of 2007 and of 2006.

During the first half of 2007 and 2006, respectively, MLOA’s average recorded investment in impaired mortgage loans was $1.9 million and $3.6 million. There was no interest income recognized on impaired mortgage loans for the first half of 2007 and 2006.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2007 and December 31, 2006, the carrying values of mortgage loans that had been classified as nonaccrual loans were zero and $2.8 million, respectively.

The following table presents MLOA’s investment in 1.2 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Six Months Ended June 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$49.8	$49.4
Equity in net earnings	2.8	2.3
Dividends received	(3.2)	(2.4)
Balances, End of Period	$49.4	$49.3

4)   VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset as of June 30, 2007 and December 31, 2006:

	Gross	Less:	Less:
	Carrying	Accumulated	Impact of
	Amount	Amortization (1)	Recapture (2)	Net
(In Millions)

VOBA
June 30, 2007	$416.5	$(89.8)	$(44.9)	$281.8

December 31, 2006	$416.5	$(83.9)	$(44.9)	$287.7

(1)	Includes reactivity to unrealized investment gains (losses).
(2)
Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level premium term insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

For the second quarter and first half of 2007 and of 2006, total amortization expense related to VOBA was $8.0 million, $17.5 million, $10.1 million and $21.9 million, respectively. VOBA amortization is estimated to range between $33.7 million and $25.1 million annually through 2011.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$.7	$.4	$1.1
Paid guarantee benefits	(.8)	-	(.8)
Other changes in reserve	1.0	-	1.0
Balance at June 30, 2007	$.9	$.4	$1.3

Balance at January 1, 2006	$.7	$.2	$.9
Paid guarantee benefits	(1.2)	-	(1.2)
Other changes in reserve	1.1	.1	1.2
Balance at June 30, 2006	$.6	$.3	$.9

Related GMDB reinsurance ceded amounts were:

	Six Months Ended June 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$.6	$.2
Paid guarantee benefits	(.1)	(.1)
Other changes in reserve	.3	.4
Balances. End of Period	$.8	$.5

The June 30, 2007 values for those variable annuity contracts in-force on that date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$158	$248	N/A	$30	$436
Separate Accounts	$770	$1,348	N/A	$176	$2,294
Net amount at risk, gross	$6	$160	N/A	$60	$226
Net amount at risk, net of amounts reinsured	$6	$70	N/A	$-	$76
Average attained age of contractholders	61.8	62.0	N/A	61.1	61.9
Percentage of contractholders over age 70	19.1%	18.0%	N/A	13.7%	18.2%
Range of contractually specified interest rates	N/A	N/A	N/A	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$30	N/A	$30
Separate Accounts	N/A	N/A	$176	N/A	$176
Net amount at risk, gross	N/A	N/A	$-	N/A	$-
Net amount at risk, net of amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years remaining until annuitization	N/A	N/A	5.2	N/A	5.2
Range of contractually specified interest rates	N/A	N/A	5.0%	N/A

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2007	2006
	(In Millions)
GMDB:
Equity	$1,894	$1,911
Fixed income	269	332
Balanced	53	55
Other	78	83
Total	$2,294	$2,381

GMIB:
Equity	$142	$136
Fixed income	25	28
Balanced	3	3
Other	6	5
Total	$176	$172

C)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At June 30, 2007 and December 31, 2006, MLOA had liabilities of $.5 million in both periods, for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

6)        RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $12.1 million, $24.1 million, $14.0 million and $28.4 million for the second quarter and first half of 2007 and of 2006, respectively. At June 30, 2007 and December 31, 2006, MLOA reported a payable to AXA Equitable in connection with its service agreement of $4.3 million and $5.4 million, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements were $.6 million, $1.1 million, $.6 million and $1.1 million for the second quarter and first half of 2007 and of 2006, respectively. There were no intercompany payables related to these agreements at June 30, 2007 and December 31, 2006.

7)        SHARE-BASED COMPENSATION

For the second quarter and first half of 2007 and of 2006, MLOA recognized compensation cost of $.5 million, $.7 million, $.3 million and $.7 million, respectively, for share-based payment arrangements. Effective January 1, 2006, MLOA adopted SFAS No. 123(R), “Share-Based Payment,” that required compensation costs for these programs to be recognized in the financial statements on a fair value basis.

8)   INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the amount of unrecognized tax benefits was $17.0 million. At January 1, 2007 all of the unrecognized tax benefits would affect the effective tax rate. At June 30, 2007, the total amount of unrecognized tax benefits was $18.6 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at June 30, 2007 and January 1, 2007 were $7.8 million and $6.2 million, respectively. During second quarter and first half of 2007, MLOA recognized $.8 million and $1.6 million, respectively, in interest related to unrecognized tax benefits and classified these amounts in tax expense.

The IRS is currently examining MONY Companies’ consolidated Federal corporate income tax returns for 2002 through the date of acquisition by AXA Financial. MONY Companies’ tax years 1994 through 1997 are currently under review by the Appeals Office of the IRS. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceedings. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

A number of lawsuits have been filed against life and health insurers in the jurisdictions in which MLOA does business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. MLOA, like other life and health insurers, from time to time is involved in such litigations. Some of these actions and proceedings filed against MLOA have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on MLOA’s financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Earnings before income taxes were $26.3 million for the first half of 2007, a decrease of $8.3 million from earnings of $34.6 million for the first half of 2006. Net earnings were $18.0 million for the first half of 2007, $6.4 million lower than the $24.4 million reported for the first half of 2006.

Revenues. Total revenues for the first half of 2007 decreased $5.4 million as compared to the first half of 2006.

Benefits and Other Deductions. Total benefits and other deductions for the first half of 2007 increased $2.9 million to $145.0 million from $142.1 million for the first half of 2006.

Compensation and benefits decreased $5.3 million to $10.1 million for the first half of 2007 from $15.4 million for the first half of 2006, principally due to a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable.

Commissions increased $5.7 million to $22.0 million principally due to an increase in first year commissions due to a new variable life product introduced in September 2006.

Amortization of DAC and VOBA decreased $3.5 million to $22.5 million for the first half of 2007 principally due to the decrease in VOBA amortization due to higher death claims from the variable life product.

Capitalization of DAC increased $4.1 million to $19.2 million primarily due to respective increases of $1.6 and $2.5 million in first year commissions and deferrable expenses due to sales of the new variable life product introduced in September 2006.

Other operating costs and expenses totaling $17.4 million for first the half of 2007 increased by $10.9 million from $6.5 million for the first half of 2006 principally due to an increase in distribution fees to AXA Network of $4.3 million related to the new variable life product introduced in September 2006 and premium taxes of $1.9 million.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products, for the first half of 2007 decreased by $10.5 million from the first half of 2006 to $164.5 million. The decrease was attributable to a reduction in renewals of life insurance and annuity products of $7.7 million and $8.6 million, respectively, partially offset by an increase in sales of new life insurance products of $5.8 million.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $394.4 million for first half of 2006 to $399.2 million for first half of 2007 with an increase of $10.6 million reported for variable and interest-sensitive life policies partially offset by a decrease in individual annuities of $5.8 million. The annualized annuities surrender rate increased to 18.2% in the 2007 period from 17.1% in the 2006 period, while the variable and interest-sensitive life surrender rates showed an increase from 8.93% in the 2006 period to 9.76% in the 2007 period. The increase in surrenders of variable and interest-sensitive life policies was due to $66.3 million of COLI surrenders in the first half of 2007 compared to $59.3 million in the first half of 2006. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures are effective. There has been no change in MLOA’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

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

Date:	August 13, 2007	MONY LIFE INSURANCE COMPANY OF AMERICA

By:
/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and Chief Financial Officer

Date:	August 13, 2007		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and Controller