Form 10-K
period 2007-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2008-03-13
CIK 835357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-65423
MONY LIFE INSURANCE COMPANY OF AMERICA
(Exact name of registrant as specified in its charter)

Arizona	86-0222062
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 554-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”,  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2007.

As of March 12, 2008, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	1-1
	Overview	1-1
	Products	1-1
	Competition	1-3
	Regulation	1-3
	Employees	1-4
	Parent Company	1-4
	Other Information	1-5
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	Submission of Matters to a Vote of Security Holders*	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data*	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management Narrative”)	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	9-1
Item 9A(T).	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance*	10-1
Item 11.	Executive Compensation*	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	13-1
Item 14.	Principal Accounting Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures	S-1
Index to Exhibits	E-1

*Omitted pursuant to General Instruction I to Form 10-K

i

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  MONY Life Insurance Company of America assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in part I, Item 1A of MLOA Life Insurance Company of America’s Annual Report on form 10-K for the year ended December 31, 2007 and elsewhere in this report.

  ii

Part I, Item 1.

BUSINESS1

OVERVIEW

MONY Life Insurance Company of America (“MLOA”) is an Arizona stock life insurance company and a wholly owned subsidiary of MONY Life Insurance Company (“MONY Life”).  MLOA’s primary business is to provide life insurance and annuity products to both individuals and businesses.  MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico.  As of December 31, 2007, MLOA had approximately 209,500 insurance policies and annuity contracts in force.

MONY Life is an indirect wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”) and AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies.  AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and files annual reports on Form 20-F.  For additional information regarding AXA, see “Parent Company”.

PRODUCTS

Prior to the MONY Acquisition, MLOA offered a broad portfolio of life insurance products consisting primarily of variable life and interest-sensitive life insurance products (including group interest-sensitive life insurance products).  In addition, MLOA has offered whole life and a variety of term life insurance products.  MLOA has also offered a variety of annuity products, such as variable annuities, fixed deferred annuities and payout annuities.  For additional information regarding certain features of MLOA’s variable annuity products, see Note 6 of Notes to Financial Statements.

In connection with the integration of the MONY Companies with AXA Financial, management evaluated the products sold by MLOA as part of an overall review of insurance products offered by AXA Equitable and AXA Financial’s other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group.  This evaluation resulted in the discontinuation by MLOA in 2005 of new sales of life insurance and annuity products, except for certain variable and fixed annuities in limited markets, interest-sensitive whole life insurance and group term life insurance.  In 2006, MLOA launched a new variable life product that has been approved for sale in most states.  Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which MLOA will offer other products in the future.

Variable life and variable annuity contractholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts.  The investment options available to MLOA’s variable life and variable annuity contractholders are comprised of the proprietary fund families of EQ Advisors Trust, AXA Premier VIP Trust and various non-proprietary fund families.  MLOA’s variable life insurance contracts had 92 investment options and MLOA’s variable annuity contracts had 57 investment options as of December 31, 2007.  Depending on the investment options available under the specific contract, variable contractholders may allocate their funds among a wide variety of these investment options.

1 As used in this Form 10-K, the term “AXA Financial Group” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 and its consolidated subsidiaries, including AXA Equitable Life Insurance Company (“AXA Equitable”). The term “MONY” refers to The MONY Group Inc., a Delaware corporation acquired by AXA Financial on July 8, 2004 that merged with and into AXA Financial on July 22, 2004 (the “MONY Acquisition”), and the term “MONY Companies” means MONY Life, MLOA, U.S. Financial Life Insurance Company and the other subsidiaries of MONY acquired by AXA Financial in the MONY Acquisition.   The term “Separate Accounts” refers to the separate account investment assets of MLOA excluding the assets held in those separate accounts on which MLOA bears the investment risk.  The term “General Account Investment Assets” refers to assets held in the General Account associated with MLOA’s continuing operations.

1-1

Distribution

MLOA’s annuity and life insurance products are distributed through financial professionals associated with AXA Advisors, LLC, an affiliated broker-dealer, and AXA Network, LLC, an affiliated insurance agency.  As of December 31, 2007, AXA Advisors, LLC and AXA Networks, LLC had approximately 6,030 financial professionals.

MLOA also distributes its products on a wholesale basis through AXA Distributors, LLC, AXA Financial Group’s wholesale distribution company, to third-party broker-dealers and insurance brokerage general agencies.

Reinsurance

MLOA reinsures most of its variable life, interest-sensitive life and term life insurance policies on an excess of retention basis.  In 2007, MLOA generally retained up to a maximum of $4 million of risk on single-life policies and up to a maximum of $6 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $25 million of risk on single-life policies and up to a maximum of $30 million on second-to-die policies.  For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is typically sought.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by MLOA in exchange for an agreed-upon premium.  MLOA is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.1% of the total policy life reserves of MLOA.

MLOA also continues to reinsure a percentage of its exposure on variable annuity products that provide guaranteed minimum income benefit (“GMIB”) features and/or guaranteed minimum death benefit (“GMDB”) features.  At December 31, 2007, MLOA had fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 9.0% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2007.  A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations.  MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

MLOA does not assume reinsurance from any other insurance company.  For additional information about reinsurance strategies implemented by MLOA, see Note 7 of Notes to Financial Statements.

General Account Investment Portfolio.   The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2007:

MONY Life Insurance Company of America
General Account Investment Assets
Net Amortized Cost(1)
(Dollars in Millions)

	Amount	% of Total

Fixed maturities	$2,083.1	83.6%
Mortgages	203.8	8.2
Other invested assets	53.1	2.1
Policy loans	116.0	4.7
Cash and short-term investments (2)	35.7	1.4
Total	$2,491.7	100.0%

(1)	Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2)	Comprised of cash and short-term investments included within the “Cash and cash equivalent” caption offset by negative cash balances reported in Other liabilities on the balance sheet.

As part of MLOA’s investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance.  This internal review process culminates with a quarterly review of assets by the Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

1-2

COMPETITION

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products that have been provided by MLOA.  Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  The principal competitive factors affecting MLOA’s business are financial and claims-paying ratings; size; product quality, range, features/functionality and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; and reputation and quality of service; and, with respect to variable insurance and annuity products, investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies.  As of March 10, 2008 the financial strength or claims-paying rating of MLOA was “AA-” from Standard & Poor's Corporation (3rd highest of 21 ratings; with stable outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).

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

Holding Company and Shareholder Dividend Regulation.  Several states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance.  In 2007, MLOA did not make any shareholder dividend payments.

Federal Tax Initiatives.  Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways.  There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect MLOA.  In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes (“GST”) as well as one year of estate and GST repeal (in 2010) before returning to 2001 law for the year 2011 and thereafter.  Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes or significantly increasing exemption amounts and lowering rates.  If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning.

Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products.  These provisions, which were to expire after 2010, have now been made permanent.  In 2003, reductions to income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates.  While set to expire after 2010, there are proposals to extend or make such reduced rates permanent.  Federal legislative proposals relating to the creation of new tax-favored savings accounts have been made for several years.  Recently finalized Treasury regulations modify the rules for nonqualified deferred compensation and qualified plans (including tax sheltered annuities).

1-3

Proposed legislation, to the extent enacted or adopted, and the complexity of recent Treasury regulations, could adversely affect certain sales of life insurance as well as the attractiveness of certain qualified plan arrangements, and the use of cash value life insurance and annuities for such arrangements.  The U.S. Congress may also consider proposals for the comprehensive overhaul of the Federal tax law, which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products.  For example, in November 2005, The President’s Advisory Panel on Federal Tax Reform announced its tax reform options that, if enacted by Congress, would make sweeping changes to many longstanding tax rules.  These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products.  Management believes that the enactment of these options into law in their current or similar form would adversely affect sales, funding and persistency of cash value life insurance and deferred annuity products.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other proposals or legislation, if any, may be introduced or enacted relating to MLOA’s business or what the effect of any such legislation might be.

Securities Laws.  MLOA and certain policies and contracts offered by MLOA are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the “SEC”) and under certain state securities laws.  The SEC conducts regular examinations of MLOA’s operations, and from time to time makes requests for particular information from MLOA.  The SEC and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, issuance of cease-and-desist orders or other sanctions.  Sales of variable insurance and annuity products are regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), the successor to the National Association of Securities Dealers, Inc.  The SEC, FINRA and other regulators have from time to time investigated certain sales practices involving certain sales of variable annuities and transactions in which an existing variable annuity is replaced by, or exchanged for, a new variable annuity.  Certain Separate Accounts of MLOA are registered as investment companies under the Investment Company Act of 1940, as amended.  Separate Account interests under certain annuity contracts and insurance policies issued by MLOA are also registered under the Securities Act of 1933, as amended.

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

PARENT COMPANY

AXA, the ultimate parent company of MLOA, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business.  AXA is one of the world’s largest insurance groups, operating primarily in Western Europe, North America, and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East and Africa.  AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to MLOA.

1-4

OTHER INFORMATION

All of MLOA’s officers, including its chief executive officer, chief financial officer and controller, are subject to the Policy Statement on Ethics (the “Code”), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on AXA Financial’s website at www.axa-financial.com.  MLOA intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and controller by posting such information on AXA Financial’s website at the above address.

1-5

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This “Risk Factors” section provides a summary of some of the significant risks that could affect our business, financial condition or results of operations.  In this section, the terms “we,” “us” and “our” refer to MONY Life Insurance Company of America

Equity market declines and volatility may adversely impact our profitability.

Declines or volatility in equity markets can negatively impact the investment returns we earn in those markets as well as our business and profitability.  Examples of the effects of declines or volatility in equity markets include the following:

•
Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts could reduce the amount of revenue we derive from fees charged on those account values;

•
Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts that provide guaranteed benefits would increase the size of our potential obligations related to such guaranteed benefits.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements;

•	Increased volatility of equity markets may result in changes to the fair value of our GMIB reinsurance contracts, which could result in increased volatility of our earnings;

•
Increased volatility of equity markets may increase surrenders and withdrawals of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to less volatile investment options (which may have lower fees), which could negatively impact our future profitability;

•	Equity market declines could negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our capital; and

•
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

Interest rate fluctuations may adversely affect our margins on annuity and life insurance contracts and increase surrenders, withdrawals and other benefit payouts from those contracts.

Our margin or “spread” on interest-sensitive life insurance and annuity contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts.  This spread is a significant part of our earnings.

If interest rates fall and remain at significantly lower levels, our portfolio earnings will decline over time.  Our ability to pass through the affects of such a decline to contract owners is limited by the minimum interest rates that we guarantee on interest-sensitive life insurance and annuity contracts.  Currently, we are at or near the minimum interest rate that we guarantee on several of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts to deteriorate and possibly become negative which could have a material adverse effect on our profitability.  Also, such a fall in interest rates could result in increased reserve requirements for those contracts.  Such a fall in interest rates would also increase the cost of providing benefits on variable annuities, such as GMIB and GMDB.

A rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders of our interest-sensitive life insurance and annuity contracts.  In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits.  Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts.  Also, a high level of surrenders associated with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

1A-1

An overall economic downturn could adversely affect our revenues and financial position.

An overall economic downturn could negatively affect the value of our portfolio investments, reduce new sales of our products and increase surrenders and withdrawals from our existing life insurance and annuity contracts.  In particular, an overall economic downturn could significantly affect the value of our portfolio investments since the majority of our portfolio is invested in bonds and mortgage loans that may suffer an increased default rate and may cause credit deterioration during such a downturn.  Reductions in the value of our portfolio investments and reduced sales of our products coupled with increased surrenders and withdrawals from our existing contracts could adversely affect our revenues and financial position.

An overall economic downturn could also result in higher financing costs and could increase the cost of our risk mitigation techniques that could result in certain of our products becoming less profitable.  These circumstances may cause us to modify certain product features or to cease offering these products.

Capital market conditions may adversely impact our regulatory capital requirements.

MLOA is subject to the regulatory capital requirements of Arizona, which are designed to monitor capital adequacy.  Regulatory capital requirements may increase, possibly significantly, during periods of declining equity markets and/or lower interest rates.  Management monitors capital requirements on an ongoing basis and believes that MLOA has (or has the ability to meet) the necessary capital resources to support its business.  However, to the extent such capital requirements are not met, our business and results of operations could be adversely affected.  Insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose regulatory capital levels fail to meet statutory minimums, including the authority to limit or prohibit the issuance of new business.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Some of our investments are relatively illiquid.

Certain of our investments in privately placed fixed maturity securities, mortgage loans, and equity real estate and limited partnership interests are relatively illiquid.  These asset classes represented 30% of the carrying value of our total cash and invested assets as of December 31, 2007.  If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, claims experience and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves resulting in a charge to our earnings.

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

We also rely on third parties to whom we outsource certain technology platforms, information systems and administrative functions.  If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated, such vendors’ internal controls fail or are inadequate, or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage.  Furthermore, losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could adversely impact our business and results of operations.

Our reinsurance programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

In the normal course of business, we seek to reduce some of the risks to which our business is subject through our reinsurance programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.  We utilize reinsurance to mitigate certain of the risks that we face, principally in our life insurance and annuity products with regard to mortality, and in our annuity products with regard to GMDB and GMIB product features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could negatively impact our results of operations and financial condition.  See “Business – Reinsurance” and Note 7 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

1A-2

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

We reinsure a significant amount of the mortality risk on fully underwritten individual life insurance contracts.  We regularly review retention limits for continued appropriateness and they may be changed in the future.  If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers.  Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers not willing to offer coverage.  If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life.  If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Our earnings are impacted by DAC and VOBA calculations that are based on estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates may result in an acceleration in DAC and VOBA amortization, which could negatively impact our earnings for the period in which the estimates are revised.

A downgrade in our financial strength and claims-paying ratings could adversely affect our business and results of operations.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  A downgrade in these ratings could adversely affect our business and results of operations by increasing surrenders and withdrawals from our contracts.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of our ratings.

We may not be able to protect our intellectual property and may be subject to infringement claims by a third party.

We rely on a combination of contractual rights, copyright, trademark, and trade secret laws to establish and protect our intellectual property.  Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property.  The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features.  In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes.  If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, results of operations and financial condition.

1A-3

Legal and regulatory actions could have a material adverse effect on our businesses.

A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents and other matters.  Some of these lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.

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

In addition to the litigation described above, examinations by Federal and state regulators and other governmental agencies could result in adverse publicity, sanctions, fines and other costs.  At this time, management cannot predict what actions regulators may take or what the impact of such actions might be.  Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters.  For further information, see “Business - Regulation” .

We may be adversely affected to the extent that we face increased regulation, changes in regulations and/or heightened regulatory scrutiny.

We are subject to extensive regulation and supervision by the insurance regulators in all states (other than New York), the District of Columbia and Puerto Rico.  In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws.  Federal and state regulators regularly propose new legislation, regulations or amend existing legislation and/or regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures.  As an example, if enacted, recent proposed federal legislation would require insurance companies to provide certain information relative to Holocaust-era insurance policies sold in Europe and certain other jurisdictions to a federal registry administered by the Department of Commerce.  The proposed legislation would also create a federal cause of action for covered claims against insurance companies in the United States.  The ability of AXA and its European affiliates to comply may be impacted by various factors including the availability of relevant information after the passage of more than 50 years and privacy laws in effect in various European countries.  If the legislation is ultimately enacted, any failure to comply could result in fines, state regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including MLOA and other members of AXA Financial Group, even though MLOA and none of the members of AXA Financial Group controls AXA, and litigation.  To the extent that the amount of regulatory scrutiny or the amount of regulation and/or regulatory activism continues to increase, it could significantly impact our business and our costs of compliance will increase.  Such increases in our compliance obligations could materially increase our costs, make products more difficult to sell and adversely affect our earnings or otherwise materially adversely affect our business.  For additional information, see “Business – Regulation”.

Changes in U.S. tax laws and regulations may adversely affect our profitability.

Currently, special U.S. tax law provisions apply to life insurance and annuity products.  Our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings, retirement funding and taxation.  Adverse changes could include the introduction of taxation of annual increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  For additional information, see “Business – Regulation – Federal Tax Initiatives”.

Changes in accounting standards could have a material adverse effect on our results of operations and/or financial position.

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

1A-4

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

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes, computer virus, could have an adverse effect on our business in several respects:

•
We could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events.  Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities.  Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.

•
The occurrence of a pandemic disease such as the Avian Influenza Virus (H5N1) could have a material adverse effect on our liquidity and operating results due to increased mortality and, in certain cases, morbidity rates.

•
The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event which results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

•
A terrorist attack on the financial services industry in the United States could have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

Our policies and procedures to identify, monitor and manage risks may not be fully effective.  Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models.  As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

1A-5

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None
.

1B-1

Part I, Item 2.

PROPERTIES

MLOA does not lease or own space for its operations.  Facilities are provided to MLOA for the conduct of its business pursuant to service agreements with affiliated companies.  For additional information, see Note 8 of Notes to Financial Statements.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 15 of Notes to Financial Statements for the year ended December 31, 2007 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA’s outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities.  MLOA did not pay any shareholder dividends in 2007 or 2006.  Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I to Form 10-K.

6-1

Part II, Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is omitted pursuant to General Instruction I (2)(a) of Form 10-K.  The management narrative for MLOA that follows should be read in conjunction with the financial statements and related notes and information discussed under “Forward-looking Statements” and “Risk Factors” included elsewhere in this Form 10-K.

GENERAL

The earnings narrative that follows discusses the results for 2007 compared to the 2006 results.

RESULTS OF OPERATIONS

Earnings before income taxes decreased $41.9 million to $14.8 million in 2007 as compared to $56.7 million reported in 2006.  Net earnings decreased $26.4 million to $13.7 million in 2007 as compared to $40.1 million reported in 2006.

Revenues.  Total revenues decreased $17.7 million to $337.9 million in 2007 as compared to $355.6 million reported in 2006.

Variable life and investment-type policy fee income increased $10.7 million to $160.7 million in 2007 as compared to the $150.0 million reported in 2006.  The increase was principally due to higher amortization of the initial fee liability due to the unlocking of lapse assumptions partially offset by $3.5 million lower surrender charges.

Investment losses, net increased $20.8 million to $(22.0) million in 2007 as compared to $(1.2) million in 2006 primarily due to higher impairments on fixed maturities ($19.8 million in 2007 as compared to $3.7 million in 2006) and to $2.2 million in losses on sales of fixed maturities as compared to gains of $1.4 million in 2006.

Benefits and Other Deductions.  Total benefits and other deductions increased $24.2 million to $323.1 million in 2007 as compared to $298.9 million reported in 2006.

Interest credited to policyholders’ account balances decreased $6.6 million to $79.5 million in 2007 as compared to $86.1 million reported in 2006, principally due to lower average account balances on annuity products partially offset by higher balances on life products.

Compensation and benefits decreased $6.0 million to $21.4 million in 2007 as compared to $27.4 million in 2006, principally due to a decrease in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable.

Commissions increased $8.2 million to $44.9 million in 2007 as compared to $36.7 million in 2006 principally due to higher first year commissions related to sales of the variable life product.

Amortization of DAC and VOBA increased $18.8 million to $74.2 million in 2007 as compared to $55.4 million reported in 2006.  The increase was principally due to $15.3 million increase in VOBA amortization due to the impact of the unlocking of future lapse assumptions.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $1.9 million net decrease in DAC amortization and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $1.8 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC capitalization increased $9.2 million to $36.4 million in 2007 as compared to $27.2 million reported in 2006.  The higher capitalization was principally due to a $9.3 million increase in deferrable costs related to sales of the variable life product.

Other operating costs and expenses increased $17.3 million to $33.8 million in 2007 as compared to $16.5 million reported in 2006 principally due to a $10.9 million increase in distribution fees paid to AXA Network related to the variable life product, $2.3 million higher premium taxes and a $1.0 million increase in software expense.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products decreased $10.5 million to $319.4 million in 2007 as compared to $329.9 million reported in 2006.  The decrease was attributable to $6.6 million lower first year sales of other life insurance products and lower renewals of life insurance and annuity products of $17.3 million and $13.4 million, respectively, partially offset by higher sales of the variable life product.

7-1

Surrenders and Withdrawals.   Surrenders and withdrawals increased $21.3 million to $791.2 million in 2007 as compared to $769.9 million in 2006 as the $31.8 million increase in individual annuities surrenders and withdrawals was offset by a $10.4 million decrease for variable and interest-sensitive life policies.  The annuities surrender rate increased to 19.9% in 2007 from 18.4% in 2006, while the variable and interest-sensitive life surrender rates increased from 8.27% in 2006 to 9.59% in 2007.  The surrenders of BOLI/COLI variable and interest-sensitive life products totaled $123.5 million in 2007 as compared to $98.8 million in 2006.  The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

LIQUIDITY AND CAPITAL RESOURCES

MLOA’s principal sources of cash flows are premiums and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities and other General Account Investment Assets and capital contributions from MONY Life.

MLOA’s liquidity requirements principally relate to the payment of benefits under its various life insurance and annuity products, cash payments in connection with policy surrenders, withdrawals and loans and payment of its operating expenses, including debt service on its note payable to an affiliate.

Sources of Liquidity.  MLOA’s primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2007, this asset pool included an aggregate of $47.8 million in highly liquid short-term investments, as compared to $55.5 million at December 31, 2006.  In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA’s liquidity needs.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy MLOA’s liquidity needs.

MLOA is subject to the regulatory capital requirements of Arizona, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  As of December 31, 2007, the total adjusted capital of MLOA was in excess of Arizona’s regulatory capital requirements.  Management monitors capital requirements on an ongoing basis and believes that MLOA has (or has the ability to meet) the necessary capital resources to support its business.  For additional information, see “Item 1A – Risk Factors”.

Management continues to evaluate the products sold by MLOA as part of an ongoing review of products offered by AXA Equitable and AXA Financial’s other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group.

SUPPLEMENTARY INFORMATION

At December 31, 2007, MLOA had a $27.3 million, 6.8% note payable outstanding with MONY Benefits Management Corp. (“MBMC”), an affiliate, which matures on March 5, 2014.  Principal and interest are payable quarterly to MBMC.

A schedule of future payments under certain of MLOA’s contractual obligations follows:

Contractual Obligations – December 31, 2007
(In Millions)

		Payments Due by Period
		Less than			Over
	Total	1 year	1 – 3 years	4 – 5 years	5 years

Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholders liabilities (1)	$3,878.1	$212.4	$402.0	$383.7	$2,880.0
Note payable to affiliate	27.3	3.6	8.1	9.2	6.4

Total Contractual Obligations	$3,905.4	$216.0	$410.1	$392.9	$2,886.4

(1)
Policyholders liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts.  These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the MLOA experience and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA.  These amounts are undiscounted and, therefore, exceed the Policyholders’ account balances and Future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere herein.  They do not reflect projected recoveries from reinsurance agreements.  Due to the use of assumptions, actual cash flows will differ from these estimates (see “Critical Accounting Estimates - Future Policy Benefits”).  Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

7-2

Not included in the above table were the $17.9 million of unrecognized tax benefits at December 31, 2007.

Interest on the note payable to affiliate will be approximately $1.7 million, $1.5 million, $1.2 million, $0.9 million and $0.6 million in 2008, 2009, 2010, 2011 and 2012, respectively.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2007 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages.  Information on these contingent commitments can be found in Notes 5, 8 and 15 of Notes to Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES

MLOA’s management narrative is based upon MLOA’s financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, MLOA evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits and related expenses.  MLOA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

MLOA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Investments – MLOA records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary.  Identifying those situations requires management's careful consideration of the facts and circumstances including, but not limited to, the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as MLOA’s ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value.  The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

Recognition of Insurance Revenues and Related Expenses – Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums.  Profits on variable life and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins.  This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization of policy acquisition costs.   Trends in the general population and MLOA’s own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC and VOBA – For variable life and investment-type contracts, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges.  Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised.  Additionally, the level of operating expenses that can be deferred is another significant factor in MLOA’s reported profitability in any given period.  VOBA was recorded in conjunction with the MONY Acquisition and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

7-3

Future Policy Benefits – Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses.  Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates.  Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses.

Pension Cost – Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 8 of Notes to Financial Statements).  Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits.  Each cost component is based on the affiliated companies’ best estimate of long-term actuarial and investment return assumptions.  Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

Purchase Adjustments – The determination of the purchase adjustments relating to investments reflects management’s reliance on independent price quotes where available.  Other purchase adjustments required significant management estimates and assumptions.  The purchase adjustments related to VOBA and liabilities, including policyholder reserves, required management to exercise judgment to assess the value of these items.  MLOA’s purchase adjustments resulted in a revalued balance sheet, which may result in future earnings trends that differ significantly from historical trends.

Share-based and Other Compensation Programs – Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 8 of Notes to Financial Statements).  Prior to the adoption of SFAS No. 123(R) on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date.  Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares.  In connection with the adoption of SFAS No. 123(R), AXA Financial Group began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period.  Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

Income Taxes –  Income taxes represent the net amount of income taxes that MLOA expects to pay to or receive from various taxing jurisdictions in connection with its operations. MLOA provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. MLOA’s accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and in evaluating our tax positions including evaluating uncertainties under FIN 48, Accounting for Uncertainty in Income Taxes. Under FIN 48, MLOA determines whether it is more likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

We review our tax positions quarterly and adjust the balances as new information becomes available.

7-4

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

MLOA’s operations are subject to financial, market, political and economic risks, as well as to risks inherent in the business operations.  The discussion that follows provides additional information on market risks arising from its insurance asset/liability management activities.  Primary market risk exposure results from interest rate fluctuations and changes in credit quality.

MLOA’s results of operations significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products.  Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return.  Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors.  See the “Investments” section of Note 3 of Notes to Financial Statements for the accounting policies for the investment portfolios.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks.  Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.  As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

MLOA’s assets with interest rate risk include fixed maturities and mortgage loans that make up 88.8% of the carrying value of General Account Investment Assets at December 31, 2007.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2007 and 2006 would have on the fair value of fixed maturities and mortgage loans:

	December 31, 2007		December 31, 2006
	Fair Value	Balance After +100 Basis Point Change	Fair Value	Balance After +100 Basis Point Change
	(In Millions)

Fixed maturities	$2,027.6	$1,932.7	$2,140.6	$2,039.8
Mortgage loans on real estate	205.2	199.0	220.0	212.7
Total	$2,232.8	$2,131.7	$2,360.6	$2,252.5

A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

At years end 2007 and 2006, respectively, the aggregate carrying value of policyholders’ liabilities were $2,268.4 million and $2,413.0 million, approximately $2,104.1 million and $2,243.8 million of which liabilities are reactive to interest rate fluctuations. The aggregate fair value of such contracts at years end 2007 and 2006 were $2,175.4 million and $2,327.8 million, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts to $2,230.9 million and $2,425.9 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

Asset/liability management is integrated into many aspects of MLOA’s operations, including investment decisions, product development and determination of crediting rates.  As part of the risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows.  Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.  On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to MLOA with respect to interest rate movements of 100 basis points from year-end 2007 levels.

7A-1

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

MONY LIFE INSURANCE COMPANY OF AMERICA

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
MONY Life Insurance Company of America

In our opinion, the accompanying balance sheets and the related statements of earnings, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”).  at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007, for share-based compensation on January 1, 2006 and for defined benefit pension and other postretirement plans on December 31, 2006.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2008

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$2,027.7	$2,140.6
Mortgage loans on real estate	203.8	219.2
Policy loans	116.0	105.1
Other invested assets	53.1	53.4
Total investments	2,400.6	2,518.3
Cash and cash equivalents	52.5	58.8
Amounts due from reinsurers	136.4	136.2
Deferred policy acquisition costs	145.0	123.0
Value of business acquired	232.9	287.7
Other assets	26.3	30.6
Separate Accounts’ assets	3,009.5	3,289.0

Total Assets	$6,003.2	$6,443.6

LIABILITIES
Policyholders’ account balances	$1,915.3	$2,057.6
Future policy benefits and other policyholders liabilities	353.1	355.4
Other liabilities	46.8	48.3
Note payable to affiliate	27.3	30.6
Income taxes payable	51.9	64.9
Separate Accounts’ liabilities	3,009.5	3,289.0
Total liabilities	5,403.9	5,845.8

Commitments and contingent liabilities (Notes 2, 5, 9, 14 and 15)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	501.7	498.5
Retained earnings	121.6	107.9
Accumulated other comprehensive loss	(26.5)	(11.1)
Total shareholder’s equity	599.3	597.8

Total Liabilities and Shareholder’s Equity	$6,003.2	$6,443.6

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005
	(In Millions)

REVENUES
Variable life and investment-type product policy fee income	$160.7	$150.0	$168.3
Premiums	45.8	49.9	53.8
Net investment income	137.3	141.4	135.0
Investment losses, net	(22.0)	(1.2)	(2.2)
Other income	16.1	15.5	22.0
Total revenues	337.9	355.6	376.9

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	100.1	98.1	99.5
Interest credited to policyholders’ account balances	79.5	86.1	99.9
Compensation and benefits	21.4	27.4	33.4
Commissions	44.9	36.7	72.9
Interest expense	2.0	2.2	1.6
Amortization of deferred policy acquisition costs and value of business acquired	74.2	55.4	41.2
Capitalization of deferred policy acquisition costs	(36.4)	(27.2)	(78.1)
Rent expense	3.6	3.7	10.5
Other operating costs and expenses	33.8	16.5	38.0
Total benefits and other deductions	323.1	298.9	318.9

Earnings before income taxes
before income taxes	14.8	56.7	58.0
Income taxes	(1.1)	(17.3)	(16.7)

Earnings from continuing operations	13.7	39.4	41.3
Gain on disposal of discontinued operations, net of income taxes	-	.7	-

Net Earnings	$13.7	$40.1	$41.3

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning and end of year	$2.5	$2.5	$2.5

Capital in excess of par value, beginning of year	498.5	495.8	495.8
Changes in capital in excess of par value	3.2	2.7	-
Capital in excess of par value, end of year	501.7	498.5	495.8

Retained earnings, beginning of year	107.9	67.8	26.5
Net earnings	13.7	40.1	41.3
Retained earnings, end of year	121.6	107.9	67.8

Accumulated other comprehensive loss, beginning of year	(11.1)	(5.6)	14.9
Other comprehensive loss	(15.4)	(5.5)	(20.5)
Accumulated other comprehensive loss, end of year	(26.5)	(11.1)	(5.6)

Total Shareholder’s Equity, End of Year	$599.3	$597.8	$560.5

	2007	2006	2005
	(In Millions)

COMPREHENSIVE (LOSS) INCOME
Net earnings	$13.7	$40.1	$41.3

Change in unrealized losses, net of reclassification adjustment	(15.4)	(5.5)	(20.5)
Other comprehensive loss	(15.4)	(5.5)	(20.5)

Comprehensive (Loss) Income	$(1.7)	$34.6	$20.8

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In Millions)

Net earnings	$13.7	$40.1	$41.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	79.5	86.1	99.9
Variable life and investment-type product policy fee income	(160.7)	(150.0)	(168.3)
Change in accrued investment income	2.1	(.7)	(1.8)
Investment losses, net	22.9	1.2	2.2
Change in deferred policy acquisition costs and value of business acquired	37.8	28.2	(36.9)
Change in future policy benefits	15.9	25.7	67.5
Change in other policyholders liabilities	(8.0)	17.0	(10.0)
Change in income tax payable	(3.7)	17.3	16.7
Provision for depreciation and amortization	7.7	12.1	14.1
Gain on disposal of discontinued operations	-	(.7)	-
Gain on recapture from reinsurance from USFL	-	-	(.6)
Dividend from AllianceBernstein	6.4	4.8	3.8
Other, net	7.4	(16.3)	(26.7)

Net cash provided by operating activities	21.0	64.8	1.2

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	261.1	299.8	220.9
Sales of investments	69.0	61.1	53.4
Purchases of investments	(260.4)	(414.8)	(366.2)
Other, net	(14.8)	(10.3)	(3.3)

Net cash provided by (used in) investing activities	54.9	(64.2)	(95.2)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	334.0	392.9	521.4
Withdrawals and transfers to Separate Accounts	(416.0)	(463.9)	(505.7)
Repayments of note to affiliate	(3.4)	(3.2)	(3.0)
Proceeds received from recapture of reinsurance with USFL	-	-	12.2
Other, net	3.2	2.7	-

Net cash (used in) provided by financing activities	(82.2)	(71.5)	24.9

Change in cash and cash equivalents	(6.3)	(70.9)	(69.1)
Cash and cash equivalents, beginning of year	58.8	129.7	198.8

Cash and Cash Equivalents, End of Year	$52.5	$58.8	$129.7

Supplemental cash flow information:
Interest Paid	$2.0	$2.2	$2.4
Schedule of non-cash financing activities:
Shared-based Programs	$3.1	$2.7	$-

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS

1)       ORGANIZATION

MONY Life Insurance Company of America (“MLOA”) is an Arizona stock life insurance company.  MLOA’s primary business is to provide life insurance and annuity products to both individuals and businesses.  MLOA is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”).  MONY Life is a wholly owned subsidiary of AXA Equitable Financial Services, LLC, which is a downstream holding company of AXA Financial, Inc. (“AXA Financial” and together with its consolidated subsidiaries “AXA Financial Group”).

2)       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.

The years “2007”, “2006” and “2005” refer to the years ended December 31, 2007, 2006 and 2005, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform to the current presentation.

Accounting Changes

Effective January 1, 2007, and as more fully described in Note 11 to the Financial Statements, MLOA adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50% likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes.  FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods.  In addition, annual disclosures with respect to income taxes were expanded by FIN 48 and include a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period.  As a result of adopting FIN 48, no adjustment to MLOA’s January 1, 2007 retained earnings for unrecognized tax benefits was required.

On January 1, 2007, MLOA adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  The SOP requires identification of transactions that result in a substantial change in an insurance contract.  Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract.  If determined that a substantial change has occurred, the related deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and other related balances must be written off.  The adoption of SOP 05-1 did not have a material impact on MLOA’s results of operations or financial position.

On December 31, 2006, AXA Financial Group implemented Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring employers to recognize the over or under funded status of such benefit plans as an asset or liability in the balance sheet for reporting periods ending after December 15, 2006 and to recognize subsequent changes in that funded status as a component of other comprehensive income.  The funded status of a plan is measured as the difference between plan assets at fair value and the projected benefit obligation for pension plans or the benefit obligation for any other postretirement plan.  SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings.  However, its requirements represent a significant change to previous accounting guidance that generally delayed recognition of certain changes in plan assets and benefit obligations in the balance sheet and only required disclosure of the complete funded status of the plans in the notes to the financial statements.

SFAS No. 158 imposes an additional requirement, effective for fiscal years ending after December 15, 2008, to measure plan assets and benefit obligations as of the date of the employer’s year-end balance sheet, thereby eliminating the option to elect an earlier measurement date alternative of not more than three months prior to that date, if used consistently each year.  This provision of SFAS No. 158 will have no impact on AXA Financial Group as it already uses a December 31 measurement date for all of its plan assets and benefits obligations.  The adoption of SFAS No. 158 did not have an impact on MLOA’s results of operations or financial position.

On January 1, 2006, AXA Financial Group, including MLOA, adopted SFAS No. 123(R), “Share-Based Payment”.  To effect its adoption, AXA Financial Group elected the “modified prospective method” of transition.  Under this method, prior-period results were not restated.  Prior to the adoption of SFAS No. 123(R), AXA Financial Group, including MLOA, had elected to continue to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares, and various other cash-settled programs such as stock appreciation rights.  SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group’s equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts (“ADRs”) and AXA ordinary shares and for employee stock purchase plans.  As a result of adopting SFAS No. 123(R) on January 1, 2006, MLOA’s earnings from continuing operations before income taxes were $3.0 million and $2.7 million lower and net earnings were $2.0 million and $1.7 million lower for 2007 and 2006, respectively, than if these plans had continued to be accounted for under APB No. 25.

Under the modified prospective method, AXA Financial Group applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006.  In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006, that prior to adoption of SFAS No. 123(R) would have been reflected by MLOA only in pro forma disclosures, were recognized in MLOA’s statements of operations over the awards’ remaining future service/vesting periods.  Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value.  The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

On January 1, 2006, MLOA adopted the provisions of SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions.  To enhance comparability, this statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings.  Each period presented is adjusted to show the period specific effects of the change.  Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change.  SFAS No. 154 carries forward without change APB No. 20’s guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3’s provisions governing reporting accounting changes in interim financial statements.  The adoption of SFAS No. 154 did not have an impact on MLOA’s results of operations or financial position.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management has elected not to adopt the fair value option as permitted by SFAS No. 159.

In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”.  The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”).  The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  SOP 07-1 was to have been effective for fiscal years beginning after December 15, 2007.  On February 12, 2007, the FASB issued FASB Staff Position (“FSP”) SOP 07-1-1 that indefinitely delays the effective date of SOP 07-1.  The delay is intended to allow the Board time to consider a number of significant issues relating to the implementation of SOP 07-1.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The effect of adopting of SFAS No. 157 on January 1, 2008 is not expected to have a material impact on 2008 net earnings.

Investments

The carrying values of fixed maturities identified as available for sale are reported at estimated fair value.  Changes in estimated fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.  The redeemable preferred stock investments reported in fixed maturities include real estate investment trust (“REIT”) perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and valuation allowances.  Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent.  However, if foreclosure is or becomes probable, the collateral value measurement method is used.

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

Partnerships and joint venture interests in which MLOA has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation of FIN 46(R), “Consolidation of Variable Interest Entities, Revised,” are consolidated; those in which MLOA does not have control and a majority economic interest and those that do not meet FIN 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with Equity real estate or other equity investments, as appropriate.

Equity securities include common stock classified as available for sale securities are carried at estimated fair value and are included in other invested assets.

Units held in AllianceBernstein L.P. (“AllianceBernstein”) are carried on the equity method and reported in other invested assets.

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

Net Investment Income, Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment gains (losses), net.

Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by MLOA are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to DAC and VOBA related to variable life and investment-type products.

Fair Value of Other Financial Instruments

MLOA defines fair value as the quoted market prices for those instruments that are actively traded in financial markets.  In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties.  Such estimates do not reflect any premium or discount that could result from offering for sale at one time MLOA’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.  In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

The estimated fair values for MLOA’s supplementary contracts not involving life contingencies (“SCNILC”) and annuities certain, which are included in policyholders’ account balances, are estimated using projected cash flows discounted at rates reflecting expected current offering rates.

The fair values for single premium deferred annuities, included in policyholders’ account balances, are estimated as the discounted value of projected account values.  Current account values are projected to the time of the next crediting rate review at the current crediting rates and are projected beyond that date at the greater of current estimated market rates offered on new policies or the guaranteed minimum crediting rate.  Expected cash flows and projected account values are discounted back to the present at the current estimated market rates.

Fair values for the note payable to affiliate are determined using contractual cash flows discounted at market interest rates.

Recognition of Insurance Income and Related Expenses

Premiums from variable life and investment-type contracts are reported as deposits to policyholders’ account balances.  Revenues from these contracts consist of amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

Premiums from non-participating traditional life and annuity policies with life contingencies generally are recognized in income when due.  Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts.  This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

VOBA, which arose from the 2004 acquisition by AXA Financial, was established in accordance with business combination purchase accounting guidance as set forth in SFAS No. 141, “Business Combinations”.  VOBA is the actuarially determined present value of estimated future gross profits of insurance contracts in force at the date of the acquisition.  VOBA is amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract using the methods described below as applicable.  VOBA is subject to loss recognition testing at the end of each accounting period.

For variable life products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised.  A decrease in expected gross profits would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (7.0% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (13.0% net of product weighted average Separate Account fees) and 0.0% (2.0% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5-year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2007, current projections of future average gross market returns assume a 5.2% return for 2008, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 2 quarters.

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

Policyholders’ Account Balances and Future Policy Benefits

Policyholders’ account balances for variable life and investment-type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

MLOA issues certain variable annuity products with a guaranteed minimum death benefit (“GMDB”) feature.  MLOA also issues certain variable annuity products that contain a Guaranteed Minimum Income Benefit (“GMIB”) feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base.  The risk associated with the GMDB and GMIB features is that a protracted under-performance of the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

For reinsurance contracts, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on MLOA’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments.  Interest rates used in establishing such liabilities range from 4.0% to 6.0% for life insurance liabilities and from 3.0% to 6.75% for annuity liabilities.

Separate Accounts

Generally, Separate Accounts established under Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of MLOA.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which MLOA does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the balance sheets.  Assets held in the Separate Accounts are carried at quoted market values or, where quoted values are not readily available, at estimated fair values as determined by MLOA.

The investment results of Separate Accounts on which MLOA does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the statements of operations.  For the years ended December 31, 2007, 2006 and 2005, investment results of such Separate Accounts were gains of $285.4 million, $358.6 million and $197.5 million, respectively.

Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues.  Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.

Other Accounting Policies

MLOA filed a consolidated Federal income tax return with its parent, MONY Life, and with MONY Life’s other life subsidiaries.  Under the life insurance provisions of the Internal Revenue Code, life insurance companies cannot file a consolidated Federal income tax return with their ultimate parent for a period of five years from the date of acquisition.  Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

Discontinued operations include real estate held-for-sale.

Real estate investments meeting the following criteria are classified as real estate held-for-sale:
•	Management having the authority to approve the action commits the organization to a plan to sell the property.
•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary for the sale of such assets.
•	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing.
•	The sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year.
•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Real estate held-for-sale is stated at depreciated cost less valuation allowances.  Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or current estimated fair value, net of disposition costs.  Depreciation is discontinued on real estate held-for-sale.

Real estate held-for-sale is included in the Other assets line in the balance sheets.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2007 were not significant.

3)       INVESTMENTS

Fixed Maturities

The following table provides additional information relating to fixed maturities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)
December 31, 2007
Fixed Maturities:
Available for Sale:
Corporate	$1,808.1	$10.7	$56.6	$1,762.2
Mortgage-backed	20.3	.2	-	20.5
U.S. Treasury, government
and agency securities	115.0	2.0	-	117.0
States and political subdivisions	1.1	-	-	1.1
Foreign governments	4.1	.1	-	4.2
Redeemable preferred stock	134.5	.5	12.3	122.7
Total Available for Sale	$2,083.1	$13.5	$68.9	$2,027.7

December 31, 2006
Fixed Maturities:
Available for Sale:
Corporate	$1,869.0	$6.7	$31.1	$1,844.6
Mortgage-backed	20.2	-	-	20.2
U.S. Treasury, government
and agency securities	138.5	.4	.5	138.4
States and political subdivisions	1.1	-	-	1.1
Foreign governments	4.1	-	.1	4.0
Redeemable preferred stock	134.4	1.4	3.5	132.3
Total Available for Sale	$2,167.3	$8.5	$35.2	$2,140.6

MLOA determines the fair value of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.  These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities.  More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment.

The contractual maturity of bonds at December 31, 2007 is shown below:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Millions)

Due in one year or less	$158.3	$157.8
Due in years two through five	413.5	414.4
Due in years six through ten	1,005.5	990.1
Due after ten years	351.0	322.2
Subtotal	1,928.3	1,884.5
Mortgage-backed securities	20.3	20.5
Total	$1,948.6	$1,905.0

Bonds that are not due at a single maturity date were included in the contractual maturity table above in the final maturity year.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MLOA’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio.  This review process includes a quarterly review of certain assets by AXA Financial Group’s Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired.  Based on the analysis, a determination is made as to the ability of the issuer to service its debt obligations on an ongoing basis.  If this ability is deemed to be other than temporarily impaired, then the appropriate provisions are taken.

The following table discloses the 230 issues of fixed maturities that have been in a continuous unrealized loss position for less than a twelve-month period and greater than a twelve month period as of December 31, 2007:

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Millions)

Fixed Maturities:
Corporate	$562.5	$39.3	$470.0	$17.3	$1,032.5	$56.6
U.S. Treasury, government and agency securities	-	-	-	-	-	-
States and political subdivisions	-	-	1.1	-	1.1	-
Foreign governments	-	-	-	-	-	-
Redeemable preferred stock	32.7	4.7	73.3	7.6	106.0	12.3
Total Temporarily
Impaired Securities	$595.2	$44.0	$544.4	$24.9	$1,139.6	$68.9

MLOA’s fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds.  These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2007, approximately $70.0 million, or 3.4%, of the $2,083.1 million aggregate amortized cost of fixed maturities held by MLOA was considered to be other than investment grade.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes Residential Mortgage Backed Securities (“RMBS”) backed by subprime and Alt-A residential mortgages.  RMBS are securities whose cash flows are backed by the principal and interest payments from a set of residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages consist of loans  made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and /or inadequate documentation of the borrowers’ income.  At December 31, 2007, MLOA owned $10.6 million in RMBS backed by subprime residential mortgage loans, 100% of which are rated either AA or AAA, and $0.2 million in RMBS backed by Alt-A residential mortgage loans, 100% of which were rated AAA.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2007, MLOA had no fixed maturities which were non-income producing for the twelve months preceding that date.

Mortgage Loans

During 2007, 2006 and 2005, respectively, MLOA’s average recorded investment in impaired mortgage loans was $0.8 million, $3.1 million and $4.2 million.

There was no interest income on impaired mortgage loans in 2007.  Interest income recognized on impaired mortgage loans totaled $0.3 million and $0.3 million for 2006 and 2005, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At December 31, 2006, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $2.8 million; there were no mortgage loans classified as nonaccrual at December 31, 2007.

Impaired mortgage loans along with the related investment valuation allowances follow:

	December 31,
	2007	2006
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$-	$-
Impaired mortgage loans without investment valuation allowances	.3	3.1
Recorded investment in impaired mortgage loans	.3	3.1
Investment valuation allowances	-	-
Net Impaired Mortgage Loans	$.3	$3.1

There were no investment valuation allowances for mortgage loans and equity real estate in 2007 and 2006.

Other Invested Assets

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values at December 31, 2007 and 2006 were $2.9 million and $3.4 million, respectively.

The following presents MLOA’s investment in 1.2 million units in AllianceBernstein, an affiliate:

AllianceBernstein Units
(In Millions)

Balance at January 1, 2006	$49.4
Equity in net earnings	5.2
Dividends received	(4.8)
Balance at December 31, 2006	49.8
Equity in net earnings	5.9
Dividends received	(6.4)
Balance at December 31, 2007	$49.3

4)         VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset as of December 31, 2007 and 2006:

		Less	Less:
	Gross Carrying	Accumulated	Impact of
	Amount	Amortization (1)	Recapture (2)	Net
	(In Millions)
VOBA
December 31, 2007	$416.5	$(138.7)	$(44.9)	$232.9

December 31, 2006	$416.5	$(83.9)	$(44.9)	$287.7

(1)  Includes reactivity to unrealized investment gains (losses).

(2)  Relates to the December 31, 2005 recapture by USFL of universal life insurance contracts and level term premium insurance contracts previously ceded to MLOA under the modified coinsurance (“MODCO”) agreement between MLOA and USFL.

For 2007, 2006 and 2005, total amortization expense related to VOBA was $59.7 million, $44.4 million and $32.5 million, respectively.  VOBA amortization is estimated to range between $45.3 million and $22.2 million annually through 2012.

5)       FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The carrying values and estimated fair values for financial instruments not otherwise disclosed in Notes 3 and 8 of Notes to Financial Statements are presented below:

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$203.8	$205.2	$219.2	$220.0
Policyholders liabilities: investment contracts	344.2	362.5	376.5	396.0
Note payable to affiliate	27.3	27.3	30.6	30.6

6)       GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)   Variable Annuity Contracts - GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2005	$1.0	$.1	$1.1
Paid guarantee benefits	(2.9)	-	(2.9)
Other changes in reserve	2.6	.1	2.7
Balance at December 31, 2005	.7	.2	.9
Paid guarantee benefits	(2.2)	-	(2.2)
Other changes in reserve	2.2	.2	2.4
Balance at December 31, 2006	.7	.4	1.1
Paid guarantee benefits	(1.3)	-	(1.3)
Other changes in reserve	1.8	.1	1.9
Balance at December 31, 2007	$1.2	$.5	$1.7

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2005	$(.9)
Paid guarantee benefits ceded	(.1)
Other changes in reserve	1.2
Balance at December 31, 2005	$.2
Paid guarantee benefits ceded	(.1)
Other changes in reserve	.5
Balance at December 31, 2006	.6
Paid guarantee benefits	(.3)
Other changes in reserve	.9
Balance at December 31, 2007	$1.2

The December 31, 2007 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(In Millions)

GMDB:
Account values invested in:
General Account	$144	$229	N/A	$29	$402
Separate Accounts	$707	$1,213	N/A	$164	$2,084
Net amount at risk, gross	$6	$65	N/A	$4	$75
Net amount at risk, net of amounts reinsured	$6	$62	N/A	$-	$68
Average attained age of contractholders	62.1	62.2	N/A	61.4	62.1
Percentage of contractholders over age 70	19.3%	18.4%	N/A	14.0%
Range of contractually specified interest rates	N/A	N/A	N/A	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$29	N/A	$29
Separate Accounts	N/A	N/A	$164	N/A	$164
Net amount at risk, gross	N/A	N/A	$-	N/A	$-
Net amount at risk, net of amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until annuitization	N/A	N/A	4.7	N/A	4.7
Range of contractually specified interest rates	N/A	N/A	5.0%	N/A

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

Investment in Variable Insurance Trust Mutual Funds
	December 31,
	2007	2006
	(In Millions)

GMDB:
Equity	$1,708	$1,911
Fixed income	258	332
Balanced	39	55
Other	79	83
Total	$2,084	$2,381

GMIB:
Equity	$133	$136
Fixed income	24	28
Balanced	-	3
Other	7	5
Total	$164	$172

C)   Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both December 31, 2007 and 2006, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

7)       REINSURANCE

MLOA uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure.  Under the terms of these reinsurance agreements, the reinsurer is liable to reimburse MLOA for the portion of paid claims ceded to it in accordance with the applicable reinsurance agreement.  However, MLOA remains contingently liable for all benefits payable even if the reinsurers fail to meet their obligations to MLOA.  Life insurance business written by MLOA was ceded under various reinsurance contracts.  MLOA’s general practice was to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for second-to-die products.  For its variable annuity products, MLOA retained 100% of the risk in connection with the return of premium death benefit.  The benefits in connection with guaranteed minimum death benefits in excess of the return of premium benefit, which are offered under certain of MLOA’s annuity contracts, were 100% reinsured up to specified limits.  Benefits in connection with the earnings increase benefit rider under the new MLOA variable annuity are similarly reinsured.  The guaranteed minimum income benefit in the new variable annuity product was 100% reinsured up to individual and aggregate limits as well as limits that are based on benefit utilization.

MLOA reinsures most of its new variable life policies on an excess of retention basis.  MLOA maintains a maximum of $4.0 million on single-life policies and $6.0 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable Life Insurance Company (“AXA Equitable”), an affiliate and wholly-owned subsidiary of AXA Financial, up to a combined maximum of $25.0 million on single-life policies and $30.0 million on second-to-die policies.  For amounts applied in excess of those limits, reinsurance from unaffiliated third parties is now sought.  A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations.

Beginning September 2006, the no lapse guarantee riders on the new variable life product are being reinsured on a 90% first dollar quota share basis through AXA Financial (Bermuda), LTD (“AXA Bermuda”), an affiliate.

At December 31, 2007 and 2006, respectively, reinsurance recoverables related to insurance contracts amounted to $136.4 million and $136.2 million, of which $58.5 million and $63.0 million relates to one specific reinsurer.

The following table summarizes the effect of reinsurance:

	2007	2006	2005
	(In Millions)
Direct premiums	$82.3	$88.9	$93.4
Reinsurance ceded	(36.5)	(39.0)	(39.6)
Premiums	$45.8	$49.9	$53.8

Variable Life and Investment-type
Product Policy Fee Income Ceded	$32.9	$32.4	$32.7
Policyholders’ Benefits Ceded	$47.6	$64.9	$57.9

8)       RELATED PARTY TRANSACTIONS

Under its respective service agreements with affiliates, AXA Equitable and MONY Life, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $45.9 million, $49.6 million and $74.7 million for 2007, 2006 and 2005, respectively.  At December 31, 2007, MLOA reported a $2.8 million payable to AXA Equitable and at December 31, 2006 a $5.4 million receivable from AXA Equitable in connection with its service agreement.

In addition to the agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The amount of expenses incurred by MLOA related to these agreements was $2.2 million, $2.3 million, and $2.4 million for 2007, 2006 and 2005, respectively, related to these agreements.

As more fully described in Note 7 in Notes to Financial Statements, MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda. MLOA reported $0.4 million and zero for 2007 and 2006, respectively.

MLOA entered into a modified coinsurance (“MODCO”) agreement with U.S. Financial Life Insurance Company (“USFL”), an affiliate, effective January 1, 1999, whereby MLOA agreed to reinsure 90% of all level premium term life insurance policies written by USFL after January 1, 1999.  Effective January 1, 2000, this agreement was amended to reinsure 90% of all term life and universal life insurance policies written by USFL after January 1, 2000.  A second amendment, effective April 1, 2001, added a new series of term life insurance policies issued by USFL and a DAC tax provision.  Under the agreement, MLOA shared in all premiums and benefits for the reinsured policies based on the 90% quota share percentage, after consideration of existing reinsurance agreements previously in force on this business.  In addition, MLOA reimbursed USFL for its quota share of expense allowances, as defined in the MODCO agreement.

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

The statement of operation includes certain revenues and expenses assumed from USFL under the MODCO agreement as follows:

2005
(In Millions)
REVENUES:
Variable life and investment-type product policy fee income	$19.9
Premiums	-
Other loss	(.2)
Total revenues	19.7

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits	10.5
Interested credited to policyholders’ account balances	6.1
Amortization of deferred policy acquisition costs and value of business acquired	2.4
Capitalization of deferred policy acquisition costs	(14.0)
Commissions	14.2
Total benefits and other deductions	19.2

Earnings Before Income Taxes	$.5

In accordance with the guidance contained in FASB Derivates Implementation Group Issue B36, the MODCO agreement between USFL and MLOA was considered to contain an embedded derivative representing a total return swap.  The embedded derivative asset of $1.6 million was written off as of December 31, 2005 in connection with the termination of the MODCO agreement.  Changes in fair value of the total return swap asset resulted in losses of $(1.4) million for 2005.

On March 5, 1999, MLOA borrowed $50.5 million from MONY Benefit Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount.  The note bears interest at 6.8% per annum and matures on March 5, 2014.  Principal and interest are payable quarterly to MBMC.  The carrying value of the note is $27.3 million and $30.6 million at December 31, 2007 and 2006, respectively.

9)       SHARE-BASED COMPENSATION

For 2007 and 2006 respectively, MLOA recognized compensation costs of $3.9 million and $3.0 million, for share-based payment arrangements.  Effectively January 1, 2006, MLOA adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the financial statements on a fair value basis.

MLOA recognized compensation costs of $1.1 million and $1.3 million related to employee stock options for 2007 and 2006, respectively.  Prior to adopting of SFAS No. 123(R), AXA Financial and its consolidated subsidiaries, including MLOA, had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the statements of operations in 2005.  On a pro-forma basis, net earnings as reported in 2005 would have been reduced by $1.6 million, net of income tax benefit, had compensation expense for employee stock option awards been measured and recognized by MLOA under the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation”.

As of December 31, 2007, approximately $0.8 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 6.2 years.

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff vesting period with exceptions for retirement, death, and disability. The grant date fair value of approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $0.7 million, measured as the market equivalent of a vested AXA ordinary share. Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, is expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible. For 2007, MLOA recognized compensation expense of approximately $0.2 million in respect of this grant of AXA Miles. Provided AXA achieves certain performance and customer satisfaction goals, an additional 50 AXA Miles per employee is targeted for award in 2009 under terms then-to-be-determined and approved by the AXA Management Board.

10)      NET INVESTMENT INCOME AND INVESTMENT LOSSES, NET

The sources of net investment income follow:

	2007	2006	2005
	(In Millions)

Fixed maturities	$116.3	$113.3	$107.1
Mortgage loans on real estate	17.1	23.7	25.2
Policy loans	7.1	6.3	6.0
Other investment income	4.0	4.0	4.4

Gross investment income	144.5	147.3	142.7
Investment expenses	(7.2)	(5.9)	(7.7)

Net Investment Income	$137.3	$141.4	$135.0

Investment losses, net including changes in the valuation allowances follow:

	2007	2006	2005
	(In Millions)

Fixed maturities	$(22.0)	$(2.3)	$(2.2)
Mortgage loans on real estate	-	1.1	-
Investment Losses, Net	$(22.0)	$(1.2)	$(2.2)

Writedowns of fixed maturities amounted to $19.8 million, $3.7 million and $2.0 million for 2007, 2006 and 2005, respectively.  There were no writedowns of mortgage loans on real estate and equity real estate for 2007, 2006 and 2005.

For 2007, 2006 and 2005, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $70.4 million, $55.9 million and $53.4 million.  Gross gains of zero, $2.8 million and $1.0 million and gross losses of $3.8 million, $1.2 million and $1.4 million, respectively, were realized on these sales in 2007, 2006 and 2005, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2007, 2006 and 2005 amounted to $(28.7) million, $(12.4) million and $(50.5), respectively.

The net unrealized investment losses included in the balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, on a line-by-line basis, follow:

	2007	2006	2005
	(In Millions)

Balance, beginning of year	$(11.1)	$(5.6)	$14.9
Changes in unrealized investment losses	(28.7)	(12.3)	(50.5)
Changes in unrealized investment losses attributable to:
DAC and VOBA	5.0	3.9	18.9
Deferred income taxes	8.3	2.9	11.1
Balance, End of Year	$(26.5)	$(11.1)	$(5.6)

Balance, end of period comprises:
Unrealized investment losses on fixed maturities	$(55.4)	$(26.7)	$(14.4)
Amounts of unrealized investment gains (losses) attributable to:
DAC and VOBA	14.6	9.6	5.7
Deferred income taxes	14.3	6.0	3.1
Total	$(26.5)	$(11.1)	$(5.6)

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as available for sale and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

11)     INCOME TAXES

A summary of the income tax expense in the statements of operations follows:

	2007	2006	2005
	(In Millions)
Income tax expense:
Current expense	$2.0	$10.7	$2.5
Deferred (benefit) expense	(.9)	6.6	14.2
Total	$1.1	$17.3	$16.7

The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects follow:

	2007	2006	2005
	(In Millions)

Tax at statutory rate	$5.2	$19.8	$20.3
Dividends received deduction	(1.2)	(2.7)	(3.7)
Low income housing credit	(3.1)	-	-
Other	.2	.2	.1
Income Tax Expense	$1.1	$17.3	$16.7

The components of the net deferred income taxes are as follows:

	December 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Reserves and reinsurance	$205.2	$-	$200.6	$-
DAC	-	8.4	1.7	-
VOBA	-	81.5	-	100.7
Investments	-	163.5	-	163.5
Goodwill and other intangible assets	-	10.2	-	10.7
Other	6.8	-	12.1	-
Total	$212.0	$263.6	$214.4	$274.9

At December 31, 2007, MLOA had no Federal tax loss carryforwards.

The Internal Revenue Service (“IRS”) is currently examining tax years 2002 through July 8, 2004, the date MLOA was acquired by AXA Financial.  Management believes that the examinations of MLOA’s Federal income tax returns will have no material adverse impact on MLOA’s results of operations or financial position.

As a result of the implementation of FIN 48 as of January 1, 2007, MLOA recognized $17.0 million tax benefits.  At January 1, 2007 all of the unrecognized tax benefits would affect the effective tax rate.  At December 31, 2007, the total amount of unrecognized tax benefits was $17.8 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2007 and January 1, 2007 were $7.0 million and $6.2 million, respectively.  Tax expense for 2007 reflected $0.8 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

2007
(In Millions)

Balance at January 1, 2007 (date of adoption)	$10.8
Additions for tax positions of prior years	1.8
Reductions for tax positions of prior years	(1.8)
Additions for tax positions of current years	.9
Reductions for tax positions of current years	(.9)
Settlements with tax authorities	-
Reductions as a result of a lapse of the applicable statute of limitations	-
Balance, End of Year	$10.8

It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months due to the conclusion of the current IRS audits.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

12)	DISCONTINUED OPERATIONS

In 2006, one real estate property with a book value of $1.6 million that had been previously reported in equity real estate was reclassified as real estate held-for-sale.  Prior periods have been restated to reflect these properties as discontinued operations.  In third quarter 2006, this property was sold resulting in a gain of $1.1 million pre-tax ($0.7 million post-tax).  At December 31, 2007 and 2006, no equity real estate was classified as held-for-sale.

13)	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents cumulative gains and losses on items that are reflected in earnings.  The balances for the past three years follow:

	December 31,
	2007	2006	2005
	(In Millions)
Net unrealized (losses) gains on investments:
Net unrealized losses arising during the period	$(30.9)	$(12.3)	$(50.5)
Losses reclassified into net earnings during the period	2.2	-	-
Net unrealized losses on investments	(28.7)	(12.3)	(50.5)
Adjustments for DAC and VOBA and deferred income taxes	13.3	6.8	30.0
Total Accumulated Other Comprehensive Loss	$(15.4)	$(5.5)	$(20.5)

14)      COMMITMENTS AND CONTINGENT LIABILITIES

MLOA had $0.7 million in commitments under existing mortgage loan agreements at December 31, 2007.

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

16)     STATUTORY FINANCIAL INFORMATION

MLOA is restricted as to the amounts it may pay as dividends to MONY Life.  Under Arizona Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholder not exceeding an amount calculated based on a statutory formula.  For 2007, 2006 and 2005, MLOA’s statutory net gain (loss) was $7.3 million, $27.7 million and $(5.6) million, respectively.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $321.0 million and $320.1 million at December 31, 2007 and 2006, respectively.  There were no shareholder dividends paid to MONY Life by MLOA in 2007, 2006 and 2005.

At December 31, 2007, MLOA, in accordance with various government and state regulations, had $5.2 million of securities deposited with such government or state agencies.

At December 31, 2007 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of Arizona Insurance Department (the “AID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2007.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total shareholder’s equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance Units under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) computer software development costs are capitalized under GAAP but expensed under SAP; (h) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP and (i) the fair valuing of all acquired assets and liabilities including VOBA assets required for GAAP purchase accounting.

17)      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2007 and 2006 are summarized below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In Millions)
2007
Total Revenues	$91.4	$79.9	$82.2	$84.4

Earnings from Continuing Operations	$12.2	$5.8	$.3	$(4.6)

Net Earnings (Loss)	$12.2	$5.8	$.3	$(4.6)

2006
Total Revenues	$90.7	$86.0	$92.3	$86.6

Earnings from Continuing Operations	$11.0	$13.4	$11.6	$3.4

Net Earnings	$11.0	$13.4	$12.3	$3.4

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors of
MONY Life Insurance Company of America:

Our audits of the financial statements referred to in our report dated March 12, 2008 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 12, 2008

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007

		Estimated	Carrying
Type of Investment	Cost (A)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$115.0	$117.0	$117.0
State, municipalities and political subdivisions	1.1	1.1	1.1
Foreign governments	4.1	4.2	4.2
Public utilities	222.1	222.1	222.1
All other corporate bonds	1,606.3	1,560.6	1,560.6
Redeemable preferred stocks	134.5	122.7	122.7
Total fixed maturities	2,083.1	2,027.7	2,027.7

Mortgage loans on real estate	203.8	205.2	203.8
Other invested assets (B)	2.9	2.9	2.9
Policy loans	116.0	XXX	116.0

Total Investments	$2,405.8	$2,235.8	$2,350.4

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(B)	Other invested assets excludes a $49.3 million investment in units of AllianceBernstein L.P., a related party.

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE IV
REINSURANCE
AT AND FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

		Assumed		Percentage
	Ceded to	from		of Amount
Gross	Other	Other	Net	Assumed
Amount	Companies	Companies	Amount	to Net
(In Millions)
2007
Life Insurance In-force	$55,714.7	$22,134.5	$-	$33,580.2	-

Premiums:
Life insurance and
annuities	$82.3	$36.5	$-	$45.8	-
Accident and health	-	-	-	-
Total Premiums	$82.3	$36.5	$-	$45.8	-

2006
Life Insurance In-force	$56,298.8	$22,958.0	$-	$33,340.8	-

Premiums:
Life insurance and
annuities	$88.9	$39.0	$-	$49.9	-
Accident and health	-	-	-	-
Total Premiums	$88.9	$39.0	$-	$49.9	-

2005
Life Insurance In-force	$59,916.9	$24,727.1	$-	$35,189.8	-

Premiums:
Life insurance and
annuities	$93.4	$39.6	$-	$53.8	-
Accident and health	-	-	-	-
Total Premiums	$93.4	$39.6	$-	$53.8	-

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MONY Life Insurance Company of America and its subsidiaries’ (“MLOA”) disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures are effective.

There were no changes to MLOA’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect MLOA’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting

Management, including the Chief Executive Officer and Chief Financial Officer of MLOA, is responsible for establishing and maintaining adequate internal control over MLOA’s financial reporting.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

MLOA’s management assessed its internal control over financial reporting as of December 31, 2007 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that MLOA’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of MLOA’s independent registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by MLOA’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit MLOA to provide only management’s report in this Annual Report on Form 10-K.

9A-1

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I to Form 10-K.

10-1

Part III, Item 11.

EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I to Form 10-K.

11-1

Part III, Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I to Form 10-K.

12-1

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of MLOA’s annual financial statements for 2007 and 2006, and fees for other services rendered by PwC.  The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 8 of Notes to Financial Statements).

	2007	2006
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$397	$446
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$397	$446

Audit fees consist of the aggregate billed or to be billed by PwC for professional services rendered for the audit of MLOA’s annual financial statements, review of financial statements included in MLOA’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

MLOA’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis; provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement.  Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.  All services provided by PwC in 2007 were pre-approved in accordance with these procedures.

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

Date:	March 12, 2008	MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Christopher M. Condron
Name:	Christopher M. Condron
Chairman of the Board, President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher M. Condron	Chairman of the Board, President and Chief	March 12, 2008
Christopher M. Condron	Executive Officer, Director

/s/ Richard S. Dziadzio	Executive Vice President and	March 12, 2008
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and Controller	March 12, 2008
Alvin H. Fenichel

/s/ Henri de Castries	Director	March 12, 2008
Henri de Castries

/s/ Bruce W. Calvert	Director	March 12, 2008
Bruce W. Calvert

/s/ Denis Duverne	Director	March 12, 2008
Denis Duverne

/s/ Charlynn Goins	Director	March 12, 2008
Charlynn Goins

/s/ Anthony J. Hamilton	Director	March 12, 2008
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 12, 2008
Mary R. Henderson

/s/ James F. Higgins	Director	March 12, 2008
James F. Higgins

S-1

/s/ Scott D. Miller	Director	March 12, 2008
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 12, 2008
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 12, 2008
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 12, 2008
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 12, 2008
Peter J. Tobin

S-2

INDEX TO EXHIBITS

Number	Description	Method of Filing
1.1	Form of Underwriting Agreement among MLOA, MONY Securities Corp. and MONY Series Fund, Inc.	Filed as Exhibit 3(a) to Post-Effective Amendment No. 3 dated February 28, 1991 to Registration Statement No. 33-20453 and incorporated by reference herein.

3.1	Articles of Incorporation of MLOA	Filed as Exhibit 6(a) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

3.2	By-Laws of MLOA	Filed as Exhibit 6(b) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

10.1	Forms of MLOA’s Policy Contract Riders	Filed as Exhibit 10.6 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.

10.2	Amended and Restated Services Agreement between MLOA and AXA Equitable Life Insurance Company dated as of February 1, 2005	Filed as Exhibit 10.2 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein.

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

E-1