Form 10-Q
period 2008-03-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2008-05-14
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2008

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 14, 2008, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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

PART I  FINANCIAL INFORMATION
Item 1:  Financial Statements
MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$1,977.6	$2,027.7
Mortgage loans on real estate	188.7	203.8
Policy loans	119.5	116.0
Other invested assets	52.5	53.1
Total investments	2,338.3	2,400.6
Cash and cash equivalents	61.1	52.5
Amounts due from reinsurers	145.2	136.4
Deferred policy acquisition costs	149.4	145.0
Value of business acquired	242.2	232.9
Other assets	32.6	26.3
Separate Accounts’ assets	2,663.0	3,009.5

Total Assets	$5,631.8	$6,003.2

LIABILITIES
Policyholders’ account balances	$1,898.0	$1,915.3
Future policy benefits and other policyholders liabilities	362.8	353.1
Other liabilities	44.1	46.8
Note payable to affiliate	26.4	27.3
Income taxes payable	57.7	51.9
Separate Accounts’ liabilities	2,663.0	3,009.5
Total liabilities	5,052.0	5,403.9

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	501.9	501.7
Retained earnings	122.8	121.6
Accumulated other comprehensive loss	(47.4)	(26.5)
Total shareholder’s equity	579.8	599.3

Total Liabilities and Shareholder’s Equity	$5,631.8	$6,003.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
QUARTERS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$37.0	$36.6
Premiums	11.1	12.3
Net investment income	32.6	37.0
Investment (losses) gains, net	(.9)	1.0
Other income	3.0	4.5
Total revenues	82.8	91.4

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	39.3	24.6
Interest credited to policyholders’ account balances	15.4	20.8
Compensation and benefits	6.8	4.6
Commissions	11.8	10.3
Interest expense	.5	.5
Amortization of deferred policy acquisition costs and
value of business acquired	5.8	11.4
Capitalization of deferred policy acquisition costs	(9.1)	(7.6)
Rent expense	1.1	.9
Other operating costs and expenses	9.2	7.8
Total benefits and other deductions	80.8	73.3

Earnings before income taxes	2.0	18.1
Income taxes	(.8)	(5.9)
Net Earnings	$1.2	$12.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENT OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE (LOSS) INCOME
QUARTERS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)
SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	501.7	498.5
Changes in capital in excess of par value	.2	3.2
Capital in excess of par value, end of period	501.9	501.7

Retained earnings, beginning of year	121.6	107.9
Net earnings	1.2	13.7
Retained earnings, end of period	122.8	121.6

Accumulated other comprehensive loss, beginning of year	(26.5)	(11.1)
Other comprehensive loss	(20.9)	(15.4)
Accumulated other comprehensive loss, end of period	(47.4)	(26.5)

Total Shareholder’s Equity, End of Period	$579.8	$599.3

COMPREHENSIVE (LOSS) INCOME
Net earnings	$1.2	$13.7

Change in unrealized losses, net of reclassification adjustment	(20.9)	(15.4)
Other comprehensive loss	(20.9)	(15.4)

Comprehensive Loss	$(19.7)	$(1.7)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2008 AND 2007
 (UNAUDITED)

	2008	2007
	(In Millions)

Net earnings	$1.2	$12.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	15.4	20.8
Universal life and investment-type product policy fee income	(37.0)	(36.6)
Change in accrued investment income	(5.7)	(5.9)
Investment losses (gains), net	.9	(1.0)
Change in deferred policy acquisition costs and
value of business acquired	(3.3)	3.8
Change in future policy benefits	2.0	3.9
Change in other policyholders liabilities	6.3	(8.6)
Change in other income tax payable	17.0	12.7
Provision for depreciation and amortization	1.7	2.0
Dividend from AllianceBernstein	1.4	2.0
Other, net	(10.8)	7.1

Net cash (used) provided by operating activities	(10.9)	12.4

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	52.2	137.1
Sales of investments	—	6.0
Purchases of investments	(32.2)	(132.6)
Other, net	(5.5)	(3.6)

Net cash provided by investing activities	14.5	6.9

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	91.5	105.2
Withdrawals and transfers to Separate Accounts	(85.8)	(116.8)
Repayment of note to affiliate	(.9)	(.8)
Other, net	.2	.2

Net cash provided by (used in) financing activities	5.0	(12.2)

Change in cash and cash equivalents	8.6	7.1
Cash and cash equivalents, beginning of year	52.5	58.8

Cash and Cash Equivalents, End of Period	$61.1	$65.9

Supplemental cash flow information:
Interest Paid	$.8	$.5
Schedule of non-cash financing activities:
Shared-based Programs	$.2	$.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2008” and “first quarter 2007” refer to the three months ended March 31, 2008 and 2007, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, and as further described in Note 6, MLOA adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  MLOA's adoption of SFAS No. 157 at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefit (“GMIB”) reinsurance contract treated as a derivative, resulting in an increase in net loss of $0.6 million, related to an increase in the fair value of the GMIB reinsurance contract liability of $1.4 million, offset by a decrease in related DAC amortization of $0.4 million and a decrease of $0.3 million to Federal income taxes.  The increase in the GMIB reinsurance contract’s fair value under SFAS No. 157 was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of SFAS No. 157.

Effective January 1, 2008, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115,” permits entities to choose to measure many financial instruments and certain other items at fair value.  Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Management has elected not to adopt the fair value option as permitted by SFAS No. 159.

Effective January 1, 2007, and as more fully described in Note 9, MLOA adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes.  FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods.  In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period.  As a result of adopting FIN 48, no adjustment to the January 1, 2007 balance of retained earnings for unrecognized tax benefits was required for MLOA.

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

New Accounting Pronouncements

On February 12, 2008, the FASB issued FSP SFAS No. 157-2 that defers the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities (including goodwill and other intangible assets) except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral will delay until 2009 the application of SFAS No. 157 to MLOA’s annual impairment testing of goodwill and other intangible assets.  Management currently is assessing the impacts of adoption.

3)	INVESTMENTS

For the first quarters of 2008 and 2007, net investment income is shown net of investment expenses of $1.4 million and $1.9 million, respectively.

As of March 31, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $2.08 billion and $2.17 billion, respectively.

For the first quarters of 2008 and 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $36.9 million and $5.9 million, respectively.  No significant gains or losses were realized on these sales for the first quarters of 2008 and 2007.  Unrealized net investment losses related to fixed maturities classified as available for sale increased by $(42.5) million during first quarter 2008, resulting in a balance of $(98.0) million at March 31, 2008.

Impaired mortgage loans without investment valuation allowances totaled $0.3 million at both March 31, 2008 and December 31, 2007.  There were no valuation allowances for mortgage loans in the first quarters of 2008 and 2007.

During the first quarters of 2008 and 2007, respectively, MLOA’s average recorded investment in impaired mortgage loans was $0.3 million and $1.7 million.  There was no interest income recognized on impaired mortgage loans for the first quarters of 2008 and 2007.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  There were no mortgage loans classified as nonaccrual loans at March 31, 2008 or at December 31, 2007.

The following table presents MLOA’s investment in 1.2 million units of AllianceBernstein, an affiliate, which is included in Other invested assets:

	Three Months Ended March 31,
	2008	2007
	(In Millions)

Balances, beginning of year	$49.3	$49.8
Equity in net earnings	1.2	1.3
Dividends received	(1.4)	(2.0)
Balances, End of Period	$49.1	$49.1

4)	VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of March 31, 2008 and December 31, 2007:

	Gross Carring Amount	Less: Accumulated Amortization(1)	Less: Impact of Recapture(2)	Net
	(In Millions)

VOBA
March 31, 2008	$416.5	$(129.4)	$(44.9)	$242.2

December 31, 2007	$416.5	$(138.7)	$(44.9)	$232.9

(1)	Includes reactivity to unrealized investment gains (losses).
(2)
Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level term premium insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

For the first quarters of 2008 and 2007, total amortization expense related to VOBA was $1.2 million and $9.6 million, respectively.  VOBA amortization is estimated to range between $45.3 million and $22.2 million annually through 2012.

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

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or annual reset.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$1.2	$.5	$1.7
Paid guarantee benefits	(.4)	—	(.4)
Other changes in reserve	.5	—	.5
Balance at March 31, 2008	$1.3	$.5	$1.8

Balance at January 1, 2007	$0.7	$0.4	$1.1
Paid guarantee benefits	(0.6)	—	(0.6)
Other changes in reserve	0.6	—	0.6
Balance at March 31, 2007	$0.7	$0.4	$1.1

Related GMDB reinsurance ceded amounts were:

	Three Months Ended March 31,
	2008	2007

Balances, beginning of year	$1.2	$0.6
Paid guarantee benefits	(.1)	(0.1)
Other changes in reserve	(.1)	0.2
Balances, End of Period	$1.0	$0.7

The March 31, 2008 values for those variable annuity contracts in-force on that date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$140	$223	N/A	$29	$392
Separate Accounts	$628	$1,050	N/A	$146	$1,824
Net amount at risk, gross	$6	$102	N/A	$14	$122
Net amount at risk, net of
amounts reinsured	$6	$87	N/A	$—	$93
Average attained age of
contractholders	62.4	62.6	N/A	61.8	62.5
Percentage of contractholders
over age 70	19.5%	18.9%	N/A	14.4%	18.9%
Contractually specified interest
return rates	N/A	N/A	N/A	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$29	N/A	$29
Separate Accounts	N/A	N/A	$146	N/A	$146
Net amount at risk, gross	N/A	N/A	$—	N/A	$—
Net amount at risk, net of
amount reinsured	N/A	N/A	$—	N/A	$—
Weighted average years
remaining until
annuitization	N/A	N/A	4.4	N/A	4.4
Contractually specified interest
return rates	N/A	N/A	5.0%	N/A

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2008	December 31, 2007
	(In Millions)
GMDB:
Equity	$1,462	$1,708
Fixed income	245	258
Balanced	35	39
Other	82	79
Total	$1,824	$2,084

GMIB:
Equity	$116	$133
Fixed income	23	24
Balanced	—	—
Other	7	7
Total	$146	$164

C)   Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both March 31, 2008 and December 31, 2007, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

6)	FAIR VALUE DISCLOSURES

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices for identical instruments in active markets.  Level 1 fair values generally are supported by market transactions that occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, and inputs to model-derived valuations that are directly observable or can be corroborated by observable market data.

Level 3
Unobservable inputs supported by little or no market activity and often requiring significant management judgment or estimation, such as an entity’s own assumptions about the cash flows or other significant components of value that market participants would use in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$17.8	$1,829.4	$130.4	$1,977.6
Other equity investments	—	—	—	—
Trading securities	—	—	—	—
Other invested assets	—	—	—	—
Cash equivalents	61.0	—	—	61.0
Separate Accounts’ assets	2,648.8	14.2	—	2,663.0
Total Assets	$2,727.6	$1,843.6	$130.4	$4,701.6

Liabilities
GMIB reinsurance contracts	$—	$—	$.1	$.1
Total Liabilities	$—	$—	$.1	$.1

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At March 31, 2008, investments classified as Level 2 comprise approximately 39.2% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and corporate debt securities for which pricing generally is obtained from independent providers, including pricing services and brokers.   As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.   These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification are approximately $35.7 million AAA-rated mortgage- and asset- backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement and, with respect to investments, resulted in Level 3 designation of indicative pricing obtained from brokers of approximately $33.1 million at March 31, 2008 that otherwise could not be corroborated to market observable data.  In addition, approximately $95.2 million of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at March 31, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  Level 3 also includes the GMIB reinsurance contract liability which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance contract reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios. It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

The table below presents a reconciliation for all Level 3 assets and liabilities for first quarter 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Assets				Liabilities
	Fixed
	Maturities	Other	Other	Separate
	Available	Equity	Invested	Accounts	Reinsurance
	For Sale	Investments	Assets	Assets	Contracts

Balance, Dec. 31, 2007	$167.0	$—	$—	$—	$(.1)
Impact of adopting
SFAS No. 157, included in earnings	—	—	—	—	(1.4)
Balance, Jan. 1, 2008	167.0	—	—	—	(1.5)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.2)	—	—	—	—
Investment gains
(losses), net	(.2)	—	—	—	—
Commissions, fees and
other income	—	—	—	—	1.2
Subtotal	(.4)	—			1.2
Other comprehensive income	(27.5)	—	—	—	—
Purchases/issuances and sales/settlements, net	(8.7)	—	—	—	.2
Transfers into/out of Level 3	—	—	—	—	—
Balance, March 31, 2008	$130.4	$—	$—	$—	$(.1)

The table below details changes in unrealized gains (losses) for first quarter 2008 by category for Level 3 assets and liabilities still held at March 31, 2008:

Three Months Ended March 31, 2008
Earnings
		Investment	Commissions	Other
	Net	Gains	Fees and	Compre-
	Investment	(Losses),	Other	hensive
	Income	Net	Income	Income
(In Millions)
Level 3 Instruments
Still Held at March 31, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$—	$—	$—	$(27.5)
Other equity investments	—	—	—	—
Other invested assets	—	—	—	—
Cash equivalents	—	—	—	—
Segregated securities	—	—	—	—
Separate Accounts’ assets	—	—	—	—
GMIB reinsurance contracts	—	—	1.2	—
Total	$—	$—	$1.2	$(27.5)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In first quarter 2008, no assets were measured at fair value on a non-recurring basis.

7)	RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $13.7 million and $12.0 million for the first quarters of 2008 and 2007, respectively.  At March 31, 2008 and December 31, 2007, MLOA reported a payable to AXA Equitable in connection with its service agreement of $3.8 million and $2.8 million, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The amount of expenses incurred by MLOA related to these agreements was $0.6 million for first quarters of both 2008 and 2007.  There were no intercompany payables related to these agreements at March 31, 2008 and December 31, 2007.

8)	SHARE-BASED COMPENSATION

For the first quarters of 2008 and 2007, respectively, MLOA recognized compensation cost of $0.4 million and $0.3 million for share-based payment arrangements.

9)	INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the amount of unrecognized tax benefits was $17.0 million.  At January 1, 2007 all of the unrecognized tax benefits would affect the effective tax rate.  At March 31, 2008 and 2007, respectively, the total amount of unrecognized tax benefits were $18.1million and $17.8 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at March 31, 2008 and December 31, 2007 were $7.3 million and $7.0 million, respectively.  During the first quarters of 2008 and 2007, respectively, MLOA recognized $0.3 million and $0.8 million in interest related to unrecognized tax benefits and classified these amounts in tax expense.

The IRS is currently examining tax years 2002 through July 8, 2004, the date of acquisition by AXA Financial.  Management believes that the examinations of MLOA’s Federal income tax returns will have no material adverse impact on MLOA’s results of operations or financial position.

Income taxes for interim periods have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA’s Notes to Financial Statements for the year ended December 31, 2007.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for MLOA that follows should be read in conjunction with the Financial Statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere in this report and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in MLOA’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

RESULTS OF OPERATIONS

First Quarter 2008 Compared to First Quarter 2007

Earnings before income taxes were $2.0 million for first quarter 2008, a decrease of $16.1 million from earnings of $18.1 million for first quarter 2007.  Net earnings were $1.2 million for first quarter 2008, $9.9 million lower than the $11.0 million reported for first quarter 2007.  The 2008 net earnings included the $(0.6) million impact of the recalculation of fair value of the GMIB reinsurance contracts treated as derivatives upon the adoption of SFAS No. 157 on January 1, 2008 (net of the related impact of $0.4 million lower DAC amortization and $0.3 million tax benefit).

Revenues.  Total revenues for first quarter 2008 decreased $8.6 million as compared to first quarter 2007.

Universal life and investment-type product policy fee income increased $0.4 million to $37.0 principally due to higher fees earned primarily due to sales of the IL Legacy variable universal life product.

Net investment income decreased $4.4 million to $32.6 million principally due to $3.1 million lower investment income on mortgage loans and a $0.6 million decrease in income from short-term investments.

Benefits and Other Deductions.  Total benefits and other deductions for first quarter 2008 increased $7.5 million to $80.8 million from $73.3 million for first quarter 2007.

Policyholders’ benefits increased $14.7 million to $39.3 million principally due to higher death claims.

Interest credited to policyholders’ account balances decreased $5.4 million to $15.4 million principally due to lower annuity average account balances.

Compensation and benefits increased $2.2 million to $6.8 million for first quarter 2008 from $4.6 million for first quarter 2007, principally due to higher incentive compensation and stock benefit plan expenses.

Commissions increased $1.5 million to $11.8 million principally due to increased sales of the IL Legacy product.

Amortization of DAC and VOBA decreased $5.6 million to $5.8 million for first quarter 2008 principally due to reactivity to higher death claims

Capitalization of DAC increased $1.5 million to $9.1 million for first quarter 2008 principally due to sales of the IL Legacy product.

Other operating costs and expenses totaled $9.2 million for first quarter 2008, an increase of $1.4 million from the $7.8 million for first quarter 2007 principally due to an increase in distribution fees to AXA Network of $1.1 million related to sales of the IL Legacy product.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products for first quarter 2008 decreased by $1.5 million from first quarter 2007 to $81.5 million.  The decrease resulted from a reduction in renewals of life insurance and annuity products of $3.8 million partially offset by an increase in new sales of life insurance products of $2.3 million.

Surrenders and Withdrawals.  When totals for first quarter 2008 are compared to first quarter 2007, surrenders and withdrawals decreased from $187.8 million to $184.7 million with an increase of $9.2 million reported for variable and interest-sensitive life partially offset by a decrease of $12.3 million for  individual annuities. The annualized annuities surrender rate increased to 18.6% in the 2008 period from 17.3% in the 2007 period, while the variable and interest-sensitive life surrender rates showed a increase from 8.03% in the 2007 period to 10.0% in the 2008 period.  The increase in surrenders on variable and interest-sensitive life was due to $30.8 million higher BOLI/COLI and IL surrenders in first quarter 2008 compared to $25.6 million in first quarter 2007.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in MLOA’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II                     OTHER INFORMATION

Item 1.                        Legal Proceedings

There have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2007 Form 10-K.

Item 1A.                     Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2007 Form 10-K.

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

Date:	May 14, 2008	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 14, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and Controller