Form 10-Q
period 2008-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2008-08-11
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2008

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
Yes  ☐    No ☒
As of August 11, 2008, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

PART I    FINANCIAL INFORMATION
Item 1: Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS

	June 30, 2008
		December 31,
	(Unaudited)	2007
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$1,847.6	$2,027.7
Mortgage loans on real estate	185.0	203.8
Policy loans	121.6	116.0
Other invested assets	52.4	53.1
Total investments	2,206.6	2,400.6
Cash and cash equivalents	105.3	52.5
Amounts due from reinsurers	149.4	136.4
Deferred policy acquisition costs	156.1	145.0
Value of business acquired	246.5	232.9
Other assets	41.5	26.3
Separate Accounts’ assets	2,544.0	3,009.5

Total Assets	$5,449.4	$6,003.2

LIABILITIES
Policyholders’ account balances	$1,866.1	$1,915.3
Future policy benefits and other policyholders liabilities	364.0	353.1
Other liabilities	36.1	46.8
Note payable to affiliate	25.5	27.3
Income taxes payable	49.3	51.9
Separate Accounts’ liabilities	2,544.0	3,009.5
Total liabilities	4,885.0	5,403.9

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	502.2	501.7
Retained earnings	127.0	121.6
Accumulated other comprehensive loss	(67.3)	(26.5)
Total shareholder’s equity	564.4	599.3

Total Liabilities and Shareholder’s Equity	$5,449.4	$6,003.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type product
policy fee income	$32.7	$36.9	$69.7	$73.5
Premiums	9.4	10.9	20.5	23.2
Net investment income	31.6	33.3	64.2	70.3
Investment gains (losses), net	.3	(5.1)	(.6)	(4.1)
Other income	2.7	3.9	5.7	8.4
Total revenues	76.7	79.9	159.5	171.3

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	26.4	22.9	65.7	47.5
Interest credited to policyholders’ account balances	17.0	20.9	32.4	41.7
Compensation and benefits	6.2	5.5	13.0	10.1
Commissions	11.6	11.7	23.4	22.0
Interest expense	.4	.5	.9	1.0
Amortization of deferred policy acquisition costs
and value of business acquired	8.7	11.1	14.5	22.5
Capitalization of deferred policy acquisition costs	(9.0)	(11.6)	(18.1)	(19.2)
Rent expense	1.2	1.1	2.3	2.0
Other operating costs and expenses	7.8	9.6	17.0	17.4
Total benefits and other deductions	70.3	71.7	151.1	145.0

Earnings before income taxes	6.4	8.2	8.4	26.3
Income taxes	(2.2)	(2.4)	(3.0)	(8.3)

Net Earnings	$4.2	$5.8	$5.4	$18.0

See Notes to Financial Statements.

 MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE (LOSS) INCOME
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	501.7	498.5
Changes in capital in excess of par value	.5	.7
Capital in excess of par value, end of period	502.2	499.2

Retained earnings, beginning of year	121.6	107.9
Net earnings	5.4	18.0
Retained earnings, end of period	127.0	125.9

Accumulated other comprehensive loss, beginning of year	(26.5)	(11.1)
Other comprehensive loss	(40.8)	(14.0)
Accumulated other comprehensive loss, end of period	(67.3)	(25.1)

Total Shareholder’s Equity, End of Period	$564.4	$602.5

COMPREHENSIVE (LOSS) INCOME
Net earnings	$5.4	$18.0

Change in unrealized losses, net of reclassification adjustment	(40.8)	(14.0)
Other comprehensive loss	(40.8)	(14.0)

Comprehensive (Loss) Income	$(35.4)	$4.0

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

Net earnings	$5.4	$18.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	32.4	41.7
Universal life and investment-type product policy fee income	(69.7)	(73.5)
Change in accrued investment income	(1.0)	(.4)
Investment losses (gains), net	.6	4.1
Change in deferred policy acquisition costs and
value of business acquired	(3.6)	3.2
Change in future policy benefits	5.0	2.9
Change in other policyholders liabilities	2.0	(6.4)
Change in income tax payable	19.3	15.1
Provision for depreciation and amortization	3.4	4.2
Dividend from AllianceBernstein	2.6	3.2
Other, net	(24.9)	3.6

Net cash (used) provided by operating activities	(28.5)	15.7

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	159.3	150.8
Sales of investments	42.0	78.9
Purchases of investments	(89.5)	(201.4)
Other, net	(21.1)	(6.7)

Net cash provided by (used in) investing activities	90.7	21.6

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	153.2	216.0
Withdrawals and transfers to Separate Accounts	(161.3)	(256.2)
Repayment of note to affiliate	(1.8)	(1.7)
Other, net	.5	.7

Net cash provided by (used in) financing activities	(9.4)	(41.2)

Change in cash and cash equivalents	52.8	(3.9)
Cash and cash equivalents, beginning of year	52.5	58.8

Cash and Cash Equivalents, End of Period	$105.3	$54.9

Supplemental cash flow information:
Interest Paid	$.9	$1.0
Schedule of non-cash financing activities:
Shared-based Programs	$.5	$.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)        BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2008” and “second quarter 2007” refer to the three months ended June 30, 2008 and 2007, respectively.  The terms “first half of 2008” and “first half of 2007” refer to the six months ended June 30, 2008 and 2007, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2008, and as further described in Note 6, MLOA adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  MLOA’s adoption of SFAS No. 157 at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefit (“GMIB”) reinsurance contract treated as a derivative, resulting in an increase in net loss of $0.6 million, related to an increase in the fair value of the GMIB reinsurance contract liability of $1.4 million, offset by a decrease in related DAC amortization of $0.4 million and a decrease of $0.3 million to Federal income taxes.  The increase in the GMIB reinsurance contract’s fair value under SFAS No. 157 was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of SFAS No. 157.

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

New Accounting Pronouncement

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

For the second quarter and first half of 2008 and of 2007, net investment income is shown net of investment expenses of $1.6 million, $3.0 million, $1.8 million and $3.7 million, respectively.

As of June 30, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $1.99 billion and $2.08 billion, respectively.

For the first half of 2008 and 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $25.8 million and $38.2 million, respectively.  Gross gains of $0.4 million and zero and gross losses of $(0.1) million and $(1.3) million were realized on these sales for the first half of 2008 and 2007, respectively.  Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $83.8 million during first half of 2008, resulting in a balance of $139.3 million at June 30, 2008.

Impaired mortgage loans without investment valuation allowances totaled $0.3 million at both June 30, 2008 and December 31, 2007, respectively.  There were no valuation allowances for mortgage loans in the first half of 2008 and of 2007.

During the first half of 2008 and 2007, respectively, MLOA’s average recorded investment in impaired mortgage loans was $0.3 million and $1.9 million.  There was no interest income recognized on impaired mortgage loans for the first half of 2008 and 2007.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  There were no mortgage loans classified as nonaccrual loans at June 30, 2008 or at December 31, 2007.

The following table presents MLOA’s investment in 1.2 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Six Months Ended
	June 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$49.3	$49.8
Equity in net earnings	2.5	2.8
Dividends received	(2.6)	(3.2)
Balances, End of Period	$49.2	$49.4

4)       VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset as of June 30, 2008 and December 31, 2007:

	Gross	Less: Accumulated Amortization(1)	Less:
	Carrying		Impact of
	Amount		Recapture(2)	Net
	(In Millions)
VOBA
June 30, 2008	$416.5	$(125.1)	$(44.9)	$246.5
December 31, 2007	$416.5	$(138.7)	$(44.9)	$232.9

(1)	Includes reactivity to unrealized investment gains (losses).
(2)
 Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level premium term insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

For the second quarter and first half of 2008 and of 2007, total amortization expense related to VOBA was $6.3 million, $7.5 million, $7.9 million and $17.5 million, respectively.  VOBA amortization is estimated to range between $45.3 million and $22.2 million annually through 2012.

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

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or an annual reset.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$1.2	$.5	$1.7
Paid guarantee benefits	(1.0)	-	(1.0)
Other changes in reserve	1.0	.1	1.1
Balance at June 30, 2008	$1.2	$.6	$1.8

Balance at January 1, 2007	$.7	$.4	$1.1
Paid guarantee benefits	(.8)	-	(.8)
Other changes in reserve	1.0	-	1.0
Balance at June 30, 2007	$.9	$.4	$1.3

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$1.2	$.6
Paid guarantee benefits	(.3)	(.1)
Other changes in reserve	.1	.3
Balances, End of Period	$1.0	$.8

The June 30, 2008 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$139	$215	N/A	$28	$382
Separate Accounts	$599	$971	N/A	$140	$1,710
Net amount at risk, gross	$6	$103	N/A	$17	$126
Net amount at risk, net of
amounts reinsured	$6	$85	N/A	$-	$91
Average attained age of
contractholders	62.6	62.8	N/A	62.1	62.7
Percentage of contractholders
over age 70	19.8%	19.3%	N/A	14.7%	19.3%
Range of contractually
specified interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$28	N/A	$28
Separate Accounts	N/A	N/A	$140	N/A	$140
Net amount at risk, gross	N/A	N/A	$-	N/A	$-
Net amount at risk, net of
amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until annuitization	N/A	N/A	4.2	N/A	4.2
Range of contractually
specified interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$1,373	$1,708
Fixed income	228	258
Balanced	33	39
Other	76	79
Total	$1,710	$2,084

GMIB:
Equity	$111	$133
Fixed income	22	24
Balanced	-	-
Other	7	7
Total	$140	$164

C)        Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both June 30, 2008 and December 31, 2007, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$17.0	$1,690.3	$140.3	$1,847.6
Other equity investments	-	-	-	-
Trading securities	-	-	-	-
Other invested assets	-	-	-	-
Cash equivalents	93.3	-	-	93.3
Separate Accounts’ assets	2,529.7	14.3	-	2,544.0
Total Assets	$2,640.0	$1,704.6	$140.3	$4,484.9

Liabilities
GMIB reinsurance contracts	$-	$-	$.7	$.7
Total Liabilities	$-	$-	$.7	$.7

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At June 30, 2008, investments classified as Level 2 comprise approximately 38.0% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.   These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification are approximately $34.4 million AAA-rated mortgage- and asset- backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2008 were approximately $33.2 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $89.1 million of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at June 30, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  Level 3 also includes the GMIB reinsurance contract liability which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance contract reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

The table below presents a reconciliation for all Level 3 assets and liabilities for second quarter and first half of 2008.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Assets				Liabilities
	Fixed
	Maturities	Other	Other	Separate	GMIB
	Available	Equity	Invested	Accounts	Reinsurance
	For Sale	Investments	Assets	Assets	Contracts

Discrete second quarter:
Balance, April 1, 2008	$130.4	$-	$-	$-	$(.1)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	-	-
Investment gains
(losses), net	-	-	-	-	-
Commissions, fees and
other income	-	-	-	-	(.8)
Subtotal	(.1)	-	-	-	(.8)
Other comprehensive
income	(5.3)	-	-	-	-
Purchases/issuances and
sales/settlements, net	(1.2)	-	-	-	.2
Transfers into/out of
Level 3	16.5	-	-	-	-
Balance, June 30, 2008	$140.3	$-	$-	$-	$(.7)

First half of 2008:
Balance, Dec. 31, 2007	$167.0	$-	$-	$-	$(.1)
Impact of adopting SFAS
No. 157, included in
earnings	-	-	-	-	(1.4)
Balance, Jan. 1, 2008	167.0	-	-	-	(1.5)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.3)	-	-	-	-
Investment gains
(losses), net	(.2)	-	-	-	-
Commissions, fees and
other income	-	-	-	-	.3
Subtotal	(.5)	-	-	-	.3
Other comprehensive
income	(32.7)	-	-	-	-
Purchases/issuances and
sales/settlements, net	(9.8)	-	-	-	.5
Transfers into/out of
Level 3	16.3	-	-	-	-
Balance, June 30, 2008	$140.3	$-	$-	$-	$(.7)

The table below details changes in unrealized gains (losses) for the discrete second quarter and first half of 2008 by category for Level 3 assets and liabilities still held at June 30, 2008:

Earnings
		Investment	Commissions,	Other
	Net	Gains	Fees and	Compre-
	Investment	(Losses),	Other	hensive
	Income	Net	Income	Income
(In Millions)
Level 3 Instruments
Second Quarter 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(5.3)
Other equity investments	-	-	-	-
Other invested assets	-	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	-	-
Separate Accounts’ assets	-	-	(.8)	-
Total	$-	$-	$(.8)	$(5.3)

For Half of 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(32.7)
Other equity investments	-	-	-	-
Other invested assets	-	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	-	-
Separate Accounts’ assets	-	-	.3	-
Total	$-	$-	$.3	$(32.7)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In second quarter and the first half of 2008, there were no assets measured at fair value on a non-recurring basis.

7)       RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $11.3 million, $25.0 million, $12.1 million and $24.1 million for the second quarter and first half of 2008 and of 2007, respectively.  At June 30, 2008 and December 31, 2007, MLOA reported a payable to AXA Equitable in connection with its service agreement of $4.5 million and $2.8 million, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $0.5 million, $1.1 million, $0.6 million and $1.1 million for the second quarter and first half of 2008 and of 2007, respectively.  There were no intercompany payables related to these agreements at June 30, 2008 and December 31, 2007.

8)        SHARE-BASED COMPENSATION

For the second quarter and first half of 2008 and of 2007, MLOA recognized compensation cost of $0.6 million, $1.0 million, $0.8 million and $1.1 million, respectively, for share-based payment arrangements.

9)        INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the amount of unrecognized tax benefits was $17.0 million.  At January 1, 2007 all of the unrecognized tax benefits would affect the effective tax rate.  At June 30, 2008 and 2007, respectively, the total amounts of unrecognized tax benefits were $17.1 million and $18.6 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at June 30, 2008 and December 31, 2007 were $6.3 million and $7.0 million, respectively.  Tax expense for second quarter and the first half of 2008, respectively, included $(1.0) million and $(0.7) million, respectively, of interest (credits) related to unrecognized tax benefits.

The IRS has completed its examination of tax years 2002 through July 8, 2004, the date of MLOA’s acquisition by AXA Financial, and issued a Revenue Agent’s Report on July 18, 2008 that covers tax years 2002 through July 8, 2004 as well as amended returns for tax years 1998 through 2001.  MLOA has agreed to all of the proposed adjustments and the results of that Report will be reflected in MLOA’s financial results in third quarter 2008.  It is reasonably possible the total amounts of unrecognized tax benefits will increase or decrease within the next 12 months due to the conclusion of these IRS proceedings.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

11)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Net earnings	$4.2	$5.8	$5.4	$18.0

Change in unrealized losses, net of
reclassification adjustment	(19.9)	(15.7)	(40.8)	(14.0)

Other comprehensive loss	(19.9)	(15.7)	(40.8)	(14.0)

Comprehensive (Loss) Income	$(15.7)	$(9.9)	$(35.4)	$4.0

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Earnings before income taxes were $8.4 million for the first half of 2008, a decrease of $17.9 million from earnings of $26.3 million for the first half of 2007.  Net earnings were $5.4 million for the first half of 2008, $12.6 million lower than the $18.0 million reported for the first half of 2007.  The 2008 net earnings included the $(0.6) million impact of the recalculation of fair value of the GMIB reinsurance contracts treated as derivatives upon the adoption of SFAS No. 157 on January 1, 2008 (net of the related impact of $0.4 million lower DAC amortization and $0.3 million tax benefit).

Revenues.  Total revenues for the first half of 2008 decreased $11.8 million as compared to the first half of 2007.

Universal life and investment-type product policy fee income decreased $3.8 million for the first half of 2008 to $69.7 million from $73.5 million for the first half of 2007 primarily due to fees earned on lower average Separate Account balances.

Net investment income decreased $6.1 million for the first half of 2008 to $64.2 million from $70.3 million for the first half of 2007 principally due to lower investment income on mortgage loans, fixed maturities and short-term investments.

Benefits and Other Deductions.  Total benefits and other deductions for the first half of 2008 increased $6.1 million to $151.1 million from $145.0 million for the first half of 2007.

Policyholders’ benefits increased $18.2 million for the first half of 2008 to $65.7 million from $47.5 million for the first half of 2007 principally due to higher death claims.

Interest credited to policyholders’ account balances decreased $9.3 million for the first half of 2008 to $32.4 million from $41.7 million for the first half of 2007 principally due to lower annuity average account balances.

Compensation and benefits increased $2.9 million to $13.0 million for the first half of 2008 from $10.1 million for the first half of 2007, due to an increase in the allocation of benefit plan expenses to MLOA.

Amortization of DAC and VOBA decreased $8.0 million for the first half of 2008 to $14.5 million from $22.5 million for the first half of 2007 in response to higher death claims from the variable and interest-sensitive life products.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products for the first half of 2008 decreased by $3.3 million from the first half of 2007 to $161.2 million for the first six months of 2008.  The decrease resulted from a reduction in renewals of life insurance and annuity products of $1.9 million and $6.1 million, respectively, partially offset by an increase in sales of new life insurance products of $4.7 million.

Surrenders and Withdrawals.  When totals for first half of 2008 are compared to first half of 2007, surrenders and withdrawals decreased from $399.2 million to $340.1 million with a decrease of $45.1 million reported for individual annuities and a $14.0 million decrease for variable and interest-sensitive life products.  The annualized annuities surrender rate increased to 18.5% in the first half of 2008 from 18.2% in the first half of 2007, while the variable and interest-sensitive life surrender rates decreased to 8.72% in the first half of 2008 from 9.76% in the first half of 2007.  The decline in surrenders on variable and interest-sensitive life products was principally due to lower BOLI/COLI surrenders in first half of 2008 as compared to the first half of 2007.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Omitted pursuant to General Instruction H of Form 10-Q.

Item 4(T).      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

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

Date:	August 11, 2008	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	August 11, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer