Form 10-Q
period 2008-09-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2008-11-10
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2008

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
Yes  ☒   No ☐

As of November 10, 2008, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I    FINANCIAL INFORMATION
Item 1: Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$1,715.2	$2,027.7
Mortgage loans on real estate	179.8	203.8
Policy loans	122.7	116.0
Other invested assets	51.2	53.1
Total investments	2,068.9	2,400.6
Cash and cash equivalents	112.8	52.5
Amounts due from reinsurers	144.6	136.4
Deferred policy acquisition costs	153.8	145.0
Value of business acquired	252.2	232.9
Other assets	38.6	26.3
Separate Accounts’ assets	2,205.0	3,009.5

Total Assets	$4,975.9	$6,003.2

LIABILITIES
Policyholders’ account balances	$1,849.8	$1,915.3
Future policy benefits and other policyholders liabilities	353.9	353.1
Other liabilities	39.1	46.8
Note payable to affiliate	24.5	27.3
Income taxes payable	9.5	51.9
Separate Accounts’ liabilities	2,205.0	3,009.5
Total liabilities	4,481.8	5,403.9

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	502.4	501.7
Retained earnings	103.8	121.6
Accumulated other comprehensive loss	(114.6)	(26.5)
Total shareholder’s equity	494.1	599.3

Total Liabilities and Shareholder’s Equity	$4,975.9	$6,003.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type product
policy fee income	$39.9	$36.9	$109.6	$110.4
Premiums	10.7	11.7	31.2	34.9
Net investment income	30.6	34.4	94.8	104.7
Investment (losses) gains, net	(36.6)	(4.6)	(37.2)	(8.7)
Other income	4.0	3.8	9.7	12.2
Total revenues	48.6	82.2	208.1	253.5

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	26.8	29.0	92.5	76.5
Interest credited to policyholders’ account balances	10.6	21.9	43.0	63.6
Compensation and benefits	7.4	5.3	20.4	15.4
Commissions	9.3	11.4	32.7	33.4
Interest expense	.4	.5	1.3	1.5
Amortization of deferred policy acquisition costs
and value of business acquired	30.4	11.0	44.9	33.5
Capitalization of deferred policy acquisition costs	(8.8)	(9.1)	(26.9)	(28.3)
Rent expense	1.2	.9	3.5	2.9
Other operating costs and expenses	8.8	9.2	25.8	26.6
Total benefits and other deductions	86.1	80.1	237.2	225.1

(Loss) earnings before income taxes	(37.5)	2.1	(29.1)	28.4
Income tax benefit (expense)	14.3	(1.8)	11.3	(10.1)

Net (Loss) Earnings	$(23.2)	$.3	$(17.8)	$18.3

See Notes to Financial Statements.

 MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE (LOSS) INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	501.7	498.5
Changes in capital in excess of par value	.7	1.1
Capital in excess of par value, end of period	502.4	499.6

Retained earnings, beginning of year	121.6	107.9
Net (loss) earnings	(17.8)	18.3
Retained earnings, end of period	103.8	126.2

Accumulated other comprehensive loss, beginning of year	(26.6)	(11.1)
Other comprehensive loss	(88.0)	(15.5)
Accumulated other comprehensive loss, end of period	(114.6)	(26.6)

Total Shareholder’s Equity, End of Period	$494.1	$601.7

COMPREHENSIVE (LOSS) INCOME
Net earnings	$(17.8)	$18.3

Change in unrealized losses, net of reclassification adjustment	(88.0)	(15.5)
Other comprehensive loss	(88.0)	(15.5)

Comprehensive (Loss) Income	$(105.8)	$2.8

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

Net (loss) earnings	$(17.8)	$18.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	43.0	63.6
Universal life and investment-type product policy fee income	(109.6)	(110.4)
Change in accrued investment income	(4.5)	(5.4)
Investment losses (gains), net	37.2	8.7
Change in deferred policy acquisition costs and
value of business acquired	18.0	5.2
Change in future policy benefits	6.5	4.4
Change in other policyholders liabilities	(6.0)	3.7
Change in income tax payable	4.9	16.9
Provision for depreciation and amortization	5.0	6.1
Dividend from AllianceBernstein	3.9	4.8
Other, net	(13.9)	3.7

Net cash (used in) provided by operating activities	(33.3)	19.6

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	51.4	228.5
Sales of investments	185.4	72.0
Purchases of investments	(122.4)	(232.2)
Other, net	(5.6)	(11.9)

Net cash provided by investing activities	108.8	56.4

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	218.8	310.1
Withdrawals and transfers to Separate Accounts	(232.0)	(363.8)
Repayment of note to affiliate	(2.7)	(2.5)
Other, net	.7	1.0

Net cash used in financing activities	(15.2)	(55.2)

Change in cash and cash equivalents	60.3	20.8
Cash and cash equivalents, beginning of year	52.5	58.8

Cash and Cash Equivalents, End of Period	$112.8	$79.6

Supplemental cash flow information:
Interest Paid	$1.3	$1.5
Schedule of non-cash financing activities:
Shared-based Programs	$.7	$1.1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)        BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “third quarter 2008” and “third quarter 2007” refer to the three months ended September 30, 2008 and 2007, respectively.  The terms “first nine months of 2008” and “first nine months of 2007” refer to the nine months ended September 30, 2008 and 2007, respectively.

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

New Accounting Pronouncements

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Management considered the guidance provided by FSP SFAS No. 157-3 in determining the fair value of financial assets at September 30, 2008 and determined that it did not have a significant impact on MLOA’s results of operations or financial position.

On February 12, 2008, the FASB issued FSP SFAS No. 157-2 that deferred the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities (including goodwill and other intangible assets) except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral will delay until 2009 the application of SFAS No. 157 to MLOA’s annual impairment testing of goodwill and other intangible assets.  Management currently is assessing the impacts of adoption.

3)	INVESTMENTS

For the third quarter and first nine months of 2008 and of 2007, net investment income is shown net of investment expenses of $1.6 million, $4.6 million, $1.7 million and $5.4 million, respectively.

As of September 30, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $1.95 billion and $2.08 billion, respectively.

For the first nine months of 2008 and 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $35.2 million and $70.4 million, respectively.  Gross gains of $0.5 million and $1.4 million and gross losses of $(0.6) million and $(3.8) million were realized on these sales for the first nine months of 2008 and 2007, respectively.  Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $181.5 million during first nine months of 2008, resulting in a balance of $236.9 million at September 30, 2008.

Writedowns of fixed maturities totaled $36.0 million, $36.9 million, $1.9 million and $5.8 million for the third quarter and first nine months of 2008 and 2007, respectively

Impaired mortgage loans without investment valuation allowances totaled $0.3 million at both September 30, 2008 and December 31, 2007.  There were no valuation allowances for mortgage loans in the first nine months of 2008 and of 2007.

During the first nine months of 2008 and 2007, respectively, MLOA’s average recorded investment in impaired mortgage loans was $0.3 million and $1.4 million.  There was no interest income recognized on impaired mortgage loans for the first nine months of 2008 and 2007.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  There were no mortgage loans classified as nonaccrual loans at September 30, 2008 or at December 31, 2007.

The following table presents MLOA’s investment in 1.2 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Nine Months Ended September 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$49.3	$49.8
Equity in net earnings	3.5	4.4
Dividends received	(3.9)	(4.8)
Balances, End of Period	$48.9	$49.4

4)       VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset as of September 30, 2008 and December 31, 2007:

	Gross Carrying Amount	Less: Accumulated Amortization(1)	Less: Impact of Recapture(2)	Net
	(In Millions)
VOBA
September 30, 2008	$416.5	$(119.5)	$(44.9)	$252.1

December 31, 2007	$416.5	$(138.7)	$(44.9)	$232.9

(1)	Includes reactivity to unrealized investment gains (losses).
(2)
Relates to the December 31, 2005 and 2004 recapture by USFL of universal life insurance contracts and level premium term insurance contracts previously ceded to MLOA under the MODCO agreement between MLOA and USFL.

For the third quarter and first nine months of 2008 and of 2007, total amortization expense related to VOBA was $19.3 million, $26.6 million, $5.6 million and $23.1 million, respectively.  VOBA amortization is estimated to range between $45.3 million and $22.2 million annually through 2012.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$1.2	$.5	$1.7
Paid guarantee benefits	(1.4)	-	(1.4)
Other changes in reserve	3.2	.1	3.3
Balance at September 30, 2008	$3.0	$.6	$3.6

Balance at January 1, 2007	$.7	$.4	$1.1
Paid guarantee benefits	(1.0)	-	(1.0)
Other changes in reserve	1.3	.1	1.4
Balance at September 30, 2007	$1.0	$.5	$1.5

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$1.2	$.6
Paid guarantee benefits	(.5)	(.2)
Other changes in reserve	1.1	.5
Balances, End of Period	$1.8	$.9

The September 30, 2008 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$136	$210	N/A	$28	$374
Separate Accounts	$521	819	N/A	$117	$1,457
Net amount at risk, gross	$8	$166	N/A	$33	$207
Net amount at risk, net of
amounts reinsured	$8	$126	N/A	$1	$135
Average attained age of
contractholders	63.0	63.2	N/A	62.5	63.1
Percentage of contractholders
over age 70	20.0%	19.6%	N/A	14.9%	19.5%
Range of contractually
specified interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$28	N/A	$28
Separate Accounts	N/A	N/A	$117	N/A	$117
Net amount at risk, gross	N/A	N/A	$1	N/A	$1
Net amount at risk, net of
amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until annuitization	N/A	N/A	3.9	N/A	3.9
Range of contractually
specified interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$1,149	$1,708
Fixed income	205	258
Balanced	27	39
Other	76	79
Total	$1,457	$2,084

GMIB:
Equity	$91	$133
Fixed income	20	24
Balanced	-	-
Other	6	7
Total	$117	$164

C)       Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both September 30, 2008 and December 31, 2007, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$14.4	$1,574.8	$126.0	$1,715.2
Other equity investments	-	-	-	-
Trading securities	-	-	-	-
Other invested assets	-	-	-	-
Cash equivalents	107.1	-	-	107.1
GMIB reinsurance contracts	-	-	.9	.9
Separate Accounts’ assets	2,190.6	14.4	-	2,205.0
Total Assets	$2,312.1	$1,589.2	$126.9	$4,028.2

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At September 30, 2008, investments classified as Level 2 comprise approximately 39.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities.   As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.   These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification are approximately $37.4 million AAA-rated mortgage- and asset-backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2008 were approximately $22.3 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $64.8 million of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at September 30, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  MLOA applies various due-diligence procedures, as considered appropriate, to validate the pricing of investments classified as Level 3, including back-testing to historical prices, benchmarking to similar securities, and internal review by a valuation committee.  Level 3 also includes the GMIB reinsurance contract which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance contract reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

A reconciliation for all Level 3 assets for third quarter and first nine months of 2008 follows:

Level 3 Instruments Fair Value Measurements - Assets

	Fixed
	Maturities	GMIB
	Available	Reinsurance
	For Sale	Contracts
	(In Millions)
Discrete Third Quarter:
Balance, July 1, 2008	$140.3	$(.7)
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	(.1)	-
Investment (losses) gains, net	(4.7)	-
Commissions, fees and other income	-	1.4
Subtotal	(4.8)	1.4
Other comprehensive income	(17.4)	-
Purchases/issuances and sales/settlements, net	(4.9)	.2
Transfers into/out of Level 3	12.8	-
Balance, Sept. 30, 2008	$126.0	$.9

First Nine Months of 2008:
Balance, Dec. 31, 2007	$167.0	$(.1)
Impact of adopting SFAS No. 157, included in earnings	-	(1.4)
Balance, Jan. 1, 2008	167.0	(1.5)
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	(.4)	-
Investment (losses) gains, net	(5.0)	-
Commissions, fees and other income	-	1.7
Subtotal	(5.4)	1.7
Other comprehensive income	(50.5)	-
Purchases/issuances and sales/settlements, net	(14.7)	.7
Transfers into/out of Level 3	29.6	-
Balance, Sept. 30, 2008	$126.0	$.9

The table below details changes in unrealized gains (losses) for third quarter and the first nine months of 2008 by category for Level 3 assets still held at September 30, 2008:

	Earnings
	Commissions, Fees and Other Income	Other Comprehensive Income
	(In Millions)

Level 3 Instruments
Third Quarter 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains or losses
Fixed maturities available for sale	$-	$(17.4)
Other equity investments	-	-
Other invested assets	-	-
Cash equivalents	-	-
Segregated securities	-	-
GMIB reinsurance contracts	-	-
Separate Accounts’ assets	1.4	-
Total	$1.4	$(17.4)

	Earnings
	Commissions, Fees and Other Income	Other Comprehensive Income
	(In Millions)

First Nine Months of 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains or losses
Fixed maturities available for sale	$-	$(50.7)
Other equity investments	-	-
Other invested assets	-	-
Cash equivalents	-	-
Segregated securities	-	-
GMIB reinsurance contracts	-	-
Separate Accounts’ assets	1.7	-
Total	$1.7	$(50.7)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In third quarter and the first nine months of 2008, there were no assets measured at fair value on a non-recurring basis.

7)       RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $14.6 million, $39.7 million, $11.8 million and $35.8 million for the third quarter and first nine months of 2008 and of 2007, respectively.  At September 30, 2008 and December 31, 2007, MLOA reported a payable to AXA Equitable in connection with its service agreement of $5.5 million and $2.8 million, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $0.6 million, $1.7 million, $0.6 million and $1.7 million for the third quarter and first nine months of 2008 and of 2007, respectively.  There were no intercompany payables related to these agreements at September 30, 2008 and December 31, 2007.

8)       SHARE-BASED COMPENSATION

For the third quarter and first nine months of 2008 and of 2007, MLOA recognized compensation cost of $0.3 million, $1.3 million, $0.7 million and $1.8 million, respectively, for share-based payment arrangements.

9)       INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the amount of unrecognized tax benefits was $17.0 million.  At January 1, 2007 all of the unrecognized tax benefits would affect the effective tax rate.  At September 30, 2008 and 2007, respectively, the total amounts of unrecognized tax benefits were $16.4 million and $19.4 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at September 30, 2008 and December 31, 2007 were $5.6 million and $7.0 million, respectively.  Tax expense for third quarter and the first nine months of 2008, respectively, included $(0.7) million and $(1.4) million, respectively, of interest (credits) related to unrecognized tax benefits.

The IRS has completed its examination of tax years 2002 through July 8, 2004, the date of MLOA’s acquisition by AXA Financial, and issued a Revenue Agent’s Report during third quarter 2008 that covers tax years 2002 through July 8, 2004 as well as amended returns for tax years 1998 through 2001.  MLOA has agreed to all of the proposed adjustments and the results of that Report will be reflected in MLOA’s financial results in fourth quarter 2008.  It is reasonably possible the total amounts of unrecognized tax benefits will increase or decrease within the next 12 months due to the conclusion of these IRS proceedings.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

11)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

Net (loss) earnings	$(23.2)	$.3	$(17.8)	$18.3

Change in unrealized losses, net of
reclassification adjustment	(47.2)	(1.5)	(88.0)	(15.5)

Other comprehensive loss	(47.2)	(1.5)	(88.0)	(15.5)

Comprehensive (Loss) Income	$(70.4)	$(1.2)	$(105.8)	$2.8

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

INTRODUCTION

The world-wide equity and credit markets have been experiencing substantial volatility and disruption during 2008 which, recently, have reached virtually unprecedented levels.  The exceptionally turbulent conditions experienced by global capital markets have resulted in precipitous declines in equity securities valuations, the bankruptcy or government sponsored bail-out of several major financial institutions and other extraordinary events.  The fixed income markets are experiencing high levels of illiquidity and volatility, widening credit spreads and declining prices, increasing defaults, and ratings agency credit downgrades.  MLOA’s investments and results of operations have been adversely affected by these conditions and will likely continue to be adversely affected in the event these extremely difficult market conditions continue to prevail.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Loss before income taxes was $29.1 million for the first nine months of 2008, a decrease of $57.5 million from the $28.4 million of earnings for the first nine months of 2007.  Net loss was $17.8 million for the first nine months of 2008, a decline of $36.1 million from the $18.3 million in net earnings reported for the first nine months of 2007.  The 2008 net loss included the $(0.6) million impact of the recalculation of fair value (net of the related impact of $0.4 million lower DAC amortization and $0.3 million tax benefit) of the GMIB reinsurance contracts accounted for as derivatives upon the January 1, 2008 adoption of SFAS No. 157.

Revenues.  Total revenues for the first nine months of 2008 decreased $45.4 million as compared to the first nine months of 2007.

Universal life and investment-type product policy fee income decreased $0.8 million for the first nine months of 2008 to $109.6 million from $110.4 million for the first nine months of 2007 primarily due to fees earned on lower average Separate Account balances.

Net investment income decreased $9.9 million for the first nine months of 2008 to $94.8 million from $104.7 million for the first nine months of 2007 principally due to lower investment income on mortgage loans, fixed maturities and short-term investments.

Investment losses, net totaled $37.2 million for the first nine months of 2008 as compared to $8.7 million for the first nine months of 2007.  The $28.5 million of higher losses were primarily due to higher writedowns on fixed maturities.  The losses included writedowns on MLOA’s holdings of Washington Mutual, Inc. and Lehman Brothers Holding Inc. debt of $23.3 million and $8.0 million, respectively.  These writedowns in the 2008 period were partially offset by lower losses on sales of fixed maturities ($3.9 million in the first nine months of 2008 as compared to $6.1 million in the comparable 2007 period).

Benefits and Other Deductions.  Total benefits and other deductions for the first nine months of 2008 increased $12.1 million to $237.2 million from $225.1 million for the first nine months of 2007.

Policyholders’ benefits increased $16.0 million for the first nine months of 2008 to $92.5 million from $76.5 million for the first nine months of 2007 principally due to higher death claims.

Interest credited to policyholders’ account balances decreased $20.6 million for the first nine months of 2008 to $43.0 million from $63.6 million for the first nine months of 2007 principally due to lower annuity average account balances.

Compensation and benefits increased $5.0 million to $20.4 million for the first nine months of 2008 from $15.4 million for the first nine months of 2007, due to an increase in the allocation of benefit plan expenses to MLOA.

Amortization of DAC and VOBA increased $11.4 million for the first nine months of 2008 to $44.9 million from $33.5 million for the first nine months of 2007 due to unlocking the VOBA/DAC model for mortality and withdrawal assumptions that increased amortization $25.9 million offset by reactivity to lower current period gross profits that decreased amortization by $9.8 million.  This net increase was offset by a decrease in amortization related to capital losses of $4.7 million.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products decreased by $6.6 million to $234.5 million for the first nine months of 2008 from the total reported for first nine months of 2007.  The decrease resulted from lower annuity sales and lower Term recurring premiums offset by higher MLOA IL Legacy sales.

Surrenders and Withdrawals.  When totals for first nine months of 2008 are compared to first nine months of 2007, surrenders and withdrawals decreased from $585.9 million to $478.4 million with a decrease of $77.9 million reported for individual annuities and a $29.6 million decrease for variable and interest-sensitive life products.  The annualized annuities surrender rate increased to 19.0% in the first nine months of 2008 from 18.4% in the first nine months of 2007, while the variable and interest-sensitive life surrender rates decreased to 8.1% in the first nine months of 2008 from 9.7% in the first nine months of 2007.  The decline in surrenders on variable and interest-sensitive life products was principally due to lower BOLI/COLI surrenders in first nine months of 2008 as compared to the comparable 2007 period.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures are effective.

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

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2007 Form 10-K, except as noted below:

There can be no assurance that the recent actions by the Federal government to stabilize the U.S. financial system will be effective.

The world-wide equity and credit markets have been experiencing volatility and disruption for over a year, which has recently approached virtually unprecedented levels.  The Federal government, Federal Reserve and other governmental regulatory bodies have taken and are considering further actions to stabilize the U.S. financial system.  There can be no assurance, however, as to the actual impact that these actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of these actions to help stabilize the financial markets and a continuation or worsening of current financial market conditions could adversely affect our ability to access capital, business, financial condition and results of operations.

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

Date:	November 10, 2008	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	November 10, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer