Form 10-K
period 2008-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2009-03-13
CIK 835357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2008.

As of March 10, 2009, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	1-1
	Overview	1-1
	Products	1-1
	Competition	1-2
	Regulation	1-3
	Employees	1-4
	Parent Company	1-5
	Other Information	1-5
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	Submission of Matters to a Vote of Security Holders*	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data*	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (“Management Narrative”)	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants On Accounting and
	Financial Disclosure	9-1
Item 9A(T).	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance*	10-1
Item 11.	Executive Compensation*	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters*	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	13-1
Item 14.	Principal Accountant Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures	S-1
Index to Exhibits	E-1

*Omitted pursuant to General Instruction I to Form 10-K

i

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, "Risk Factors" and elsewhere may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  MONY Life Insurance Company of America assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in part I, Item 1A of MLOA Life Insurance Company of America’s Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report.

ii

Part I, Item 1.

BUSINESS1

OVERVIEW

MONY Life Insurance Company of America (“MLOA”) is an Arizona stock life insurance company and a wholly owned subsidiary of MONY Life Insurance Company (“MONY Life”).  MLOA’s primary business is to provide life insurance and annuity products to both individuals and businesses.  MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico.  As of December 31, 2008, MLOA had approximately 222,823 insurance policies and annuity contracts in force.

MONY Life is an indirect wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”) and AXA Financial is a wholly owned subsidiary of AXA S.A (“AXA”), a French holding company for an international group of insurance and related financial services companies.  AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and files annual reports on Form 20-F.  For additional information regarding AXA, see “Parent Company”.

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

Variable life and variable annuity contractholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts.  The investment options available to MLOA’s variable life and variable annuity contractholders are comprised of the proprietary fund families of EQ Advisors Trust, AXA Premier VIP Trust and various non-proprietary fund families.  MLOA’s variable life insurance contracts had 68 investment options and MLOA’s variable annuity contracts had 57 investment options as of December 31, 2008.  Depending on the investment options available under the specific contract, variable contractholders may allocate their funds among a wide variety of these investment options.

Distribution

MLOA’s annuity and life insurance products are distributed through financial professionals associated with AXA Advisors, LLC (“AXA Advisors”), an affiliated broker-dealer, and AXA Network, LLC (“AXA Network”), an affiliated insurance agency.  As of December 31, 2008, AXA Advisors and AXA Network had approximately 5,694 financial professionals.

MLOA also distributes its products on a wholesale basis through AXA Distributors, LLC (“AXA Distributors”), AXA Financial Group’s wholesale distribution company, to third-party broker-dealers and insurance brokerage general agencies.

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

1-1

Reinsurance

MLOA reinsures most of its variable life, interest-sensitive life and term life insurance policies on an excess of retention basis.  In 2008, MLOA generally retained up to a maximum of $4 million of risk on single-life policies and up to a maximum of $6 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $20 million of risk on single-life policies and up to a maximum of $25 million on second-to-die policies.  For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is typically sought.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by MLOA in exchange for an agreed-upon premium.  MLOA is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.47% of the total policy life reserves of MLOA.

MLOA also continues to reinsure a portion of its exposure on variable annuity products that provide guaranteed minimum income benefit (“GMIB”) features and/or guaranteed minimum death benefit (“GMDB”) features.  At December 31, 2008, MLOA had fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 29.4% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2008.  A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations.  MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

MLOA does not assume reinsurance from any non-affiliated insurance company.  For additional information about reinsurance strategies implemented by MLOA and affiliate reinsurance assumed by MLOA, see Notes 7 and 8 of Notes to Financial Statements.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2008:

MONY Life Insurance Company of America
General Account Investment Assets
Net Amortized Cost (1)
(Dollars in Millions)

	Amount	% of Total

Fixed maturities	$1,934.7	82.7%
Mortgages	176.2	7.5
Other equity investments	2.9	0.0
Policy loans	122.4	5.2
Cash and short-term investments (2)	106.9	4.6
Total	$2,343.1	100.0%

(1)
Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgages.

(2)	Comprised of “Cash and cash equivalent” caption and/or short-term investments included in other invested assets.

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

COMPETITION

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products that have been provided by MLOA.  Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  In addition, the trend toward consolidation has been significantly accelerating as a result of the current economic turmoil.  For additional information regarding competition, see “Risk Factors”.

1-2

The principal competitive factors affecting MLOA’s business are financial strength as evidenced, in part, by financial and claims-paying ratings; size; product quality, range, features/functionality and price; crediting rates on fixed products; visibility, recognition and understanding of our brand in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products) investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies.  As of March 10, 2009, the financial strength or claims-paying rating of MLOA was “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with negative outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook) and “AA” from Fitch Investors Service, L.P. (3rd highest of 21 ratings; with stable outlook).

In light of the deterioration in the credit and equity markets, certain rating agencies have lowered their outlook on the life insurance sector to negative from stable and have downgraded certain companies.  The nature and extent of any additional further action by ratings agencies cannot be predicted, nor can management predict the effect of any such changes.

REGULATION

State Supervision.  MLOA is licensed to transact insurance business in all states other than New York and is subject to extensive regulation and supervision by insurance regulators in these states and the District of Columbia and Puerto Rico.  MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance.  The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates.  Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.  MLOA is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business.  Such agencies may conduct regular or targeted examinations of the operations and accounts of MLOA and may make occasional requests for particular information from MLOA.  In addition to oversight by state insurance regulators, in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance and securities laws.

Holding Company and Shareholder Dividend Regulation.  Several states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance.  In 2008, MLOA did not make any shareholder dividend payments.

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

Potential Regulatory Initiatives Related to Financial Markets.  As discussed above, MLOA’s business is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies.  In light of the current financial crisis, there have been increasing calls for additional regulation of financial firms of all types and/or an overhaul of the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for federal regulation of the insurance industry by means of an optional or mandatory Federal charter or license.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which the insurance business may in the future be subject cannot be predicted, nor can we predict the effect of any such changes on, among other things, the way business is conducted, products are offered or capital is managed.

1-3

Federal Tax Initiatives. Although the Federal government generally does not directly regulate the insurance business currently, many Federal tax laws affect the business in a variety of ways.  There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may significantly affect MLOA including, among others, the following.

Estate and Related Taxes.  Under Federal tax legislation passed in 2001, exemption amounts have been increasing and rates have been decreasing for estate and generation skipping taxes.  Under current law, such taxes are scheduled to be repealed for 2010, but to return to their 2001 levels thereafter.   Legislative proposals range from eliminating the one-year repeal and continuing these taxes at or above the 2009 exemption amounts and rates to making permanent the 2010 one-year repeal.  Although a continuation of the repeal beyond 2010 seems unlikely, elimination of the estate tax would likely have an adverse impact on life insurance sales since a significant portion of life insurance sales are made in conjunction with estate planning.  Conversely, a continuation or an increase of the estate tax would benefit sales and persistency.

Income, Capital Gains and Dividend Tax Rates.   Federal tax legislation passed in 2001 also reduced income tax rates, and tax rates on long-term capital gains and qualifying corporate dividends.  Such changes have lessened the tax appeal of cash value life insurance and annuity products.  Unless extended, these lower rates are set to expire after 2010.  The Obama administration has expressed an intention to seek to increase the income tax rates for higher income taxpayers and to reduce income tax rates for middle and lower income taxpayers.  The tax appeal of cash value life insurance and annuity products would benefit from higher income and capital gains tax rates but would be reduced by lower tax rates.

Other Proposals.  The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle income taxpayers.  For example, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements.  Another would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales and, possibly, funding and persistency of existing cash value life insurance and deferred annuity products.

The current rapidly changing economic environment may increase the likelihood of substantial changes to Federal tax law.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to MLOA’s business or what the effect of any such legislation might be.

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

1-4

PARENT COMPANY

AXA, the ultimate parent company of MLOA, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business.  AXA is one of the world’s largest insurance groups, operating primarily in Western Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including Eastern Europe, the Middle East and Africa.  AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to MLOA.

OTHER INFORMATION

All of MLOA’s officers, including its chief executive officer, chief financial officer and chief accounting officer, are subject to the Policy Statement on Ethics (the “Code”), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on AXA Financial’s website at www.axa-equitable.com.  MLOA intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and chief accounting officer by posting such information on AXA Financial’s website at the above address.

1-5

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This “Risk Factors” section provides a summary of some of the significant risks that could affect (and in some cases, are affecting) our business, financial condition or results of operations. In the summary that follows, management has attempted to identify the potential consequences that could result from the realization of the risks described.  It must be emphasized, however, that the extreme market disruption and dislocation that is currently prevailing make any effort to anticipate or predict the likelihood or severity of the consequences particularly difficult, and increases the likelihood that the realization of these or other risks could materially impact MLOA’s business, results of operations and financial condition whether or not specifically indicated below.  In this section, the terms “we,” “us” and “our” refer to MONY Life Insurance Company of America.

Current conditions in the financial markets and the economy generally may adversely affect our business, results of operations and financial condition.

Our business, results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  The global financial markets have been experiencing severe declines and disruption, accompanied by high levels of volatility and illiquidity for over a year.  The availability and the cost of credit have been affected.  These factors, combined with, among other things, volatile oil and other commodity prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidences, increasing rates of defaults and bankruptcies and increasing unemployment have precipitated a severe global economic downturn.  These circumstances have had and may continue to have an adverse effect on us.

It is not possible to predict how long the current difficult market conditions will persist or the extent to which they may worsen, nor is it possible to predict the extent to which they will adversely affect our business, results of operations, cash flows and financial condition.

Equity market declines and volatility may adversely affect our business, results of operations and financial condition.

Declines or volatility in equity markets, such as those currently being experienced, have negatively impacted and may continue to negatively impact the investment returns we and our customers earn in those markets as well as our business, results of operations and financial condition.  For example, equity market declines and/or volatility:

•  decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account values and, for annuity contracts that provide enhanced guarantee features, increases the amount of our potential obligations related to such enhanced guarantee features.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements;

•  may increase surrenders and withdrawals of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to more conservative investment options (which may  have  lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

    •  negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our regulatory capital;

        •  have reduced and may continue to reduce demand for variable products relative to fixed income products;

●  could lead to changes in estimates underlying our calculations of deferred acquisition costs (“DAC”) that, in turn, could accelerate our DAC and value of business acquired (“VOBA”)  amortization  and  reduce our  current  earnings;

        •  may result in changes to the fair value of our GMIB reinsurance contracts, which could reduce the amount and/or increase the volatility of our earnings.

Interest rate fluctuations may adversely affect our business, results of operations and financial condition.

Our margin or “spread” on interest-sensitive life insurance and annuity contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts.  This spread is a significant part of our earnings.

1A-1

In 2008, interest rates on U.S. government securities declined substantially.  If interest rates continue to fall and/or remain at low levels, our portfolio earnings will decline over time.  Our ability to pass through the affects of such a decline to contract owners is limited by the minimum interest rates that we guarantee on interest-sensitive life insurance and annuity contracts and other competitive factors.  Currently, we are at or near the minimum interest rate that we guarantee on many of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts could continue to deteriorate and possibly become negative which could have a material adverse effect on our profitability.  Furthermore, such a fall in interest rates could result in additional increases to reserve requirements for those contracts and increase the cost of executing of providing benefits on variable annuities with living and death benefits and on other guaranteed products.  These consequences could, in turn, impact both our earnings and, particularly if current conditions persist or worsen, our financial condition.

If we were to experience a rapid and sustained rise in interest rates, we would face the risk of deteriorating spreads and high surrenders of our interest-sensitive life insurance and annuity contracts.  In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits.  Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts.  Also, a high level of surrenders associated with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for members of the Insurance Group are prescribed by the applicable state insurance regulators and the National Association of Insurance Commissioners (“NAIC”).  State insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.   In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain.  Our financial strength and credit ratings are significantly influenced by our statutory surplus amount and our RBC ratio.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  There can be no assurance that MLOA will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on its business, results of operations or financial condition.

Some of our investments are illiquid and are in asset classes that have been experiencing significant market value fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, equity real estate and limited partnership interests.  These asset classes represented 32% of the carrying value of our total cash and invested assets as of December 31, 2008.  In addition to these and other assets that have historically tended to be illiquid, the recent extreme market conditions have substantially reduced the liquidity and, in many cases the market price, of other assets in our portfolio, such as investment grade corporate bonds and other securities, that have historically been highly liquid.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

The reported value of certain of our illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices that could materially impact our results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially impact our results of operations and financial condition.

The determination of the amount of allowances and impairments vary by investment type and is based upon our evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.  There can be no assurance that management’s judgments, as reflected in our financial statements, will ultimately prove to be an accurate estimate of the actual and eventual diminution in realized value.  Furthermore, additional impairments may need to be taken or allowances provided for in the future.

1A-2

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, future equity performance, claims experience, contractholder elections and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves, which could adversely impact our earnings and/or capital.

Losses due to defaults, errors or omissions by third parties, including outsourcing relationships, could materially adversely impact our business, results of operations and financial condition.

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations.  These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.  Many economists and other forecasters are predicting an increase in defaults on obligations of many types due to the effects of the current economic and market environments.

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

Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, results of operations and financial condition.

Our reinsurance programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

In the normal course of business, we seek to reduce some of the risks to which our business is subject through our reinsurance programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.  We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products sold prior to February 2005 with regard to a portion of the enhanced guarantee features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our results of operations and financial condition.  See “Business – Reinsurance” and Note 7 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

We reinsure a significant amount of the mortality risk on fully underwritten individual life insurance contracts.  We regularly review retention limits for continued appropriateness and they may be changed in the future.  If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers.  Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, may reduce the availability of reinsurance for future life insurance sales.  If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life.  If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

1A-3

Our earnings are impacted by DAC and VOBA estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates, as occurred for example in 2008, may result in a change in DAC and VOBA amortization, which could negatively impact our earnings.

A downgrade in our financial strength and claims-paying ratings could adversely affect our business, results of operations and financial condition.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  A downgrade in these ratings could adversely affect our business and results of operations by reducing new sales of our products or increasing surrenders and withdrawals from our existing contracts.  In light of the deterioration in the credit and equity markets, certain rating agencies have lowered their outlook on the life insurance sector to negative from stable and have downgraded a growing number of companies.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of our ratings as of March 10, 2009.

Legal and regulatory actions could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs.  At this time, management cannot predict what actions regulators may take or what the impact of such actions might be.  For further information, see “Business - Regulation”.

Our business may be adversely affected to the extent that we, third-party firms that distribute our products or unaffiliated insurers face increased regulation, changes in regulations and/or heightened regulatory scrutiny.

Our business is subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs.  Federal and state regulators regularly propose new legislation, regulations or amend existing legislation and/or regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures.  Moreover, because the business of insurance is substantially regulated at the state level, we face a competitive disadvantage to the extent that various insurance regulators can and frequently do impose non-uniform requirements and standards.  Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs.

1A-4

In light of the current financial crisis, there have been increasing calls for additional regulation of financial firms of all types and/or an overhaul of the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance business by means of an optional or mandatory Federal charter or license.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which we may in the future be subject to cannot be predicted, nor can we predict the effect of any such changes on, among other things, the way we conduct our business, offer our products or manage capital.  To the extent that the amount of state and Federal regulation and/or regulatory activism continues to increase, our costs of compliance will continue to increase.  Such increases in our compliance obligations could materially increase our costs and make our products more difficult to sell and adversely affect our earnings or otherwise materially adversely affect our business.  For additional information, see “Business – Regulation”.

Our sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products issued by our company.

Changes in U.S. tax laws and regulations may adversely affect our profitability.

Currently, special U.S. tax law provisions apply to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings, retirement funding and taxation.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  For additional information, see “Business – Regulation – Federal Tax Initiatives”.

We face competition from other insurance companies, banks and other financial institutions, which may adversely impact our market share and profitability.

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide, including insurance, annuity and other investment products and services.  Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  This competition makes it especially difficult to provide unique insurance products since, once such products are made available to the public, they often are reproduced and offered by our competitors.  Also, this competition may adversely impact our market share and profitability.

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products and other investment products) investment options, flexibility and investment management performance.

The trend toward consolidation in the financial services industry has been significantly accelerating as a result of current economic turmoil with substantial consolidation particularly between and among banks and other financial services companies.  The effect of this consolidation may be the creation of firms with even stronger competitive positions than previously existed which may adversely impact our business particularly if the surviving entity is a distributor of ours and, as a result of the consolidation, either elects not to continue to do business with us or requires more favorable terms than we had previously been offering to its predecessor.  For additional information on Competition, see “Business – Competition”.

Changes in accounting standards could have a material adverse effect on our results of operations and/or financial condition.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial condition.  For information about recent accounting pronouncements, see Note 2 of Notes to Financial Statements.

1A-5

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

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes, computer virus, could have an adverse effect on our business in several respects:

● We could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events.  Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities.  Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.

● The occurrence of a pandemic disease such as the Avian Influenza Virus (H5N1) could have a material adverse effect on our liquidity and operating results due to increased mortality and, in certain cases, morbidity rates.

● The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event which results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

●  Another terrorist attack in the United States could have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

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

1A-6

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2.

PROPERTIES

MLOA does not lease or own space for its operations.  Facilities are provided to MLOA for the conduct of its business pursuant to service agreements with affiliated companies.  For additional information, see Note 8 of Notes to Financial Statements included elsewhere herein.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 15 of Notes to Financial Statements for the year ended December 31, 2008 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA’s outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities.  MLOA did not pay any shareholder dividends in 2008 or 2007.  Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.

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

INTRODUCTION

The global financial markets have been experiencing severe declines and disruption, accompanied by high levels of volatility and illiquidity for over a year.  MLOA’s business and results of operations have been and will likely continue to be adversely affected by this environment as described in this Management Narrative and elsewhere herein (see, e.g., Business, Risk Factors and the Notes to Financial Statements).  Some of the more significant effects include, but are not limited to, the following:

•	the significant declines in Separate Accounts balances have reduced the fee income earned on such accounts.

•	MLOA experienced an increase in writedowns of fixed maturities and unrealized losses.

•	the demand for MLOA’s products has been and will likely continue to be adversely affected.

The management narrative that follows discusses the results for 2008 compared to the 2007 results.

RESULTS OF OPERATIONS

Loss before income taxes was $60.3 million in 2008, a decrease of $75.1 million as compared to $14.8 million in net income reported in 2007.  The tax expense for MLOA for 2008 increased by $4.7 million primarily due to intercompany and IRS tax settlements partially offset by the tax benefit on pre-tax losses.  Net loss was $66.1 million in 2008, a decline of $79.8 million in net income from the $13.7 million of net earnings reported in 2007.

Revenues.  Total revenues decreased $39.9 million to $298.0 million in 2008 as compared to $337.9 million reported in 2007.

Variable life and investment-type policy fee income decreased $13.3 million to $147.4 million in 2008 as compared to the $160.7 million reported in 2007.  The decrease was primarily due to fees earned on lower average Separate Account balances.

Net investment income decreased $11.0 million in 2008 to $126.3 million from $137.3 million in 2007 principally due to lower investment income on lower outstanding balances of fixed maturities ($111.1 million in 2008 as compared to $116.3 million in 2007), mortgage loans ($13.1 million in 2008 as compared to $17.1 million in 2007) and short-term investments ($2.3 million in 2008 as compared to $4.0 million in 2007).

Investment losses, net increased $16.8 million to $(38.8) million in 2008 as compared to $(22.0) million in 2007.  The $16.8 million of higher losses were primarily due to higher writedowns on fixed maturities ($38.4 million in 2008 as compared to $19.8 million in 2007).  The losses included writedowns on MLOA’s holdings of Washington Mutual, Inc. and Lehman Brothers Holding Inc. debt of $23.3 million and $8.6 million, respectively.  These writedowns in the 2008 period were partially offset by lower losses on sales of fixed maturities ($0.3 million in 2008 as compared to $2.2 million in 2007).

Other income increased $2.4 million in 2008 to $18.5 million as compared to $16.1 million in 2007 primarily due to an increase of $8.4 million in the change in the fair value of GMIB reinsurance contract offset by lower 12B-1 fees, due to lower assets under management and lower equity income in AllianceBernstein earnings.

Benefits and Other Deductions.  Total benefits and other deductions increased $35.1 million to $358.3 million in 2008 as compared to $323.1 million reported in 2007.

7-1

Policyholders’ benefits increased $19.5 million to $119.6 million in 2008 as compared to $100.1 million in 2007 primarily due to an increase in the GMIB/GMDB reserves ($6.9 million in 2008 as compared to $0.7 million in 2007) and an increase in death claims ($107.9 million in 2008 as compared to $90.0 million in 2007).

Interest credited to policyholders’ account balances decreased $6.1 million to $73.4 million in 2008 as compared to $79.5 million reported in 2007, principally due to lower average account balances on annuity products.

Compensation and benefits increased $7.7 million to $29.1 million in 2008 as compared to $21.4 million in 2007, principally due to an increase in the cost of personnel services provided to MLOA under its service agreement with AXA Equitable.

Commissions decreased $1.9 million to $43.0 million in 2008 as compared to $44.9 million in 2007 principally due to lower sales of the IL Legacy and group universal life products.

Amortization of DAC and VOBA increased $13.8 million to $88.0 million in 2008 as compared to $74.2 million reported in 2007.  The increase in the DAC and VOBA amortization was principally due to a significant reduction in Separate Account Balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Account balances to 9%.  In 2007, amortization of DAC and VOBA included a $15.3 million increase in VOBA amortization due to the impact of the unlocking of future lapse assumptions.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $1.2 million net decrease in DAC amortization and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $1.2 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

Other operating costs and expenses increased $1.4 million to $35.2 million in 2008 as compared to $33.8 million reported in 2007 principally due to $0.7 million higher premium taxes, $0.6 million increase in leasehold improvements and a $0.5 million increase in distribution fees paid to AXA Network related to the variable life product.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products decreased $8.6 million to $310.8 million in 2008 as compared to $319.4 million reported in 2007.  The decrease was attributable to lower renewals of life insurance and annuity products of $4.6 million and $9.1 million, respectively, partially offset by $5.0 million increase in sales of new life insurance products.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $159.3 million to $631.9 million in 2008 as compared to $791.2 million in 2007 with a $136.8 million decrease reported for individual annuities and a $22.5 million decrease for variable and interest-sensitive life products.  The annuities surrender rate increased to 20.1% in 2008 from 19.9% in 2007, while the variable and interest-sensitive life surrender rates decreased from 9.59% in 2007 to 8.79% in 2008.  The surrenders of BOLI/COLI variable and interest-sensitive life products totaled $97.3 million in 2008 as compared to $123.5 million in 2007.  The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

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

Sources of Liquidity.  MLOA’s primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2008, this asset pool included an aggregate of $109.4 million in highly liquid short-term investments, as compared to $47.8 million at December 31, 2007.  In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA’s liquidity needs.

7-2

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy MLOA’s liquidity needs.

MLOA is subject to the regulatory capital requirements of Arizona, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  As of December 31, 2008, the total adjusted capital of MLOA was in excess of Arizona’s regulatory capital requirements.  Management monitors capital requirements on an ongoing basis and believes that MLOA has (or has the ability to meet) the necessary capital resources to support its business.  For additional information, see “Item 1A – Risk Factors”.

Management continues to evaluate the products sold by MLOA as part of an ongoing review of products offered by AXA Equitable and AXA Financial’s other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group.  Given the impact or effects of the current economic disruption, MLOA may offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings as conditions in the marketplace and capital markets develop.

SUPPLEMENTARY INFORMATION

At December 31, 2008, MLOA had a $23.6 million, 6.8% note payable outstanding with MONY Benefits Management Corp. (“MBMC”), an affiliate, which matures on March 5, 2014.  Principal and interest are payable quarterly to MBMC.

A schedule of future payments under certain of MLOA’s contractual obligations follows:

Contractual Obligations – December 31, 2008
(In Millions)

		Payments Due by Period
		Less than			Over
	Total	1 year	1-3 years	4-5 years	5 years

Contractual obligations:
Policyholders liabilities - policyholders’
account balances, future policy benefits
and other policyholders liabilities (1)	$3,385.5	$237.4	$460.3	$358.2	$2,329.6
Note payable to affiliate	23.6	3.9	8.6	9.8	1.3

Total Contractual Obligations	$3,409.1	$241.3	$468.9	$368.0	$2,330.9

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

Unrecognized tax benefits of $15.1 million were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

7-3

Interest on the note payable to affiliate will be approximately $1.5 million, $1.2 million, $0.9 million, $0.6 million and $0.3 million in 2009, 2010, 2011, 2012 and 2013, respectively.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2008 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages.  Information on these contingent commitments can be found in Notes 5, 8 and 15 of Notes to Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

MLOA’s management narrative is based upon MLOA’s financial statements that have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, MLOA evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA, future policy benefits and related expenses.  MLOA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

MLOA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Investments – MLOA records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary.  Identifying those situations requires management's careful consideration of the facts and circumstances including, but not limited to, the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as MLOA’s ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value.  If quoted market prices are not readily available, the basis for measuring fair value may require utilization of other observable inputs such as quoted market prices for similar instruments or in markets that are not active, inputs to model-derived valuations or unobservable inputs supported by little or no market activity and often requiring significant management or estimation using investment valuation methodologies, such as discounted cash flow analysis.

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

DAC and VOBA – For variable life and investment-type contracts, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges.  The effect on amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits are revised.  Additionally, the level of operating expenses that can be deferred is another significant factor in MLOA’s reported profitability in any given period.  VOBA was recorded in conjunction with the MONY Acquisition and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

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

7-4

Benefit Plan Costs - Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 8 of Notes to Financial Statements).  Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits.  Each cost component is based on the affiliated companies’ best estimate of long-term actuarial and investment return assumptions.  Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

Share-based and Other Compensation Programs – Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 9 of Notes to Financial Statements).  Prior to the adoption of SFAS No. 123(R) on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date.  Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares.  In connection with the adoption of SFAS No. 123(R), AXA Financial Group began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period.  Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

Income Taxes - Income taxes represent the net amount of income taxes that MLOA expects to pay to or receive from various taxing jurisdictions in connection with its operations.  MLOA provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities.  MLOA’s accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating MLOA’s tax positions including evaluating uncertainties under FIN 48, “Accounting for Uncertainty in Income Taxes”.  Under FIN 48, MLOA determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Management reviews MLOA’s tax positions quarterly and adjusts the balances as new information becomes available.

7-5

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

MLOA’s operations are subject to financial, market, political and economic risks, as well as to risks inherent in its business operations.  The discussion that follows provides additional information on market risks arising from its insurance asset/liability management activities.  Primary market risk exposure results from interest rate fluctuations and changes in credit quality.

MLOA’s results of operations significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products.  Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return.  Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors.  See the “Investments” section of Note 2 of Notes to Financial Statements for the accounting policies for the investment portfolios.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks.  Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.  As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

MLOA’s assets with interest rate risk include fixed maturities and mortgage loans that make up 93.7% of the carrying value of General Account Investment Assets at December 31, 2008.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2008 and 2007 would have on the fair value of fixed maturities and mortgage loans:

	December 31, 2008		December 31, 2007
		Balance After		Balance After
	Fair	+100 Basis	Fair	+100 Basis
	Value	Point Change	Value	Point Change
	(In Millions)

Fixed maturities	$1,690.2	$1,609.8	$2,027.6	$1,932.7
Mortgage loans on real estate	176.9	170.2	205.2	199.0
Total	$1,867.1	$1,780.0	$2,232.8	$2,131.7

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

At years end 2008 and 2007, respectively, the aggregate carrying value of policyholders’ liabilities were $2,219.4 million and $2,268.4 million, approximately $2,018.7 million and $2,104.1 million of which liabilities are reactive to interest rate fluctuations.  The aggregate fair values of such contracts at years end 2008 and 2007 were $2,195.2 million and $2,175.4 million, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts to $2,248.8 million and $2,230.9 million, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

7A-1

Asset/liability management is integrated into many aspects of MLOA’s operations, including investment decisions, product development and determination of crediting rates.  As part of the risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows.  Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.  On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to MLOA from interest rate movements of 100 basis points from year-end 2008 levels.

7A-2

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

MONY LIFE INSURANCE COMPANY OF AMERICA

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	F-28

Financial Statement Schedules:
Schedule I - Summary of Investments – Other Than Investments in Related Parties, December 31, 2008	F-29
Schedule IV - Reinsurance, Years Ended December 31, 2008, 2007 and 2006	F-30

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
MONY Life Insurance Company of America
In our opinion, the accompanying balance sheets and the related statements of earnings, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”) at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Financial Statements, the Company adopted a framework for measuring fair value on January 1, 2008.  Also, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007 and for defined benefit pension and other postretirement plans on December 31, 2006.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 13, 2009

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$1,690.2	$2,027.7
Mortgage loans on real estate	176.2	203.8
Policy loans	122.4	116.0
Other invested assets	85.2	53.1
Total investments	2,074.0	2,400.6
Cash and cash equivalents	115.9	52.5
Amounts due from reinsurers	174.8	136.4
Deferred policy acquisition costs	151.7	145.0
Value of business acquired	222.4	232.9
Other assets	43.1	26.3
Separate Accounts’ assets	1,726.8	3,009.5

Total Assets	$4,508.7	$6,003.2

LIABILITIES
Policyholders’ account balances	$1,822.1	$1,915.3
Future policy benefits and other policyholders liabilities	397.3	353.1
Other liabilities	66.1	46.8
Note payable to affiliate	23.6	27.3
Income taxes payable	22.4	51.9
Separate Accounts’ liabilities	1,726.8	3,009.5
Total liabilities	4,058.3	5,403.9

Commitments and contingent liabilities (Notes 2, 5, 8, 9, 14 and 15)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	510.8	501.7
Retained earnings	55.5	121.6
Accumulated other comprehensive loss	(118.4)	(26.5)
Total shareholder’s equity	450.4	599.3

Total Liabilities and Shareholder’s Equity	$4,508.7	$6,003.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)

REVENUES
Variable life and investment-type product policy fee
income	$147.4	$160.7	$150.0
Premiums	44.6	45.8	49.9
Net investment income	126.3	137.3	141.4
Investment losses, net	(38.8)	(22.0)	(1.2)
Other income	18.5	16.1	15.5
Total revenues	298.0	337.9	355.6

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	119.6	100.1	98.1
Interest credited to policyholders’ account balances	73.4	79.5	86.1
Compensation and benefits	29.1	21.4	27.4
Commissions	43.0	44.9	36.7
Interest expense	1.7	2.0	2.2
Amortization of deferred policy acquisition costs and
value of business acquired	88.0	74.2	55.4
Capitalization of deferred policy acquisition costs	(36.6)	(36.4)	(27.2)
Rent expense	4.7	3.6	3.7
Other operating costs and expenses	35.4	33.8	16.5
Total benefits and other deductions	358.3	323.1	298.9

(Loss) earnings before income taxes	(60.3)	14.8	56.7
Income taxes	(5.8)	(1.1)	(17.3)

(Loss) earnings from continuing operations	(66.1)	13.7	39.4
Gain on disposal of discontinued operations,
net of income taxes	-	-	.7

Net (Loss) Earnings	$(66.1)	$13.7	$40.1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning and end of year	$2.5	$2.5	$2.5

Capital in excess of par value, beginning of year	501.7	498.5	495.8
Changes in capital in excess of par value	9.1	3.2	2.7
Capital in excess of par value, end of year	510.8	501.7	498.5

Retained earnings, beginning of year	121.6	107.9	67.8
Net (loss) earnings	(66.1)	13.7	40.1
Retained earnings, end of year	55.5	121.6	107.9

Accumulated other comprehensive loss, beginning of year	(26.5)	(11.1)	(5.6)
Other comprehensive loss	(91.9)	(15.4)	(5.5)
Accumulated other comprehensive loss, end of year	(118.4)	(26.5)	(11.1)

Total Shareholder’s Equity, End of Year	$450.4	$599.3	$597.8

	2008	2007	2006
	(In Millions)
COMPREHENSIVE (LOSS) INCOME
Net (loss) earnings	$(66.1)	$13.7	$40.1

Change in unrealized losses, net of reclassification adjustment	(91.9)	(15.4)	(5.5)
Other comprehensive loss	(91.9)	(15.4)	(5.5)

Comprehensive (Loss) Income	$(158.0)	$(1.7)	$34.6

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Millions)

Net earnings	$(66.1)	$13.7	$40.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	73.4	79.5	86.1
Variable life and investment-type product policy fee income	(147.4)	(160.7)	(150.0)
Change in accrued investment income	1.0	2.1	(.7)
Investment losses, net	38.8	22.9	1.2
Change in deferred policy acquisition costs and value of business acquired	51.4	37.8	28.2
Change in future policy benefits	12.6	15.9	25.7
Change in other policyholders liabilities	34.7	(8.0)	17.0
Change in income tax payable	19.9	(3.7)	17.3
Provision for depreciation and amortization	6.7	7.7	12.1
Gain on disposal of discontinued operations	-	-	(.7)
Dividend from AllianceBernstein	4.7	6.4	4.8
Other, net	(.4)	7.4	(16.3)

Net cash provided by operating activities	29.3	21.0	64.8

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	190.1	261.1	299.8
Sales of investments	30.7	69.0	61.1
Purchases of investments	(128.4)	(260.4)	(414.8)
Other, net	(4.5)	(14.8)	(10.3)

Net cash provided by (used in) investing activities	87.9	54.9	(64.2)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	287.0	334.0	392.9
Withdrawals and transfers to Separate Accounts	(337.2)	(416.0)	(463.9)
Repayments of note to affiliate	(3.6)	(3.4)	(3.2)
Other, net	-	3.2	2.7

Net cash used by financing activities	(53.8)	(82.2)	(71.5)

Change in cash and cash equivalents	63.4	(6.3)	(70.9)
Cash and cash equivalents, beginning of year	52.5	58.8	129.7

Cash and Cash Equivalents, End of Year	$115.9	$52.5	$58.8

Supplemental cash flow information:
Interest Paid	$1.7	$2.0	$2.2
Schedule of non-cash financing activities:
Shared-based Programs	$.7	$3.1	$2.7

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

2)       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.

The years “2008”, “2007” and “2006” refer to the years ended December 31, 2008, 2007 and 2006, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform to the current presentation.

Accounting Changes

On January 12, 2009, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” amending EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”.  The FSP broadens the other-than-temporary impairment assessment for interests in securitized financial assets within the scope of EITF 99-20 to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  FSP EITF 99-20-1 is effective prospectively for interim and annual reporting periods ending after December 15, 2008 and application to prior periods is not permitted.  At December 31, 2008, debt securities with amortized cost and fair values of approximately $139.8 million and $90.0 million comprised the population subject to this amendment.  Adoption of the FSP did not have an impact on MLOA’s results of operations or financial position.

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

Effective January 1, 2008, MLOA adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  MLOA’s adoption of SFAS No. 157 at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefit (“GMIB”) reinsurance contract treated as a derivative, resulting in an increase in net loss of $0.6 million, related to an increase in the fair value of the GMIB reinsurance contract liability of $1.4 million, offset by a decrease in related deferred policy acquisition (“DAC”) amortization of $0.4 million and a decrease of $0.4 million to income taxes.  The increase in the GMIB reinsurance contract’s fair value under SFAS No. 157 was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of SFAS No. 157.

On February 12, 2008, the FASB issued FSP SFAS No. 157-2, which deferred the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities (including goodwill and other intangible assets) except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral delayed until December 31, 2009 the application of SFAS No. 157 to MLOA’s annual impairment testing of goodwill and other intangible assets but would require adoption in an earlier interim period in 2009 if circumstances would be indicative of an impairment event.  Management does not anticipate adoption of this FSP to have significant impact on the methodologies used to measure fair value for these impairment assessments.

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Significant liquidity constraints that emerged in fourth quarter 2008 in the market for commercial mortgage-backed securities (“CMBS”) resulted in MLOA’s adoption of this clarification for purpose of measuring the fair value of its CMBS portfolio at December 31, 2008.   As a result, management concluded that an adjusted discounted cash flow methodology that maximizes the use of relevant observable inputs would produce a more representative measure of the fair value of CMBS at December 31, 2008 as compared to matrix pricing and broker quotes used at prior measurement dates and that now would require significant adjustments. Nonetheless, the determination of fair value also considered the very limited, yet observable, CMBS transactions that occurred in fourth quarter 2008.  Management considered the guidance provided by FSP SFAS No. 157-3 in determining the fair value of financial assets at December 31, 2008 and determined that it did not have a significant impact on MLOA’s consolidated results of operations or financial position.  At December 31, 2008, the fair value of MLOA’s CMBS portfolio was $100.8 million.

Effective January 1, 2008, MLOA adopted SFAS No. 141(R), “Business Combinations (revised 2007)” to be applied prospectively for all future acquisitions. While retaining the requirement of SFAS No. 141, “Business Combinations,” to use purchase accounting for all business combinations, SFAS No. 141(R)’s new rules include the following:

•
The acquirer will recognize 100% of the fair values of acquired assets and assumed liabilities (with few exceptions) upon initially obtaining control even if it has not acquired 100% of the target company,

•	Contingent considerations will be included in the purchase price consideration on a fair value basis while transaction costs will be expensed as incurred, and
•	The requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” must be met at the acquisition date in order to accrue for a restructuring plan.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”.  The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”).  The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  SOP 07-1 was to have been effective for fiscal years beginning after December 15, 2007.  On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SOP 07-1-1 that indefinitely delays the effective date of SOP 07-1.  The delay is intended to allow the FASB time to consider a number of significant issues relating to the implementation of SOP 07-1.

Effective January 1, 2007, and as more fully described in Note 11 to the Financial Statements, MLOA adopted FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50% likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes.  FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods.  In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period.  As a result of adopting FIN 48, no adjustment to MLOA’s January 1, 2007 retained earnings for unrecognized tax benefits was required.

On January 1, 2007, MLOA adopted the AICPA SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  The SOP requires identification of transactions that result in a substantial change in an insurance contract.  Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract.  If determined that a substantial change has occurred, the related deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and other related balances must be written off.  The adoption of SOP 05-1 did not have a material impact on MLOA’s results of operations or financial position.

On December 31, 2006, AXA Financial Group implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring employers to recognize the over- or under-funded status of such benefit plans as an asset or liability in the balance sheet for reporting periods ending after December 15, 2006 and to recognize subsequent changes in that funded status as a component of other comprehensive income.  The funded status of a plan is measured as the difference between plan assets at fair value and the projected benefit obligation for pension plans or the benefit obligation for any other postretirement plan.  SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings.  However, its requirements represent a significant change to previous accounting guidance that generally delayed recognition of certain changes in plan assets and benefit obligations in the balance sheet and only required disclosure of the complete funded status of the plans in the notes to the financial statements.

SFAS No. 158 imposes an additional requirement, effective for fiscal years ending after December 15, 2008, to measure plan assets and benefit obligations as of the date of the employer’s year-end balance sheet, thereby eliminating the option to elect an earlier measurement date alternative of not more than three months prior to that date, if used consistently each year.  This provision of SFAS No. 158 has no impact on AXA Financial Group as it already uses a December 31 measurement date for all of its plan assets and benefits obligations.  The adoption of SFAS No. 158 did not have an impact on MLOA’s results of operations or financial position.

On January 1, 2006, AXA Financial Group, including MLOA, adopted SFAS No. 123(R), “Share-Based Payment,” which requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of AXA Financial Group’s equity-classified award programs for which no cost previously would have been charged to net earnings in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” most notably for employee options to purchase AXA American Depository Receipts (“ADRs”) and AXA ordinary shares and for employee stock purchase plans.

AXA Financial Group used the “modified prospective method,” applying the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006.  Beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 were recognized in MLOA’s statements of operations over the awards’ remaining future service/vesting periods.  Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value.  The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

AXA Financial Group, including MLOA, also elected the “short-cut” transition alternative for approximating the historical pool of windfall tax benefits available in shareholder’s equity at January 1, 2006 as provided by the FASB in FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards”.  This historical pool represents the cumulative tax benefits of tax deductions for employee share-based payments in excess of compensation costs recognized under U.S. GAAP.  In the event that a shortfall of tax benefits occurs during a reporting period (i.e., tax deductions are less than the related cumulative compensation expense), the historical pool will be reduced by the amount of the shortfall.  If the shortfall exceeds the amount of the historical pool, there will be a negative impact on the results of operations.  In 2008, 2007 and 2006, additional windfall tax benefits resulted from employee exercises of stock option awards.

New Accounting Pronouncements

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, “Disclosures about Employers’ Postretirement Benefit Plan Assets”.  The FSP amended FAS 132(R), “Disclosure about Plan Assets,” to require additional disclosures, about assets held in an employer’s defined benefit pension or other postretirement plans, including disclosures about fair value measures similar to those of SFAS No. 157.  The FSP is effective prospectively for fiscal years ending after December 15, 2009.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (an amendment of FASB Statement No. 133), which requires enhanced disclosures of an entity’s objectives and strategies for using derivatives, including tabular presentation of fair value amounts, gains and losses, and related hedged items, with appropriate cross-referencing to the financial statements.  SFAS No. 161 is effective for interim and annual reporting periods beginning January 1, 2009.

Investments

The carrying values of fixed maturities identified as available for sale are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.  The redeemable preferred stock investments reported in fixed maturities include real estate investment trust (“REIT”) perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

Partnerships and joint venture interests in which MLOA has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation of FIN 46(R), “Consolidation of Variable Interest Entities, Revised,” are consolidated; those in which MLOA does not have control and a majority economic interest and those that do not meet FIN 46(R) requirements for consolidation are reported on the equity basis of accounting and are included in other equity investments. Certain partnerships report their results on a one quarter lag basis.

Equity securities include common stock classified as available for sale securities are carried at estimated fair value and are included in other invested assets.

Units in AllianceBernstein L.P. (“AllianceBernstein”), a subsidiary of AXA Financial, are carried on the equity method and reported in other invested assets.

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

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At December 31, 2008, investments classified as Level 2 comprise approximately 43.9% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities.   As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.   These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.

The Level 2 classification continues to include AAA-senior CMBS, AAA-rated mortgage- and asset- backed securities, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.  During 2008, no CMBS securities were transferred from Level 2 to Level 3 classification.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at December 31, 2008 were approximately $22.7 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $91.4 million of mortgage- and asset-backed securities, including $86.5 million of CMBS, are classified as Level 3 at December 31, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  MLOA applies various due-diligence procedures, as considered appropriate, to validate the pricing of investments classified as Level 3, including back-testing to historical prices, benchmarking to similar securities, and internal review by a valuation committee. Level 3 also includes the GMIB reinsurance contract which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance contract reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

MLOA defines fair value as the quoted market prices for those instruments that are actively traded in financial markets.  In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques.  The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties.  Such adjustments do not reflect any premium or discount that could result from offering for sale at one time MLOA’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.  In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

VOBA, which arose from the 2004 acquisition by AXA Financial, was established in accordance with business combination purchase accounting guidance as set forth in SFAS No.141, “Business Combinations”.  VOBA is the actuarially determined present value of estimated future gross profits of insurance contracts in force at the date of the acquisition.  VOBA is amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract using the methods described below as applicable.  VOBA is subject to loss recognition testing at the end of each accounting period.

For variable life products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2008, the average gross short-term and long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2008, current projections of future average gross market returns assume a 9% return for 2009, which is within the maximum and minimum limitations.

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

MLOA issues certain variable annuity products with a guaranteed minimum death benefit (“GMDB”) feature.  MLOA also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base.  The risk associated with the GMDB and GMIB features is that a protracted under-performance of the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

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

Separate Accounts

Generally, Separate Accounts established under Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of MLOA.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which MLOA does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the balance sheets.  Assets held in the Separate Accounts are carried at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.

The investment results of Separate Accounts, including unrealized (losses) gains on which MLOA does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the statements of operations.  For the years ended December 31, 2008, 2007 and 2006, investment results of such Separate Accounts were $(835.3) million, $272.1 million and $361.7 million, respectively.

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

Real estate held-for-sale is included in the Other assets line in the balance sheets.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2008 were not significant.

3)       INVESTMENTS

Fixed Maturities

The following table provides additional information relating to fixed maturities.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Millions)

December 31, 2008
Fixed Maturities:
Available for Sale:
Corporate	$1,572.4	$10.7	$152.0	$1,431.1
Mortgage and Asset Backed	177.3	.7	50.9	127.1
U.S. Treasury, government
and agency securities	47.9	3.3	-	51.2
States and political subdivisions	1.1	-	.1	1.0
Foreign governments	4.1	.5	-	4.6
Redeemable preferred stock	131.8	-	56.6	75.2
Total Available for Sale	$1,934.6	$15.2	$259.6	$1,690.2

December 31, 2007
Fixed Maturities:
Available for Sale:
Corporate	$1,620.3	$10.5	$27.6	$1,603.2
Mortgage and Asset Backed	208.4	.4	29.0	179.8
U.S. Treasury, government
and agency securities	114.7	2.0	-	116.7
States and political subdivisions	1.1	-	-	1.1
Foreign governments	4.1	.1	-	4.2
Redeemable preferred stock	134.5	.5	12.3	122.7
Total Available for Sale	$2,083.1	$13.5	$68.9	$2,027.7

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

The contractual maturity of bonds at December 31, 2008 is shown below:

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Millions)

Due in one year or less	$52.8	$52.7
Due in years two through five	579.0	544.9
Due in years six through ten	856.7	767.5
Due after ten years	137.0	122.8
Subtotal	1,625.5	1,487.9
Mortgage and Asset Backed	177.3	127.1
Total	$1,802.8	$1,615.0

Bonds that are not due at a single maturity date have been included in the contractual maturity table above in the final maturity year.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

The following table discloses the 294 issues of fixed maturities that have been in a continuous unrealized loss position for less than a twelve-month period and greater than a twelve month period as of December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$792.4	$(72.0)	$333.0	$(80.0)	$1,125.4	$(152.0)
Mortgage and
Asset Backed	14.9	(1.2)	89.4	(49.7)	104.3	(50.9)
U.S. Treasury,
government and agency
securities	-	-	-	-	-	-
States and political
subdivisions	1.0	(.1)	-	-	1.0	(.1)
Foreign governments	-	-	-	-	-	-
Redeemable
preferred stock	11.5	(7.2)	63.7	(49.4)	75.2	(56.6)
Total Temporarily
Impaired Securities	$819.8	$(80.5)	$486.1	$(179.1)	$1,305.9	$(259.6)

MLOA’s fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds.  These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2008, approximately $87.7 million, or 4.5%, of the $1,934.6 million aggregate amortized cost of fixed maturities held by MLOA was considered to be other than investment grade.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes Residential Mortgage Backed Securities (“RMBS”) backed by subprime and Alt-A residential mortgages.  RMBS are securities whose cash flows are backed by the principal and interest payments from a set of residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages consist of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and /or inadequate documentation of the borrowers’ income.  At December 31, 2008, MLOA owned $4.9 million in RMBS backed by subprime residential mortgage loans, 84% of which are rated AA.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2008, MLOA had $1.0 million of fixed maturities which were non-income producing for the twelve months preceding that date.

Mortgage Loans

During 2008, 2007 and 2006, respectively, MLOA’s average recorded investment in impaired mortgage loans was $0.2 million, $0.8 million and $3.1 million.

There was no interest income on impaired mortgage loans in 2008 and 2007; interest income recognized on impaired mortgage loans totaled $0.3 million for 2006.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At December 31, 2007, there were no mortgage loans classified as nonaccrual; there were no mortgage loans classified as nonaccrual at December 31, 2008.

There were no impaired mortgage loans at December 31, 2008.  Impaired mortgage loans along with the related investment valuation allowances at December 31, 2007 follow:

December 31,
2007
(In Millions)

Impaired mortgage loans with investment valuation allowances	$-
Impaired mortgage loans without investment valuation allowances	.3
Recorded investment in impaired mortgage loans	.3
Investment valuation allowances	-
Net Impaired Mortgage Loans	$.3

There were no investment valuation allowances for mortgage loans on real estate in 2008 and 2007.

Other Invested Assets

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values at December 31, 2008 and 2007 were $2.9 million and $2.9 million, respectively.

In December 2008, MLOA purchased 1.4 million AllianceBernstein Units from AXA Equitable.  MLOA paid $25.0 million for these units and recorded additional paid-in capital of $8.2 million on this transaction.

The following presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate:

AllianceBernstein Units
(In Millions)

Balance at January 1, 2007	$49.8
Equity in net earnings	5.9
Dividends received	(6.4)
Balance at December 31, 2007	49.3
Purchase of units	33.2
Equity in net earnings	3.9
Dividends received	(4.7)
Balance at December 31, 2008	$81.7

4)	VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset at December 31, 2008 and 2007:

		Accumulated
	Gross Carrying	Amortization
	Amount	and Other(1)	Net
	(In Millions)
VOBA
December 31, 2008	$416.5	$(194.1)	$222.4

December 31, 2007	$416.5	$(183.6)	$232.9

(1)  Includes reactivity to unrealized investment gains (losses) and impact of the December 31, 2005 MODCO recapture.

For 2008, 2007 and 2006, total amortization expense related to VOBA was $58.1 million, $59.7 million and $44.4 million, respectively.  VOBA amortization is estimated to range between $41.6 million and $21.1 million annually through 2013.

5)	FAIR VALUE DISCLOSURES

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$12.7	$1,535.0	$142.5	$1,690.2
Other equity investments	.5	-	-	.5
Trading securities	-	-	-	-
Other invested assets	-	-	-	-
Cash equivalents	109.4	-	-	109.4
GMIB reinsurance contracts	-	-	8.3	8.3
Separate Accounts’ assets	1,712.3	14.5	-	1,726.8
Total Assets	$1,834.9	$1,549.5	$150.8	$3,535.2

A reconciliation for all Level 3 assets for December 31, 2008 follows:

Level 3 Instruments
Fair Value Measurements - Assets

	Fixed Maturities Available For Sale	GMIB Reinsurance Contracts
	(In Millions)
Balance, December 31, 2007	$167.0	$(.1)
Impact of adopting SFAS No. 157, included in earnings	-	(1.4)
Balance, January 1, 2008	167.0	(1.5)
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	(.2)	-
Investment (losses) gains, net	(10.0)	-
Other income	-	9.0
Subtotal	(10.2)	9.0
Other comprehensive income	(24.4)	-
Purchases/issuances and sales/settlements, net	(14.9)	.8
Transfers into/out of Level 3(1)	25.0	-
Balance, December 31, 2008	$142.5	$8.3

(1) Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the 2008 by category for Level 3 assets still held at December 31, 2008:

Other
	Earnings:	Comprehensive
	Other Income	Income
(In Millions)
Still Held at December 31, 2008:
Change in unrealized gains or losses
Fixed maturities available for sale	$-	$(24.4)
Other equity investments	-	-
Other invested assets	-	-
Cash equivalents	-	-
Segregated securities	-	-
GMIB reinsurance contracts	9.0	-
Separate Accounts’ assets	-	-
Total	$9.0	$(24.4)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At December 31, 2008, there were no assets measured at fair value on a non-recurring basis.

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3 and 8 of Notes to Financial Statements are presented below:

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$176.2	$176.9	$203.8	$205.2
Policyholders liabilities: investment contracts	326.2	334.5	344.2	362.5
Note payable to affiliate	23.6	23.6	27.3	27.3

6)	GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts - GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2006	$.7	$.2	$.9
Paid guarantee benefits	(2.2)	-	(2.2)
Other changes in reserve	2.2	.2	2.4
Balance at December 31, 2006	.7	.4	1.1
Paid guarantee benefits	(1.3)	-	(1.3)
Other changes in reserve	1.8	.1	1.9
Balance at December 31, 2007	1.2	.5	1.7
Paid guarantee benefits	(2.3)	-	(2.3)
Other changes in reserve	6.7	2.5	9.2
Balance at December 31, 2008	$5.6	$3.0	$8.6

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2006	$.2
Paid guarantee benefits ceded	(.1)
Other changes in reserve	.5
Balance at December 31, 2006	.6
Paid guarantee benefits	(.3)
Other changes in reserve	.9
Balance at December 31, 2007	1.2
Paid guarantee benefits	(.6)
Other changes in reserve	2.2
Balance at December 31, 2008	$2.8

The December 31, 2008 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(In Millions)

GMDB:
Account values invested in:
General Account	$135	$209	N/A	$28	$372
Separate Accounts	$412	$623	N/A	$94	$1,129
Net amount at risk, gross	$24	$283	N/A	$53	$360
Net amount at risk, net of
amounts reinsured	$24	$221	N/A	$9	$254
Average attained age of
contractholders	63.5	63.6	N/A	63.0	63.5
Percentage of contractholders
over age 70	20.3%	19.9%	N/A	15.5%
Range of contractually specified interest rates	N/A	N/A	N/A	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$28	N/A	$28
Separate Accounts	N/A	N/A	$93	N/A	$93
Net amount at risk, gross	N/A	N/A	$13	N/A	$13
Net amount at risk, net of
amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until
annuitization	N/A	N/A	3.6	N/A	3.6
Range of contractually specified
interest rates	N/A	N/A	5.0%	N/A

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$843	$1,708
Fixed income	187	258
Balanced	23	39
Other	76	79
Total	$1,129	$2,084

GMIB:
Equity	$68	$133
Fixed income	19	24
Balanced	-	-
Other	6	7
Total	$93	$164

C)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both December 31, 2008 and 2007, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

7)	REINSURANCE

MLOA uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure.  Under the terms of these reinsurance agreements, the reinsurer is obligated to reimburse MLOA for the portion of paid claims ceded to it in accordance with the applicable reinsurance agreement.  However, MLOA remains contingently liable for all benefits payable should the reinsurers fail to meet their obligations to MLOA.  Life insurance business written by MLOA was ceded under various reinsurance contracts.  MLOA’s general practice was to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for second-to-die products.  For its variable annuity products, MLOA retained 100% of the risk in connection with the return of premium death benefit.  The benefits in connection with guaranteed minimum death benefits in excess of the return of premium benefit, which are offered under certain of MLOA’s annuity contracts, were 100% reinsured up to specified limits.  Benefits in connection with the earnings increase benefit rider under the new MLOA variable annuity are similarly reinsured.  The guaranteed minimum income benefit in the new variable annuity product was 100% reinsured up to individual and aggregate limits as well as limits that are based on benefit utilization.

MLOA reinsures most of its new variable life policies on an excess of retention basis.  MLOA maintains a maximum of $4.0 million on single-life policies and $6.0 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable Life Insurance Company (“AXA Equitable”), an affiliate and wholly-owned subsidiary of AXA Financial, up to a combined maximum of $20.0 million on single-life policies and $25.0 million on second-to-die policies.  For amounts applied in excess of those limits, reinsurance from unaffiliated third parties is now sought.  A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations.

Since September 2006, the no lapse guarantee riders on the new variable life product have been reinsured on a 90% first dollar quota share basis through AXA Financial (Bermuda), LTD (“AXA Bermuda”), an affiliate.

At December 31, 2008 and 2007, respectively, reinsurance recoverables related to insurance contracts amounted to $174.8 million and $136.4 million, of which $57.9 million and $58.5 million relates to one specific reinsurer.

The following table summarizes the effect of reinsurance:

	2008	2007	2006
	(In Millions)

Direct premiums	$75.2	$82.3	$88.9
Assumed	3.5	-	-
Reinsurance ceded	(34.1)	(36.5)	(39.0)
Premiums	$44.6	$45.8	$49.9

Variable Life and Investment-type
Product Policy Fee Income Ceded	$32.4	$32.9	$32.4
Policyholders’ Benefits Ceded	$86.0	$47.6	$64.9

8)	RELATED PARTY TRANSACTIONS

Under its respective service agreements with affiliates, AXA Equitable and MONY Life, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $57.1 million, $45.9 million and $49.6 million for 2008, 2007 and 2006, respectively.  At December 31, 2008 and 2007, respectively, MLOA reported an $8.2 million and $2.8 million payable to AXA Equitable in connection with its service agreement.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in 2008, MLOA on a one-year term basis.  Premiums earned in 2008 under this arrangement totaled approximately $2.5 million.  Claims and expenses paid in 2008 totaled approximately $2.2 million.

As more fully described in Note 7 in Notes to Financial Statements, MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda. MLOA reported $0.4 million and $0.4 million of ceded premiums for 2008 and 2007, respectively.

In addition to the agreements discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The amount of expenses incurred by MLOA related to these agreements was $2.2 million, $2.2 million, and $2.3 million for 2008, 2007 and 2006, respectively, related to these agreements.

On March 5, 1999, MLOA borrowed $50.5 million from MONY Benefit Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount.  The note bears interest at 6.8% per annum and matures on March 5, 2014.  Principal and interest are payable quarterly to MBMC.  The carrying value of the note is $23.6 million and $27.3 million at December 31, 2008 and 2007, respectively.

9)	SHARE-BASED COMPENSATION

For 2008, 2007 and 2006, respectively, MLOA recognized compensation costs of $1.3 million, $3.9 million and $3.0 million, for share-based payment arrangements.  Effective January 1, 2006, MLOA adopted SFAS No. 123(R), “Share-Based Payment,” that required compensation costs for these programs to be recognized in the financial statements on a fair value basis.

MLOA recognized compensation costs of $0.7 million, $1.1 million and $1.3 million related to employee stock options for 2008, 2007 and 2006, respectively.

As of December 31, 2008, approximately $0.6 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 5.57 years.

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff vesting period with exceptions for retirement, death, and disability.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $0.7 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, is expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2008, MLOA recognized compensation expense of approximately $0.2 million in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee will be considered for award in 2010 or 2011 under terms then-to-be-determined and approved by the AXA Management Board.

10)	NET INVESTMENT INCOME AND INVESTMENT LOSSES, NET

The sources of net investment income follow:

	2008	2007	2006
	(In Millions)
Fixed maturities	$111.1	$116.3	$113.3
Mortgage loans on real estate	13.1	17.1	23.7
Policy loans	7.5	7.1	6.3
Derivative instruments	(1.0)	.5	.3
Other equity investments	(.7)	(.6)	(.5)
Other investment income	2.2	4.1	4.2

Gross investment income	132.2	144.5	147.3
Investment expenses	(5.9)	(7.2)	(5.9)

Net Investment Income	$126.3	$137.3	$141.4

Investment losses, net including changes in the valuation allowances follow:

	2008	2007	2006
		(In Millions)

Fixed maturities	$(38.7)	$(22.0)	$(2.3)
Mortgage loans on real estate	(.1)	-	1.1
Investment Losses, Net	$(38.8)	$(22.0)	$(1.2)

Writedowns of fixed maturities amounted to $38.4 million, $19.8 million and $3.7 million for 2008, 2007 and 2006, respectively.  There were no writedowns of mortgage loans on real estate and equity real estate for 2008, 2007 and 2006.

For 2008, 2007 and 2006, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $35.3 million, $70.4 million and $55.9 million.  Gross gains of $0.4 million, zero and $2.8 million and gross losses of $0.6 million, $3.8 million and $1.2 million, respectively, were realized on these sales in 2008, 2007 and 2006, respectively.  The change in unrealized investment losses related to fixed maturities classified as available for sale for 2008, 2007 and 2006 amounted to $189.0 million, $28.7 million and $12.4 million, respectively.

The net unrealized investment losses included in the balance sheets as a component of accumulated other comprehensive loss and the changes for the corresponding years, on a line-by-line basis, follow:

	2008	2007	2006
	(In Millions)

Balance, beginning of year	$(26.5)	$(11.1)	$(5.6)
Changes in unrealized investment losses	(189.0)	(28.7)	(12.3)
Changes in unrealized investment losses attributable to:
DAC and VOBA	47.6	5.0	3.9
Deferred income taxes	49.5	8.3	2.9
Balance, End of Year	$(118.4)	$(26.5)	$(11.1)

Balance, end of period comprises:
Unrealized investment losses on fixed maturities	$(244.4)	$(55.4)	$(26.7)
Amounts of unrealized investment gains (losses) attributable to:
DAC and VOBA	62.2	14.6	9.6
Deferred income taxes	63.8	14.3	6.0
Total	$(118.4)	$(26.5)	$(11.1)

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as available for sale and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

11)	INCOME TAXES

A summary of the income tax expense in the statements of earnings follows:

	2008	2007	2006
	(In Millions)

Income tax expense:
Current (benefit) expense	$(18.2)	$2.0	$10.7
Deferred expense (benefit)	24.0	(.9)	6.6
Total	$5.8	$1.1	$17.3

The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects follow:

	2008	2007	2006
	(In Millions)

Tax at statutory rate	$(21.1)	$5.2	$19.8
Dividends received deduction	(1.2)	(1.2)	(2.7)
Low income housing credit	(.5)	(3.1)	-
Intercompany and IRS tax settlements	29.3	-	-
Other	(.7)	.2	0.2
Income Tax Expense	$5.8	$1.1	$17.3

The components of the net deferred income taxes are as follows:

	December 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Reserves and reinsurance	$208.7	$-	$205.2	$-
DAC	67.6	-	-	8.4
VOBA	-	64.8	-	81.5
Investments	-	223.6	-	163.5
Goodwill and other intangible assets	-	10.1	-	10.2
Other	-	3.5	6.8	-
Total	$276.3	$302.0	$212.0	$263.6

At December 31, 2008, MLOA had no Federal tax loss carryforwards.

The IRS completed its examination of tax years 2002 through July 8, 2004, the date of MLOA’s acquisition by AXA Financial, and issued a Revenue Agent’s Report during third quarter 2008 that covered tax years 2002 through July 8, 2004 as well as amended returns for tax years 1998 through 2001.  MLOA agreed to all of the proposed adjustments.

As a result of the implementation of FIN 48 as of January 1, 2007, the amount of unrecognized tax benefits was $17.0 million.  At January 1, 2007 all of the unrecognized tax benefits affected the effective tax rate.  At December 31, 2008 and 2007, respectively, the total amount of unrecognized tax benefits was $15.1 million and $17.8 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2008 and 2007 were $0.8 million and $7.0 million, respectively.  Tax expense for 2008 reflected a benefit of $6.2 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2008	2007
	(In Millions)

Balance, beginning of year	$10.8	$10.8
Additions for tax positions of prior years	9.7	1.8
Reductions for tax positions of prior years	(4.0)	(1.8)
Additions for tax positions of current years	2.0	.9
Reductions for tax positions of current years	-	(.9)
Settlements with tax authorities	(4.1)	-
Reductions as a result of a lapse of the applicable statute of limitations	-	-
Balance, End of Year	$14.4	$10.8

IRS examinations for years subsequent to 2003 are expected to commence in 2009.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

12)	DISCONTINUED OPERATIONS

In 2006, one real estate property with a book value of $1.6 million that had been previously reported in equity real estate was reclassified as real estate held-for-sale.  In third quarter 2006, this property was sold resulting in a gain of $1.1 million pre-tax ($0.7 million post-tax).  At December 31, 2008 and 2007, no equity real estate was classified as held-for-sale.

13)	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents cumulative gains and losses on items that are reflected in earnings.  The balances for the past three years follow:

	December 31,
	2008	2007	2006
	(In Millions)

Net unrealized losses on investments:
Net unrealized losses arising
during the period	$(189.3)	$(30.9)	$(12.3)
Losses reclassified into net earnings
during the period	.3	2.2	-
Net unrealized losses on investments	(189.0)	(28.7)	(12.3)
Adjustments for DAC and VOBA and
deferred income taxes	97.1	13.3	6.8
Total Accumulated Other Comprehensive Loss	$(91.9)	$(15.4)	$(5.5)

14)	COMMITMENTS AND CONTINGENT LIABILITIES

MLOA had no commitments under existing mortgage loan agreements at December 31, 2008.

15)	LITIGATION

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

MLOA is restricted as to the amounts it may pay as dividends to MONY Life.  Under Arizona Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholder not exceeding an amount calculated based on a statutory formula.  For 2008, 2007 and 2006, MLOA’s statutory net (loss) gain was $(68.2) million, $7.3 million and $27.7 million, respectively.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $196.7 million and $321.0 million at December 31, 2008 and 2007, respectively.  There were no shareholder dividends paid to MONY Life by MLOA in 2008, 2007 and 2006.

At December 31, 2008, MLOA, in accordance with various government and state regulations, had $5.1 million of securities deposited with such government or state agencies.

At December 31, 2008 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of Arizona Insurance Department (the “AID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2008.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total shareholder’s equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance Units under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (h) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under U.S. GAAP and (i) the fair valuing of all acquired assets and liabilities including VOBA assets required for U.S. GAAP purchase accounting.

17)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2008 and 2007 are summarized below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In Millions)
2008
Total Revenues	$82.8	$76.7	$48.6	$89.9

Earnings (Loss) from Continuing Operations	$1.2	$4.2	$(23.2)	$(48.3)

Net Earnings (Loss)	$1.2	$4.2	$(23.2)	$(48.3)

2007
Total Revenues	$91.4	$79.9	$82.2	$84.4

Earnings (Loss) from Continuing Operations	$12.2	$5.8	$.3	$(4.6)

Net Earnings (Loss)	$12.2	$5.8	$.3	$(4.6)

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholder of
MONY Life Insurance Company of America:

Our audits of the financial statements referred to in our report dated March 13, 2009 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 13, 2009

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2008

		Estimated	Carrying
Type of Investment	Cost (1)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$47.9	$51.2	$51.2
State, municipalities and political subdivisions	1.1	1.0	1.0
Foreign governments	4.1	4.6	4.6
Public utilities	226.2	208.3	208.3
All other corporate bonds	1,523.5	1,349.9	1,349.9
Redeemable preferred stocks	131.8	75.2	75.2
Total fixed maturities	1,934.6	1,690.2	1,690.2

Mortgage loans on real estate	176.2	176.9	176.2
Other invested assets (2)	2.9	2.9	2.9
Policy loans	122.4	153.5	122.4

Total Investments	$2,236.1	$2,023.5	$1,991.7

(1)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(2)	Other invested assets excludes a $81.7 million investment in units of AllianceBernstein L.P., a related party.

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE IV
REINSURANCE
AT OR FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In Millions)
2008
Life Insurance In-force	$54,426.2	$21,332.8	$-	$33,093.4	-

Premiums:
Life insurance and
annuities	$75.2	$34.1	$3.5	$44.6	7.8%
Accident and health	-	-	-	-
Total Premiums	$75.2	$34.1	$3.5	$44.6	7.8%

2007
Life Insurance In-force	$55,714.7	$22,134.5	$-	$33,580.2	-

Premiums:
Life insurance and
annuities	$82.3	$36.5	$-	$45.8	-
Accident and health	-	-	-	-
Total Premiums	$82.3	$36.5	$-	$45.8	-

2006
Life Insurance In-force	$56,298.8	$22,958.0	$-	$33,340.8	-

Premiums:
Life insurance and
annuities	$88.9	$39.0	$-	$49.9	-
Accident and health	-	-	-	-
Total Premiums	$88.9	$39.0	$-	$49.9	-

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MONY Life Insurance Company of America and its subsidiaries’ (“MLOA”) disclosure controls and procedures as of December 31, 2008. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the MLOA’s disclosure controls and procedures are effective.

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

MLOA’s management assessed its internal control over financial reporting as of December 31, 2008 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that MLOA’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of MLOA’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by MLOA’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit MLOA to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes to MLOA’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect MLOA’s internal control over financial reporting.

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

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of MLOA’s annual financial statements for 2008 and 2007, and fees for other services rendered by PwC.  The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 8 of Notes to Financial Statements).

	2008	2007
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$357	$397
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$357	$397

Audit fees consist of the aggregate amounts billed or to be billed by PwC for professional services rendered for the audit of MLOA’s annual financial statements, review of financial statements included in MLOA’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

MLOA’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis, provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement.  Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.  All services provided by PwC in 2008 were pre-approved in accordance with these procedures.

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

Date:	March 13, 2009	MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Christopher M. Condron
Name:	Christopher M. Condron
Chairman of the Board, President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher M. Condron	Chairman of the Board, President and	March 13, 2009
Christopher M. Condron	Chief Executive Officer, Director

/s/ Richard S. Dziadzio	Executive Vice President and Chief Financial Officer	March 13, 2009
Richard S. Dziadzio

/s/ Alvin H. Fenichel	Senior Vice President and Chief Accounting Officer	March 13, 2009
Alvin H. Fenichel

/s/ Henri de Castries	Director	March 13, 2009
Henri de Castries

/s/ Denis Duverne	Director	March 13, 2009
Denis Duverne

/s/ Charlynn Goins	Director	March 13, 2009
Charlynn Goins

/s/ Anthony J. Hamilton	Director	March 13, 2009
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 13, 2009
Mary R. Henderson

/s/ James F. Higgins	Director	March 13, 2009
James F. Higgins

/s/ Peter S. Kraus	Director	March 13, 2009
Peter S. Kraus

/s/ Scott D. Miller	Director	March 13, 2009
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 13, 2009
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 13, 2009
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 13, 2009
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 13, 2009
Peter J. Tobin

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing
1.1	Form of Underwriting Agreement among MLOA, MONY Securities Corp. and MONY Series Fund, Inc.	Filed as Exhibit 3(a) to Post-Effective Amendment No. 3 dated February 28, 1991 to Registration Statement No. 33-20453 and incorporated by reference herein.

3.1	Articles of Incorporation of MLOA	Filed as Exhibit 6(a) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

3.2	By-Laws of MLOA	Filed as Exhibit 6(b) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

10.1	Forms of MLOA’s Policy Contract Riders	Filed as Exhibit 10.6 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.

10.2	Amended and Restated Services Agreement between MLOA and AXA Equitable Life Insurance Company dated as of February 1, 2005	Filed as Exhibit 10.2 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein.

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

E-1