Form 10-Q
period 2009-03-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2009-05-11
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2009

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No ☐

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

Yes ☐  No ☒
As of May 8, 2009, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

*	Omitted pursuant to General Instruction H of Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  MONY Life Insurance Company of America assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of MONY Life Insurance Company of America’s Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
Item 1:  Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$1,666.4	$1,690.2
Mortgage loans on real estate	160.0	176.2
Policy loans	121.7	122.4
Other invested assets	83.8	85.2
Total investments	2,031.9	2,074.0
Cash and cash equivalents	75.8	115.9
Amounts due from reinsurers	137.5	174.8
Deferred policy acquisition costs	164.7	151.7
Value of business acquired	229.5	222.4
Other assets	62.9	43.1
Separate Accounts’ assets	1,543.7	1,726.8

Total Assets	$4,246.0	$4,508.7

LIABILITIES
Policyholders’ account balances	$1,803.4	$1,822.1
Future policy benefits and other policyholders liabilities	359.1	397.3
Other liabilities	37.8	66.1
Note payable to affiliate	22.7	23.6
Income taxes payable	25.0	22.4
Separate Accounts’ liabilities	1,543.7	1,726.8
Total liabilities	3,791.7	4,058.3

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	510.9	510.8
Retained earnings	71.5	55.5
Accumulated other comprehensive loss	(130.6)	(118.4)
Total shareholder’s equity	454.3	450.4

Total Liabilities and Shareholder’s Equity	$4,246.0	$4,508.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
QUARTERS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$30.2	$37.0
Premiums	12.3	11.1
Net investment income	31.3	32.6
Investment gains (losses), net	1.6	(.9)
Other income	1.3	3.1
Decrease in fair value of reinsurance contracts	(0.7)	(0.1)
Total revenues	76.0	82.8

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	28.2	39.3
Interest credited to policyholders’ account balances	12.7	15.4
Compensation and benefits	7.8	6.8
Commissions	7.7	11.8
Interest expense	.4	.5
Amortization of deferred policy acquisition costs and value of business acquired	(5.7)	5.8
Capitalization of deferred policy acquisition costs	(8.3)	(9.1)
Rent expense	1.0	1.1
Other operating costs and expenses	7.5	9.2
Total benefits and other deductions	51.3	80.8

Earnings before income taxes	24.7	2.0
Income taxes	(8.7)	(.8)
Net Earnings	$16.0	$1.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	510.8	501.7
Changes in capital in excess of par value	.1	.2
Capital in excess of par value, end of period	510.9	501.9

Retained earnings, beginning of year	55.5	121.6
Net earnings	16.0	1.2
Retained earnings, end of period	71.5	122.8

Accumulated other comprehensive loss, beginning of year	(118.4)	(26.5)
Other comprehensive loss	(12.2)	(20.9)
Accumulated other comprehensive loss, end of period	(130.6)	(47.4)

Total Shareholder’s Equity, End of Period	$454.3	$579.8

COMPREHENSIVE INCOME (LOSS)
Net earnings	$16.0	$1.2

Change in unrealized losses, net of reclassification adjustment	(12.2)	(20.9)
Other comprehensive loss	(12.2)	(20.9)

Comprehensive Income (Loss)	$3.8	$(19.7)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2009 AND 2008
 (UNAUDITED)

	2009	2008
	(In Millions)

Net earnings	$16.0	$1.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	12.7	15.4
Universal life and investment-type product policy fee income	(30.2)	(37.0)
Change in accrued investment income	(4.4)	(5.7)
Investment losses (gains), net	(1.6)	.9
Change in deferred policy acquisition costs and value of business acquired	(14.0)	(3.3)
Change in future policy benefits	.3	2.0
Change in other policyholders liabilities	9.9	6.3
Change in other income tax payable	9.1	17.0
Provision for depreciation and amortization	1.5	1.7
Dividend from AllianceBernstein	1.0	1.4
Other, net	(18.2)	(10.8)

Net cash used by operating activities	(17.9)	(10.9)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	51.8	52.2
Sales of investments	18.9	-
Purchases of investments	(79.8)	(32.2)
Other, net	.6	(5.5)

Net cash (used) provided by investing activities	(8.5)	14.5

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	49.4	91.5
Withdrawals and transfers to Separate Accounts	(62.2)	(85.8)
Repayment of note to affiliate	(.9)	(.9)
Other, net	-	.2

Net cash provided by (used in) financing activities	(13.7)	5.0

Change in cash and cash equivalents	(40.1)	8.6
Cash and cash equivalents, beginning of year	115.9	52.5

Cash and Cash Equivalents, End of Period	$75.8	$61.1

Supplemental cash flow information:
Interest Paid	$.4	$.8
Schedule of non-cash financing activities:
Shared-based Programs	$.1	$.2

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)        BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management to present fairly the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2009” and “first quarter 2008” refer to the three months ended March 31, 2009 and 2008, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2008, MLOA adopted FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” an amendment of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”.  The FSP broadens the other-than-temporary impairment assessment for interests in securitized financial assets within the scope of EITF 99-20 to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  At March 31, 2009 and December 31, 2008, respectively, debt securities with amortized cost and fair values of approximately $139.9 million and $77.8 million and $139.8 million and $90.0 million comprised the population subject to this amendment.  Adoption of the FSP did not have an impact on MLOA’s results of operations or financial position.

Effective January 1, 2008, MLOA adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  MLOA’s adoption of SFAS No. 157 at January 1, 2008 required only a remeasurement of the fair value of the GMIB reinsurance contract treated as a derivative, resulting in an increase in net loss of $0.6 million, related to an increase in the fair value of the GMIB reinsurance contract liability of $1.4 million, offset by a decrease in related DAC amortization of $0.4 million and a decrease of $0.4 million to income taxes.  The increase in the GMIB reinsurance contract’s fair value under SFAS No. 157 was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of SFAS No. 157.

New Accounting Pronouncements

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”).  The FSP amends SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments of publicly traded companies for interim reporting periods as well as in annual financial statements.  This FSP also amends APB No. 28, “Interim Financial Reporting,” to require such disclosures in the summarized financial information at interim reporting periods.  The FSP is effective prospectively for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  An entity may adopt this FSP prior to its effective date only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset

or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” described below.  Management has decided not to implement this FSP prior to its effective date and is evaluating the impact of adoption.

On April 9, 2009, the FASB also issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2”).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Earlier adoption is permitted only if an entity adopts FSP 157-4.  Management has decided not to implement this FSP prior to its effective date and is evaluating the impact of adoption.

Also on April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  An orderly transaction is one that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for such a transaction.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Earlier adoption is permitted only if an entity adopts either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28.  Management has decided not to implement this FSP prior to its effective date and is evaluating the impact of adoption.

3)	INVESTMENTS

For the first quarters of 2009 and 2008, net investment income is shown net of investment expenses of $1.1 million and $1.4 million, respectively.

At March 31, 2009 and December 31, 2008, fixed maturities classified as available for sale had amortized costs of $1,935.5 million and $1,934.6 million, respectively.

For the first quarters of 2009 and 2008, proceeds from sales of fixed maturities classified as available for sale totaled $19.3 million and $36.9 million, respectively.  Gross gains of $1.6 million and zero and gross losses of zero and $0.9 million were recognized on these sales for the first quarters of 2009 and 2008, respectively.  Unrealized net investment losses related to fixed maturities classified as available for sale increased by $24.7 million during first quarter 2009, resulting in a balance of $269.2 million at March 31, 2009.

There were no impaired mortgage loans without investment valuation allowances at both March 31, 2009 and December 31, 2008.  There were no valuation allowances for mortgage loans in the first quarters of 2009 and 2008.

During the first quarters of 2009 and 2008, respectively, MLOA’s average recorded investment in impaired mortgage loans was zero and $0.3 million.  There was no interest income recognized on impaired mortgage loans for the first quarters of 2009 and 2008.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  There were no mortgage loans classified as nonaccrual loans at March 31, 2009 or at December 31, 2008.

The following table presents MLOA’s investment in 2.6 million units of AllianceBernstein, an affiliate, which is included in Other invested assets:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Balances, beginning of year	$81.7	$49.3
Equity in net earnings	.3	1.2
Dividends received	(1.0)	(1.4)
Balances, End of Period	$81.0	$49.1

4)       VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of March 31, 2009 and December 31, 2008:

	Gross	Less:
	Carrying	Accumulated
	Amount	Amortization (1)	Net
	(In Millions)
VOBA
March 31, 2009	$416.5	$(187.0)	$229.5

December 31, 2008	$416.5	$(194.1)	$222.4

(1) Includes reactivity to unrealized investment gains (losses) and impact of the December 31, 2005 MODCO recapture.

For the first quarters of 2009 and 2008, total amortization expense related to VOBA was $(1.0) million and $1.2 million, respectively.  VOBA amortization is estimated to range between $41.6 million and $21.1 million annually through 2013.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$10.7	$1,534.6	$121.1	$1,666.4
Other equity investments	.4	-	-	.4
Cash equivalents	71.6	-	-	71.6
GMIB reinsurance contracts	-	-	7.6	7.6
Separate Accounts’ assets	1,529.2	14.5	-	1,543.7
Total Assets	$1,611.9	$1,549.1	$128.7	$3,289.7

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At March 31, 2009, investments classified as Level 2 comprise approximately 47.2% of invested assets measured at fair value on a recurring basis and primarily included U.S. government and agency securities and corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.

The Level 2 classification continues to include AAA-senior CMBS, AAA-rated mortgage- and asset- backed securities, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.  At March 31, 2009 and December 31, 2008, respectively, the fair value of MLOA’s CMBS portfolio was $88.4 million and $100.8 million.  During first quarter 2009, no CMBS securities were transferred from Level 2 to Level 3 classification.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2009 were approximately $22.2 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $79.0 million of mortgage- and asset-backed securities, including $74.0 million of CMBS, are classified as Level 3 at March 31, 2009 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  MLOA applies various due-diligence procedures, as considered appropriate, to validate the pricing of investments classified as Level 3, including back-testing to historical prices, benchmarking to similar securities, and internal review by a valuation committee. Level 3 also includes the GMIB reinsurance contract which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance contract reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

The table below presents a reconciliation for all Level 3 assets and liabilities for first quarter 2009:

Level 3 Instruments
Fair Value Measurements - Assets
(In Millions)

	Fixed
	Maturities	GMIB
	Available	Reinsurance
	For Sale	Contracts

Balance, January 1, 2009	$142.5	$8.3
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	-	-
Investment gains (losses), net	-	-
Commissions, fees and other income	-	(.9)
Subtotal	-	(.9)
Other comprehensive loss	(14.3)	-
Purchases/issuances and sales/settlements, net	(7.1)	.2
Transfers into/out of Level 3(1)	-	-
Balance, March 31, 2009	$121.1	$7.6

(1) Transfers into/out of Level 3 classification are reflected as beginning of period fair values.

The table below details changes in unrealized gains (losses) for first quarter 2009 by category for Level 3 assets and liabilities still held at March 31, 2009:

Three Months Ended March 31, 2009
Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-
	Investment	(Losses),	Reinsurance	hensive
	Income	Net	Contracts	Income
(In Millions)
Level 3 Instruments
Still Held at March 31, 2009:
Change in unrealized gains or losses
Fixed maturities
available for sale	$-	$-	$-	$(14.3)
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
Separate Accounts’ assets	-	-	-	-
GMIB reinsurance contracts	-	-	(.7)	-
Total	$-	$-	$(.7)	$(14.3)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In first quarter 2009, no assets were measured at fair value on a non-recurring basis.

6)        GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2009	$5.6	$3.0	$8.6
Paid guarantee benefits	(.8)	-	(.8)
Other changes in reserve	2.1	.2	2.3
Balance at March 31, 2009	$6.9	$3.2	$10.1

Balance at January 1, 2008	$1.2	$.5	$1.7
Paid guarantee benefits	(.4)	-	(.4)
Other changes in reserve	.5	-	.5
Balance at March 31, 2008	$1.3	$.5	$1.8

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2009	2008
	(In Millions)

Balances, beginning of year	$2.8	$1.2
Paid guarantee benefits	(.2)	(.1)
Other changes in reserve	(.9)	(.1)
Balances, End of Period	$1.7	$1.0

The March 31, 2009 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$138	$204	N/A	$27	$369
Separate Accounts	$365	$539	N/A	$83	$987
Net amount at risk, gross	$32	$306	N/A	$60	$398
Net amount at risk, net of amounts reinsured	$32	$243	N/A	$14	$289
Average attained age of contractholders	63.8	64.0	N/A	63.2	63.9
Percentage of contractholders over age 70	20.4%	20.1%	N/A	15.6%	20%
Contractually specified interest return rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$83	N/A	$83
Net amount at risk, gross	N/A	N/A	$22	N/A	$22
Net amount at risk, net of amount reinsured	N/A	N/A	$-	N/A	$-
Weighted average years remaining until
annuitization	N/A	N/A	3.3	N/A	3.3
Contractually specified interest return rates	N/A	N/A	5.0%	N/A	5.0%

B)    Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option that is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$720	$843
Fixed income	172	187
Balanced	21	23
Other	74	76
Total	$987	$1,129

GMIB:
Equity	$59	$68
Fixed income	18	19
Balanced	-	-
Other	6	6
Total	$83	$93

C)    Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both March 31, 2009 and December 31, 2008, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

7)	RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $14.3 million and $13.7 million for the first quarters of 2009 and 2008, respectively.  At March 31, 2009 and December 31, 2008, MLOA reported a payable to AXA Equitable in connection with its service agreement of $7.5 million and $8.2 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in 2008, MLOA on a one-year term basis.  Premiums earned in 2009 under this arrangement totaled approximately $0.5 million.  Claims and expenses paid in 2009 totaled approximately $0.4 million.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda.  MLOA reported $0.1 million and $0.4 million of ceded premiums for 2009 and 2008, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The amount of expenses incurred by MLOA related to these agreements was $0.5 million and $0.6 million for first quarters of 2009 and 2008, respectively.  There were no intercompany payables related to these agreements at March 31, 2009 and December 31, 2008.

8)	SHARE-BASED COMPENSATION

For the first quarters of 2009 and 2008, respectively, MLOA recognized compensation (credit) cost of $(0.1) million and $0.4 million for share-based payment arrangements.

9)	INCOME TAXES

Income taxes for interim periods have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The income tax expense for the 2009 quarter was less than the expected tax expense primarily due to the Separate Account dividends received deductions.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA’s Notes to Financial Statements for the year ended December 31, 2008.

Lawsuits continue to be filed against life and health insurers in the jurisdictions in which MLOA does business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  The resolution of lawsuits alleging these and other claims in the past have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.  MLOA, like other life and health insurers, from time to time is involved in such litigations.  Some of these actions and proceedings filed against MLOA have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such pending matter is likely to have a material adverse effect on MLOA’s financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for MLOA that follows should be read in conjunction with the Financial Statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere in this report and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in MLOA’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

INTRODUCTION

Economic and market conditions remained difficult during first quarter 2009. The global financial markets continued to experience declines and disruption, accompanied by continued volatility and illiquidity. MLOA's business and results of operations have been and will likely continue to be adversely affected by the current difficult economic environment.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction” in the 2008 Form 10-K.

RESULTS OF OPERATIONS

First Quarter 2009 Compared to First Quarter 2008

Net earnings were $16.0 million for first quarter 2009, $14.8 million higher than the $1.2 million reported for first quarter 2008. The 2008 net earnings included the $(0.6) million impact of the recalculation of fair value (net of the related impact of $0.4 million lower DAC amortization and $0.3 million tax benefit) of the GMIB reinsurance contracts accounted for as derivatives upon the January 1, 2008 adoption of SFAS No. 157.  Income taxes in first quarter 2009 were $8.7 million compared to $0.8 million in first quarter 2008. The change was primarily due to the change in pre-tax earnings. Earnings before income taxes were $24.7 million for first quarter 2009, an increase of $22.7 million from earnings of $2.0 million for first quarter 2008.

Revenues.  Total revenues for first quarter 2009 decreased $6.8 million as compared to first quarter 2008.

Universal life and investment-type product policy fee income decreased $6.8 million to $30.2 primarily due to fees earned on lower average Separate Account balances.

Net investment income decreased $1.3 million to $31.3 million principally due to $1.7 million lower investment income on fixed maturities.

Investment gains (losses), net increased $2.5 million to $1.6 million in 2009 as compared to $(0.9) million in 2008.  The increase was primarily due to sales of fixed maturities ($1.6 million of gains in 2009 as compared to losses of $(0.9) million in 2008).

Other income decreased $1.8 million to $1.3 million for first quarter 2009 from $3.1 million for first quarter 2008 principally due to $0.8 million lower equity income in AllianceBernstein earnings and $0.6 million lower 12b-1 fees, due to lower assets under management.

Benefits and Other Deductions.  Total benefits and other deductions for first quarter 2009 decreased $29.5 million to $51.3 million from $80.8 million for first quarter 2008.

Policyholders’ benefits decreased $11.1 million to $28.2 million principally due to $13.5 million lower death claims.

Interest credited to policyholders’ account balances decreased $2.7 million to $12.7 million principally due to lower annuity average account balances.

Compensation and benefits increased $1.0 million to $7.8 million for first quarter 2009 from $6.8 million for first quarter 2008, principally due to an increase in the allocation of benefit plan expenses to MLOA.

Commissions decreased $4.1 million to $7.7 million principally due to lower sales of the IL Legacy and group universal life insurance products.

Amortization of DAC and VOBA decreased $11.5 million principally due to the unlocking of the assumption related to reinsurance costs of $10.7 million.

Capitalization of DAC decreased $0.8 million to $8.3 million for first quarter 2009 principally due to lower sales of the IL Legacy product.

Other operating costs and expenses totaled $7.5 million for first quarter 2009, a decrease of $1.7 million from the $9.2 million for first quarter 2008 principally due to lower legal and software expenses.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products for first quarter 2009 decreased by $13.3 million from first quarter 2008 to $68.2 million.  The decrease resulted from reductions in renewals of life insurance products of $5.7 million, annuity products of $4.9 million and decreased sales of new life insurance products of $2.7 million.

Surrenders and Withdrawals.  When totals for first quarter 2009 are compared to first quarter 2008, surrenders and withdrawals decreased from $184.7 million to $113.4 million with a decrease of $18.4 million reported for variable and interest-sensitive life insurance and a $52.9 million decrease for individual annuities.  The annualized annuities surrender rate decreased to 17.5% in the 2009 period from 18.6% in the 2008 period, while the variable and interest-sensitive life insurance surrender rates showed a decrease from 10.0% in the 2008 period to 8.3% in the 2009 period.  The decrease in surrenders on variable and interest-sensitive life insurance was due to $16.4 million lower BOLI/COLI surrenders of $14.4 million in first quarter 2009 compared to $30.8 million in first quarter 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in MLOA’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II               OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2008 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H to Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction H to Form 10-Q.

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2009	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 11, 2009		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer