Form 10-Q
period 2009-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2009-08-11
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2009

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
Yes  ☐    No ☒

As of August 11, 2009, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

PART I    FINANCIAL INFORMATION
Item 1:  Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$1,864.9	$1,690.2
Mortgage loans on real estate	153.5	176.2
Policy loans	122.9	122.4
Other invested assets	84.8	85.2
Total investments	2,226.1	2,074.0
Cash and cash equivalents	39.0	115.9
Amounts due from reinsurers	132.8	174.8
Deferred policy acquisition costs	167.1	151.7
Value of business acquired	183.5	222.4
Other assets	39.5	43.1
Separate Accounts’ assets	1,687.4	1,726.8

Total Assets	$4,475.4	$4,508.7

LIABILITIES
Policyholders’ account balances	$1,791.6	$1,822.1
Future policy benefits and other policyholders liabilities	359.3	397.3
Other liabilities	44.5	66.1
Note payable to affiliate	21.7	23.6
Income taxes payable	55.8	22.4
Separate Accounts’ liabilities	1,687.4	1,726.8
Total liabilities	3,960.3	4,058.3

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	511.1	510.8
Retained earnings	72.0	55.5
Accumulated other comprehensive loss	(70.5)	(118.4)
Total shareholder’s equity	515.1	450.4

Total Liabilities and Shareholder’s Equity	$4,475.4	$4,508.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Millions)
REVENUES
Universal life and investment-type product
policy fee income	$33.0	$32.7	$63.2	$69.7
Premiums	8.8	9.4	21.1	20.5
Net investment income	30.8	31.6	62.1	64.2
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(13.0)	-	(13.0)	(.9)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized	(13.0)	-	(13.0)	(.9)
Other investment (losses) gains, net	(2.4)	.3	(.8)	.3
Total investment (losses) gains, net	(15.4)	.3	(13.8)	(.6)
Other income	2.4	3.2	3.7	6.3
Decrease in fair value of reinsurance contracts	(4.6)	(.5)	(5.3)	(.6)
Total revenues	55.0	76.7	131.0	159.5

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	10.1	26.4	38.3	65.7
Interest credited to policyholders’ account balances	27.8	17.0	40.5	32.4
Compensation and benefits	6.8	6.2	14.6	13.0
Commissions	7.5	11.6	15.2	23.4
Interest expense	.4	.4	.8	.9
Amortization of deferred policy acquisition costs and value of business acquired	12.5	8.7	6.8	14.5
Capitalization of deferred policy acquisition costs	(6.5)	(9.0)	(14.8)	(18.1)
Rent expense	.9	1.2	1.9	2.3
Other operating costs and expenses	6.4	7.8	13.9	17.0
Total benefits and other deductions	65.9	70.3	117.2	151.1

(Loss) earnings before income taxes	(10.9)	6.4	13.8	8.4
Income taxes	5.0	(2.2)	(3.7)	(3.0)

Net (Loss) Earnings	$(5.9)	$4.2	$10.1	$5.4

See Notes to Financial Statements.

 MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE  INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	510.8	501.7
Changes in capital in excess of par value	.3	.5
Capital in excess of par value, end of period	511.1	502.2

Retained earnings, beginning of year	55.5	121.6
Net earnings	10.1	5.4
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	6.4	-
Retained earnings, end of period	72.0	127.0

Accumulated other comprehensive loss, beginning of year	(118.4)	(26.5)
Impact of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	(6.4)	-
Other comprehensive earnings (loss)	54.3	(40.8)
Accumulated other comprehensive loss, end of period	(70.5)	(67.3)

Total Shareholder’s Equity, End of Period	$515.1	$564.4

COMPREHENSIVE INCOME (LOSS)
Net earnings	$10.1	$5.4

Change in unrealized losses, net of reclassification adjustment	47.9	(40.8)
Other comprehensive income (loss)	47.9	(40.8)

Comprehensive Income (Loss)	$58.0	$(35.4)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

Net earnings	$10.1	$5.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	40.5	32.4
Universal life and investment-type product policy fee income	(63.2)	(69.7)
Change in accrued investment income	(.5)	(1.0)
Investment losses, net	13.8	.6
Change in deferred policy acquisition costs and
value of business acquired	(8.0)	(3.6)
Change in future policy benefits	(4.4)	5.0
Change in other policyholders liabilities	(2.6)	2.0
Change in income tax payable	4.1	19.3
Provision for depreciation and amortization	3.1	3.4
Dividend from AllianceBernstein	1.3	2.6
Other, net	(12.8)	(24.9)

Net cash used in operating activities	(18.6)	(28.5)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	71.0	159.3
Sales of investments	28.6	42.0
Purchases of investments	(152.3)	(89.5)
Other, net	(1.8)	(21.1)

Net cash (used in) provided by investing activities	(54.5)	90.7

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	102.6	153.2
Withdrawals and transfers to Separate Accounts	(104.5)	(161.3)
Repayment of note to affiliate	(1.9)	(1.8)
Other, net	-	.5

Net cash used in financing activities	(3.8)	(9.4)

Change in cash and cash equivalents	(76.9)	52.8
Cash and cash equivalents, beginning of year	115.9	52.5

Cash and Cash Equivalents, End of Period	$39.0	$105.3

Supplemental cash flow information:
Interest Paid	$.8	$.9
Schedule of non-cash financing activities:
Shared-based Programs	$.3	$.5

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)        BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2008.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Events and transactions subsequent to the balance sheet have been evaluated by management, for purpose of recognition or disclosure, in these financial statements through their date of issue on August 11, 2009.

The terms “second quarter 2009” and “second quarter 2008” refer to the three months ended June 30, 2009 and 2008, respectively.  The terms “first half of 2009” and “first half of 2008” refer to the six months ended June 30, 2009 and 2008, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

Effective December 31, 2008, MLOA adopted FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” an amendment of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets”.  The FSP broadens the other-than-temporary impairment assessment for interests in securitized financial assets within the scope of EITF 99-20 to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  At June 30, 2009 and December 31, 2008, respectively, debt securities with amortized cost and fair values of approximately $139.92 million and $77.8 million and $90.2 million and $90.0 million comprised the population subject to this amendment.  Adoption of the FSP did not have an impact on MLOA’s results of operations or financial position.

Beginning first quarter 2009, MLOA implemented SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures of an entity’s objectives and strategies for using derivatives, including tabular presentation of fair value amounts, gains and losses, and related hedged items, with appropriate cross-referencing to the financial statements.  SFAS No. 161 was effective for interim and annual reporting periods beginning January 1, 2009.

Issued in May 2009, SFAS No. 165, “Subsequent Events,” established general principles for evaluation, recognition, and disclosure of events or transactions that occur after the balance sheet but before the financial statements are issued (for “public” entities) or “available to be issued.”  SFAS No. 165 does not significantly change the accounting for or reporting of subsequent events but requires that explicit disclosure be made of the date through which subsequent events have been evaluated and the basis for that date.  SFAS No. 165 was effective prospectively for interim financial periods ending after June 15, 2009 and is applied in these financial statements.

Effective second quarter 2009, MLOA implemented FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”) that extends to interim reporting periods and amends the annual disclosure requirements about the fair value of financial instruments, including the method(s) and significant assumptions used to estimate fair value.  FSP 107-1 requires presentation of comparative disclosures only for periods ending after initial adoption.  The disclosures required by FSP 107-1 are provided in Note 5 of the Notes to Financial Statements.

Beginning second quarter 2009, MLOA adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP 115-2”) that modifies the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expands the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For available-for-sale (“AFS”) debt securities in an unrealized loss position, FSP 115-2 requires the total fair value loss to be recognized in earnings as an OTTI if management intends to sell the debt security or more likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectibility and determine whether an OTTI is considered to have occurred.

FSP 115-2 requires only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of FSP 115-2, a cumulative effect adjustment was calculated for all AFS debt securities held as of April 1, 2009 for which an OTTI previously was recognized and for which at April 1, 2009 there was no intention or likely requirement to sell the security before recovery of its amortized cost.  As a result, an increase to Retained earnings of $6.4 million was recorded as of April 1, 2009 with a corresponding decrease to Accumulated Other Comprehensive Income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, the amortized cost basis of the AFS debt securities comprising the reclassification amount was increased by $13.6 million at April 1, 2009, or the amount of the cumulative effect adjustment, pre-DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was not changed as a result of adoption of FSP 115-2.

(Loss) earnings from continuing operations, net of income taxes, and Net (loss) earnings attributable to MLOA for the second quarter and the first six months ended June 30, 2009 reflect no increases, from recognition in OCI of the noncredit portions of OTTI subsequent to initial adoption of FSP 115-2 at April 1, 2009.  The financial statements have been modified as required by FSP 115-2 to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of shareholder’s equity and comprehensive income for all periods subsequent to adoption of FSP 115-2.  In addition, Note 3 of Notes to Financial Statements has been expanded to include new and more frequent disclosures required by FSP 115-2 about OTTI for debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

Effective April 1, 2009, MLOA adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”).  This FSP retains the “exit price” objective of fair value measurement required by SFAS No. 157 and provides additional guidance for estimating fair value when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  FSP 157-4 also includes guidance on distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  As further described in Note 5 of Notes to Financial Statements, beginning in fourth quarter 2008, under guidance preceding FSP 157-4, MLOA concluded that markets for certain CMBS securities were inactive and, consequently, changed its methodology for measuring the fair value of these CMBS securities to minimize reliance on market trading activity and the pricing of isolated transactions.  Adoption of FSP 157-4 did not have an impact on MLOA’s results of operations or financial position.  New and expanded interim period disclosures required by FSP 157-4 with respect to fair value measurements are provided in Note 5 of Notes to Financial Statements.

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

New Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  This statement eliminates the concept of qualifying special-purpose entities (“QSPEs”) and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, SFAS No. 166 modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure also is required about financial asset transfers and any continuing involvement of the transferor.  For calendar-year financial statements, such as those of MLOA, SFAS No. 166 is effective for interim and annual reporting periods beginning January 1, 2010.  Special transition provisions are provided for then-existing QSPEs that may require consolidation at adoption of SFAS No. 166.  Management does not expect the implementation of SFAS No. 166 to have a material effect on MLOA’s financial statements.

Also issued by the FASB on June 12, 2009 was SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  SFAS 167 removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year financial statements, such as those of MLOA, SFAS No. 167 is effective for interim and annual reporting periods beginning January 1, 2010.  Special transition provisions are provided for then-existing VIEs that may require consolidation at adoption of SFAS No. 167.  Earlier application is prohibited.  Management is currently evaluating the impact SFAS No. 167 may have on MLOA.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” to supersede the existing U.S. GAAP hierarchy and establish the FASB Accounting Standards CodificationTM (the “FASB Codification”) as the sole source of authoritative non-governmental U.S. GAAP.  The FASB Codification does not change existing U.S. GAAP guidance but instead provides a consistent organizational structure to simplify user access to its contents.  Hereafter, the FASB will not issue new authoritative standards in the form of statements, FSPs or EITF abstracts, but will update the FASB Codification.  The FASB Codification does not replace or affect guidance issued by the SEC or its staff for public entities’ filings with the SEC.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly, beginning in third quarter 2009, citings of authoritative accounting guidance made in the financial statements of MLOA will reference the appropriate subjects or sections of the FASB Codification.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as available for sale; no equity securities were classified as available for sale at June 30, 2009 or at December 31, 2008 :

Available for Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses

				Fair Value
	(In Millions)

June 30, 2009:
Fixed Maturities:
Corporate	$1,560.0	$30.8	$64.1	$1,526.7
U.S. Treasury, government and agency	36.3	.2	1.4	35.1
States and political subdivisions	2.9	-	.3	2.6
Foreign governments	4.1	.1	.2	4.0
Commercial mortgage-backed	149.8	-	49.3	100.5
Residential mortgage-backed (1)	96.2	1.4	.5	97.1
Asset-backed (2)	10.0	.1	.4	9.7
Redeemable preferred stock	148.6	-	59.4	89.2
Total at June 30, 2009	$2,007.9	$32.6	$175.6	$1,864.9

December 31, 2008
Fixed Maturities:
Corporate	$1,565.7	$10.7	$150.5	$1,425.9
U.S. Treasury, government and agency	9.8	.5	-	10.3
States and political subdivisions	2.9	-	.4	2.5
Foreign governments	4.1	.5	-	4.6
Commercial mortgage-backed	149.7	-	48.9	100.8
Residential mortgage-backed (1)	55.7	3.5	-	59.2
Asset-backed (2)	10.0	-	2.0	8.0
Redeemable preferred stock	136.7	-	57.8	78.9
Total at December 31, 2008	$1,934.6	$15.2	$259.6	$1,690.2

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans

As further described in Note 5, MLOA determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.  These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities.  More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment.

The contractual maturities of AFS fixed maturities at June 30, 2009 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$31.6	$31.9
Due in years two through five	676.1	674.7
Due in years six through ten	761.5	736.1
Due after ten years	134.1	125.8
Subtotal	1,603.3	1,568.5
Commercial mortgage-backed bonds	149.8	100.4
Residential mortgage-backed bonds	96.2	97.1
Asset-backed bonds	10.0	9.7
Total	$1,859.3	$1,775.7

For the second quarter and first half of 2009 and of 2008, net investment income is shown net of investment expenses of $1.2 million, $2.3 million, $1.6 million and $3.0 million, respectively.

For the first half of 2009 and 2008, proceeds received on sales of fixed maturities classified as available for sale amounted to $29.0 million and $25.8 million, respectively.  Gross gains of $1.8 million and $0.4 million and gross losses of zero and $(0.1) million were realized on these sales for the first half of 2009 and 2008, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $88.4 million during first half of 2009, resulting in a balance of $143.1 million.  MLOA’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for OTTI.  Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Investments Under Surveillance Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover.  This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, and results in identification of specific securities for which OTTI is recognized.

As discussed in Note 2 of Notes to Financial Statements, if there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is defined in FSP 115-2 as the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectibility of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

During the first six months of 2009, MLOA recognized total OTTI of $13.0 million on AFS securities, all of which related to fixed maturities.  Total OTTI of fixed maturities for the first six months of 2009 was comprised of $13.0 million credit loss and zero non-credit related declines in fair value below amortized cost.  MLOA does not intend to sell and does not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

For second quarter 2009, MLOA recognized total OTTI of $13.0 million on AFS fixed maturities, all of which was recorded in earnings as a credit loss.  The amount of credit loss impairments on fixed maturity securities held by MLOA, for which a portion of the OTTI loss was recognized in OCI, was zero.

Net unrealized investment gains and losses on fixed maturities and equity securities classified as available for sale are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$.4	$-
All other	(143.4)	(244.4)
Equity securities	-	-
Net Unrealized Losses	$(143.0)	$(244.4)

Changes in net unrealized investment gains and losses recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains and losses recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax (Liability) Asset	AOCI (Loss) Related to Net Unrealized Investment Gains (Losses)

	(In Millions)

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of adopting FSP 115-2	-	-	-	-	-
Net investment gains (losses)
arising during the period	.4	-	-	-	.4
Reclassification adjustment for
OTTI (losses) included in
Net (loss) earnings	-	-	-	-	-
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	-	-	-	-	-
Impact of net unrealized investment gains (losses) on DAC/VOBA	-	(.1)	-	-	(.1)
Impact of net unrealized investment gains (losses) on deferred income taxes	-	-	-	(.1)	(.1)
Impact of net unrealized investment gains (losses) on Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2009	$.4	$(.1)	$-	$(.1)	$.2

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Policyholders Liabilities	Deferred Income Tax (Liability) Asset	AOCI (Loss) Related to Net Unrealized Investment Gains (Losses)

	(In Millions)

Balance, March 31, 2009	$(269.2)	$68.2	$-	$70.3	$(130.7)
Cumulative impact of adopting
FSP 115-2	(13.6)	3.8	-	3.4	(6.4)
Net investment gains (losses)
arising during the period	152.6	-	-	-	152.6
Reclassification adjustment for
gains (losses) included in
Net (loss) earnings	(13.2)	-	-	-	(13.2)
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC/VOBA	-	(37.3)	-	-	(37.3)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(37.7)	(37.7)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	-	-	-
Balance, June 30, 2009	$(143.4)	$34.7	$-	$36.0	$(72.7)

Balance, January 1, 2009	$(244.4)	$62.2	$-	$63.8	$(118.4)
Cumulative impact of adopting
FSP 115-2	(13.6)	3.8	-	3.4	(6.4)
Net investment gains (losses)
arising during the period	129.4	-	-	-	129.4
Reclassification adjustment for
gains (losses) included in
Net (loss) earnings	(14.8)	-	-	-	(14.8)
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC/VOBA	-	(31.3)	-	-	(31.3)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(31.2)	(31.2)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	-	-	-
Balance, June 30, 2009	$(143.4)	$34.7	$-	$36.0	$(72.7)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 217 issues at June 30, 2009 and the 294 issues at December 31, 2008 of fixed maturities that had been in a continuous unrealized loss position for the specified periods at the dates indicated.

	June 30, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$202.6	$(15.2)	$553.5	$(48.9)	$756.1	$(64.1)
U.S. Treasury,
government and
agency	25.1	(1.4)	-	-	25.1	(1.4)
States and political
subdivisions	-	-	2.5	(.3)	2.5	(.3)
Foreign governments	1.9	(.2)	-	-	1.9	(.2)
Commercial
mortgage-backed	40.8	(26.0)	59.6	(23.3)	100.4	(49.3)
Residential
mortgage-backed	59.4	(.5)	-	-	59.4	(.5)
Asset-backed	-	-	5.1	(.4)	5.1	(.4)
Redeemable
preferred stock	6.8	(25.4)	82.5	(34.0)	89.3	(59.4)

Total Temporarily
Impaired Securities	$336.6	$(68.7)	$703.2	$(106.9)	$1,039.8	$(175.6)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP 115-2.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$790.9	$(71.7)	$329.2	$(78.8)	$1,120.1	$(150.5)
U.S. Treasury,
government and
agency	-	-	-	-	-	-
States and political
subdivisions	2.5	(.4)	-	-	2.5	(.4)
Foreign governments	-	-	-	-	-	-
Commercial mortgage-
backed	14.3	(1.1)	86.5	(47.8)	100.8	(48.9)
Residential mortgage-
backed	-	-	-	-	-	-
Asset-backed	.6	(.1)	2.9	(1.9)	3.5	(2.0)
Redeemable
preferred stock	11.5	(7.2)	67.5	(50.7)	79.0	(57.9)

Total Temporarily
Impaired Securities	$819.8	$(80.5)	$486.1	$(179.2)	$1,305.9	$(259.7)

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.89% of total investments.  The largest exposure to a single issuer of corporate securities held at June 30, 2009 and December 31, 2008 was $39.9 million and $39.8 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2009 and December 31, 2008, respectively, approximately $197.9 million and $87.7 million, or 9.8% and 4.5%, of the $2,007.9 million and $1,934.6 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $66.2 million and $19.0 million at June 30, 2009 and December 31, 2008, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2009, MLOA owned $4.8 million in RMBS backed by subprime residential mortgage loans, approximately 15% rated AAA, and zero in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2009, MLOA had $1.3 million of fixed maturities which were non-income producing for the twelve months preceding that date.

Mortgage Loans

There were no impaired mortgage loans without investment valuation allowances at both June 30, 2009 and December 31, 2008, respectively.  There were valuation allowances of $2.5 million and zero for mortgage loans in the first half of 2009 and of 2008.

During the first half of 2009 and 2008, respectively, MLOA’s average recorded investment in impaired mortgage loans was $3.6 million and $0.3 million.  There was interest income recognized on impaired mortgage loans for the first half of 2009 and 2008, respectively, of $0.2 million and zero.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At June 30, 2009 and December 31, 2008, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $8.3 million and zero.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Six Months Ended
	June 30,
	2009	2008
	(In Millions)

Balances, beginning of year	$81.7	$49.3
Equity in net earnings	1.5	2.5
Dividends received	(1.3)	(2.6)
Balances, End of Period	$81.9	$49.2

4)        VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset as of June 30, 2009 and December 31, 2008:

	Gross Carrying Amount	Accumulated Amortization and Other(1)

			Net
	(In Millions)

VOBA

June 30, 2009	$416.5	$(233.0)	$183.5

December 31, 2008	$416.5	$(194.1)	$222.4

(1)	Includes reactivity to unrealized investment gains (losses) and the impact of the December 31, 2005 MODCO recapture.

For the second quarter and first half of 2009 and of 2008, total amortization expense related to VOBA was $8.5 million, $7.5 million, $6.3 million and $7.5 million, respectively.  VOBA amortization is estimated to range between $41.6 million and $21.1 million annually through 2013.

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

Assets measured at fair value on a recurring basis are summarized below as of the dates indicated:

Fair Value Measurements at June 30, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale
Corporate	$-	$1,484.6	$42.1	$1,526.7
U.S. Treasury, government and
agency	-	35.1	-	35.1
States and political subdivisions	-	2.5	-	2.5
Foreign governments	-	4.1	-	4.1
Commercial mortgage-backed	-	15.3	85.1	100.4
Residential mortgage-backed(1)	-	97.1	-	97.1
Asset-backed(2)	-	4.8	5.0	9.8
Redeemable preferred stock	14.0	75.2	-	89.2
Subtotal	14.0	1,718.7	132.2	1,864.9
Other equity investments	.5	-	-	.5
Cash equivalents	33.8	-	-	33.8
GMIB reinsurance contracts	-	-	3.0	3.0
Separate Accounts’ assets	1,672.8	14.6	-	1,687.4
Total Assets	$1,721.1	$1,733.3	$135.2	$3,589.6

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$12.7	$1,535.0	$142.5	$1,690.2
Other equity investments	.5	-	-	.5
Cash equivalents	109.4	-	-	109.4
GMIB reinsurance contracts	-	-	8.3	8.3
Separate Accounts’ assets	1,712.3	14.5	-	1,726.8
Total Assets	$1,834.9	$1,549.5	$150.8	$3,535.2

At June 30, 2009, investments classified as Level 1 comprise approximately 52.0% of invested assets measured at fair value on a recurring basis and primarily include cash equivalents and Separate Accounts’ assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2009, investments classified as Level 2 comprise approximately 43.9% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2009, approximately $76.9 million AAA-rated mortgage- and asset- backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At June 30, 2009, investments classified as Level 3 comprise approximately 4.1% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2009 were approximately $21.1 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $90.1 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2009.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche for which limited trading continued.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At adoption of FSP 157-4 in second quarter 2009, and as described in Note 2 of Notes to Financial Statements, MLOA demonstrated ongoing insufficient frequency and volume of activity in these markets to provide reliable fair value measurements.  Consequently, at June 30, 2009, MLOA continued to apply this methodology to produce a more representative measure of the fair values of these CMBS holdings in the circumstances.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect deterioration in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively.  After giving consideration to collateral arrangements, MLOA reduced the fair value of its GMIB asset by $0.1 million at June 30, 2009 to recognize incremental counterparty non-performance risk.

The table below presents a reconciliation for all Level 3 assets for second quarter and the first half of 2009 and 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	US Treasury, Government And Agency	State and Political Sub- divisions	Commercial Mortgage- backed	Residen- tial Mortgage backed	Asset- backed

Discrete second quarter:
Balance, April 1, 2009	$42.1	$-	$-	$74.0	$-	$5.0
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	.1	-	-
Investment gains
(losses), net	-	-	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	-	-	-	.1	-	-
Other comprehensive
income	.1	-	-	11.0	-	-
Purchases/issuances and
sales/settlements, net	(.1)	-	-	-	-	-
Transfers into/out of
Level 3(2)	-	-	-	-	-	-
Balance, June 30, 2009	$42.1	$-	$-	$85.1	$-	$5.0

First six months of 2009:
Balance, January 1, 2009	$51.1	$-	$-	$86.5	$-	$5.0
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	.1	-	-
Investment gains
(losses), net	-	-	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	(.1)	-	-	.1	-	-
Other comprehensive
income	(1.7)	-	-	(1.5)	-	.1
Purchases/issuances and
sales/settlements, net	(7.2)	-	-	-	-	(.1)
Transfers into/out of
Level 3(2)	-	-	-	-	-	-
Balance, June 30, 2009	$42.1	$-	$-	$85.1	$-	$5.0

(2) Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Contracts	Separate Accounts Assets

Discrete second quarter:
Balance, April 1, 2009	$-	$-	$-	$7.6	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment gains
(losses), net	-	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(4.7)	-
Subtotal	-	-	-	(4.7)	-
Other comprehensive
income	-	-	-	-	-
Purchases/issuances and
Sales/settlements, net	-	-	-	.1	-
Transfers into/out of
Level 3(2)	-	-	-	-	-
Balance, June 30, 2009	$-	$-	$-	$3.0	$-

First six months of 2009:
Balance, January 1, 2009	$-	$-	$-	$8.3	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment gains
(losses), net	-	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(5.6)	-
Subtotal	-	-	-	(5.6)	-
Other comprehensive
income	-	-	-	-	-
Purchases/issuances and
sales/settlement, net	-	-	-	.3	-
Transfers into/out of
Level 3(2)	-	-	-	-	-
Balance, June 30, 2009	$-	$-	$-	$3.0	$-

(1)  Includes Trading securities' Level 3 amount.
(2)  Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Assets
	Fixed
	Maturities	Other	Other	Separate	GMIB
	Available	Equity	Invested	Accounts	Reinsurance
	For Sale	Investments(1)	Assets	Assets	Contracts

Discrete second quarter:
Balance, April 1, 2008	$130.4	$-	$-	$-	$(.1)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	-	-
Investment gains
(losses), net	-	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	(.8)
Subtotal	(.1)	-	-	-	(.8)
Other comprehensive
income	(5.3)	-	-	-	-
Purchases/issuance and
sales/settlements, net	(1.2)	-	-	-	.2
Transfers into/out of
Level 3(2)	16.5	-	-	-	-
Balance, June 30, 2008	$140.3	$-	$-	$-	$(.7)

First half of 2008:
Balance, Dec. 31, 2007	$167.0	$-	$-	$-	$(.1)
Impact of adopting SFAS
No. 157, included in
earnings	-	-	-	-	(1.4)
Balance, Jan. 1, 2008	167.0	-	-	-	(1.5)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.3)	-	-	-	-
Investment gains
(losses), net	(.2)	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	.3
Subtotal	(.5)	-	-	-	.3
Other comprehensive
income	(32.7)	-	-	-	-
Purchases/issuances and
sales/settlements, net	(9.8)	-	-	-	.5
Transfers into/out of
Level 3(2)	16.3	-	-	-	-
Balance, June 30, 2008	$140.3	$-	$-	$-	$(.7)

(1)  Includes Trading securities' Level 3 amount.
(2)  Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the discrete second quarter and first half of 2009 and 2008 by category for Level 3 assets still held at June 30, 2009 and 2008, respectively:

Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-
	Investment	(Losses),	Reinsurance	hensive
	Income	Net	Contracts	Income
(In Millions)
Level 3 Instruments
Second Quarter 2009
Still Held at June 30, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available for sale:
Corporate	$-	$-	$-	$.1
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	11.0
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-	-	-
Redeemable preferred stock
Subtotal	-	-	-	11.1
Equity securities,
available for sale	-	-	-	-
Other equity investments	-	-		-
Cash equivalents	-	-		-
GMIB reinsurance contracts	-	-	(4.6)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(4.6)	$11.1

	Earnings
	Net Investment Income	Investment Gains (Losses), Net	Change in Fair Value of Reinsurance Contracts	Other Compre- hensive Income
	(In Millions)

Level 3 Instruments
First Six Months of 2009
Still Held at June 30, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available for sale:
Corporate	$-	$-	$-	$(1.7)
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	-
Residential
mortgage-backed	-	-	-	(1.6)
Asset-backed	-	-	-	.1
Redeemable preferred stock	-	-	-	-
Subtotal	-	-	-	(3.2)
Equity securities,
available for sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(5.3)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(5.3)	$(3.2)

	Earnings
			Change in	Other
	Net	Investment	Fair Value of	Compre-
	Investment	Gains	Reinsurance	hensive
	Income	(Losses), Net	Contracts	Income
	(In Millions)
Level 3 Instruments:
Second Quarter 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities,
available for sale	$-	$-	$-	$(5.3)
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(.8)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(.8)	$(5.3)

First Six Months of 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities,
available for sale	$-	$-	$-	$(32.7)
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	.3	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$.3	$(32.7)

The carrying values and fair values at June 30, 2009 for financial instruments not otherwise disclosed in Notes 3 and 7 of Notes to Financial Statements are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	Carrying
	Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$153.5	$153.3
Policyholders liabilities:
Investment contracts	323.0	316.3
Note payable to affiliate	21.7	21.7

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral if lower.

Other limited partnership interests, including interests in investment companies, are accounted for under the equity method; their resulting carrying values are used as a proxy for fair value measurement.

The fair values for MLOA’s supplementary contracts not involving life contingencies (“SCNILC”), which are included in Policyholders’ account balances, are estimated using projected cash flows discounted at rates reflecting current market rates.

The fair values for single premium deferred annuities, included in Policyholders’ account balances, are estimated as the discounted value of projected cash flows.  Expected cash flows and projected account values are discounted back to the present at current market rates.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2009	$5.6	$3.0	$8.6
Paid guarantee benefits	(1.3)	-	(1.3)
Other changes in reserve	1.3	(1.0)	.3
Balance at June 30, 2009	$5.6	$2.0	$7.6

Balance at January 1, 2008	$1.2	$.5	$1.7
Paid guarantee benefits	(1.0)	-	(1.0)
Other changes in reserve	1.0	.1	1.1
Balance at June 30, 2008	$1.2	$.6	$1.8

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2009	2008
	(In Millions)

Balances, beginning of year	$2.8	$1.2
Paid guarantee benefits	(.4)	(.3)
Other changes in reserve	.2	.1
Balances, End of Period	$2.6	$1.0

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2009 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$137	$198	N/A	$27	$362
Separate Accounts	$396	$575	N/A	$92	$1,063
Net amount at risk, gross	$16	$225	N/A	$47	$288
Net amount at risk, net of
amounts reinsured	$16	$172	N/A	$5	$193
Average attained age of
contractholders	63.8	64.0	N/A	63.4	63.9
Percentage of contractholders
over age 70	20.7%	20.5%	N/A	16.6%	20.4%
Range of contractually
specified interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$92	N/A	$92
Net amount at risk, gross	N/A	N/A	$12	N/A	$12
Net amount at risk, net of
amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until
Annuitization	N/A	N/A	3.1	N/A	3.1
Range of contractually
specified interest rates	N/A	N/A	5.0%	N/A	5.0%

B)      Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option that are part of the General Account and variable investment options which invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$811	$843
Fixed income	166	187
Balanced	21	23
Other	65	76
Total	$1,063	$1,129

GMIB:
Equity	$70	$68
Fixed income	17	19
Balanced	-	-
Other	5	6
Total	$92	$93

C)      Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both June 30, 2009 and December 31, 2008, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

7)        RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $11.7 million, $26.0 million, $11.3 million and $25.0 million for the second quarter and first half of 2009 and of 2008, respectively.  At June 30, 2009 and December 31, 2008, MLOA reported a payable to AXA Equitable in connection with its service agreement of $8.8 million and $8.2 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in fourth quarter 2008, MLOA on a one-year term basis.  Premiums earned in second quarter and the first six months of 2009 under this arrangement were $0.3 million and $0.8 million, respectively.  Claims and expenses paid in the same respective periods of 2009 were $0.5 million and $0.9 million.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda.  MLOA reported $0.1 million, $0.2 million, $0.2 million and $0.3 million of ceded premiums for the second quarter and the first six months of 2009 and of 2008, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $0.5 million, $1.0 million, $0.5 million and $1.1 million for the second quarter and first half of 2009 and of 2008, respectively.  There were no intercompany payables related to these agreements at June 30, 2009 and December 31, 2008.

8)        SHARE-BASED COMPENSATION

For the second quarter and first half of 2009 and of 2008, MLOA recognized compensation cost of $0.5 million, $0.4 million, $0.6 million and $1.0 million, respectively, for share-based payment arrangements.

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

11)     COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Millions)

Net (loss) earnings	$(5.9)	$4.2	$10.1	$5.4

Change in unrealized losses, net of
reclassification adjustment	60.1	(19.9)	47.9	(40.8)
Other comprehensive income (loss)	60.1	(19.9)	47.9	(40.8)

Comprehensive Income (Loss)	$54.2	$(15.7)	$58.0	$(35.4)

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

INTRODUCTION

Since year-end 2008, the equity markets have been volatile with equity markets substantially down through the first quarter 2009 and then generally recovering during the second quarter 2009.  During this period, U.S. Treasury interest rate yields increased, especially on longer maturities.  For example, the 10 year U.S. Treasury yield increased by approximately 140 basis points from 2.25% at year-end 2008 to 3.56% at the end of the second quarter 2009.  Volatility for both equity markets and interest rates remained above their respective long-term averages, but considerably below the levels experienced in the fourth quarter 2008.  Market volatility, equity market performance and interest rate levels all impact MLOA’s business and results of operations.

For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Earnings before income taxes were $13.8 million for the first six months of 2009, an increase of $5.4 million from earnings of $8.4 million for the first half of 2008.  Net earnings were $10.1 million for the first six months of 2009, $4.7 million higher than the $5.4 million reported for the first half of 2008.  The 2008 net earnings included the $(0.6) million impact of the recalculation of fair value of the GMIB reinsurance contracts treated as derivatives upon the adoption of SFAS No. 157 on January 1, 2008 (net of the related impact of $0.4 million lower DAC amortization and $0.3 million tax benefit).

Revenues.  Total revenues for the first six months of 2009 decreased $28.5 million as compared to the first half of 2008.

Universal life and investment-type product policy fee income decreased $6.5 million for the first six months of 2009 to $63.2 million from $69.7 million for the first half of 2008 primarily due to fees earned on lower average Separate Account balances.

Net investment income decreased $2.1 million for the first six months of 2009 to $62.1 million from $64.2 million for the first half of 2008 principally due to lower investment income on mortgage loans and fixed maturities.

Investment losses, net increased $13.2 million for the first six months of 2009 to $13.8 million from $0.6 million due to higher writedowns on fixed maturities and higher losses on mortgage loans.

Benefits and Other Deductions.  Total benefits and other deductions for the first six months of 2009 decreased $33.8 million to $117.2 million from $151.1 million for the first half of 2008.

Policyholders’ benefits decreased $27.4 million for the first six months of 2009 to $38.3 million from $65.7 million for the first half of 2008 principally due to lower death benefits.

Interest credited to policyholders’ account balances increased $8.1 million for the first six months of 2009 to $40.5 million as higher realized losses were more than offset by higher unrealized gains associated with certain variable annuity contracts that have a guaranteed interest account with a market value adjustment.

Compensation and benefits increased $1.6 million to $14.6 million for the first six months of 2009 from $13.0 million for the first half of 2008, due to an increase in the allocation of benefit plan expenses to MLOA.

Commissions decreased $8.2 million for the first six months of 2009 to $15.2 million from $23.4 million in the first half of 2008 principally due to lower sales of life products.

Amortization of DAC and VOBA decreased $7.7 million for the first six months of 2009 to $6.8 million from $14.5 million for the first half of 2008, primarily due to a $14.3 million decrease from a change in estimate of future cost of reinsurance; offset by a $4.2 million increase due to deteriorization in persistency in the first half of 2009, including $3.0 million due to a COLI large case surrender; and a $1.7 million increase from a change in the future surrender rate assumption in response to recent experience.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products for the first six months of 2009 decreased by $24.8 million from the first half of 2008 to $136.4 million for the first six months of 2009.  The decrease resulted from a reduction in renewals of life insurance and annuity products of $11.1 million and $7.9 million, respectively, and a decrease in sales of new life insurance products of $5.8 million.

Surrenders and Withdrawals.  When totals for first six months of 2009 are compared to first half of 2008, surrenders and withdrawals decreased from $340.1 million to $241.5 million with a decrease of $96.5 million reported for individual annuities and a $2.1 million decrease for variable and interest-sensitive life products.  The annualized annuities surrender rate decreased  to 17.06% in the first six months of 2009 from 18.5% in the first half of 2008, while the variable and interest-sensitive life surrender rates increased  to 10.68% in the first six months of 2009 from 8.72% in the first half of 2008.  The increase is due to slightly higher BOLI/COLI surrenders in 2009 as compared to 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures are effective as of June 30, 2009.

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

Omitted pursuant to General Instruction H of Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction H of Form 10-Q.

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

Date:	August 11, 2009	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	August 11, 2009		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer