Form 10-Q
period 2009-09-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2009-11-09
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2009

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

As of November 9, 2009, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

PART I    FINANCIAL INFORMATION
Item 1:  Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$1,946.2	$1,690.2
Mortgage loans on real estate	151.6	176.2
Policy loans	123.6	122.4
Other invested assets	85.1	85.2
Total investments	2,306.5	2,074.0
Cash and cash equivalents	61.5	115.9
Amounts due from reinsurers	129.5	174.8
Deferred policy acquisition costs	168.3	151.7
Value of business acquired	147.4	222.4
Other assets	37.4	43.1
Separate Accounts’ assets	1,834.3	1,726.8

Total Assets	$4,684.9	$4,508.7

LIABILITIES
Policyholders’ account balances	$1,785.9	$1,822.1
Future policy benefits and other policyholders liabilities	357.1	397.3
Broker-Dealer related payable	5.0	-
Other liabilities	35.9	66.1
Note payable to affiliate	20.7	23.6
Income taxes payable	79.9	22.4
Separate Accounts’ liabilities	1,834.3	1,726.8
Total liabilities	4,118.8	4,058.3

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	511.2	510.8
Retained earnings	60.3	55.5
Accumulated other comprehensive loss	(7.9)	(118.4)
Total shareholder’s equity	566.1	450.4

Total Liabilities and Shareholder’s Equity	$4,684.9	$4,508.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Universal life and investment-type product
policy fee income	$34.7	$39.9	$97.9	$109.6
Premiums	8.9	10.7	30.0	31.2
Net investment income	29.9	30.6	92.0	94.8
Investment losses, net:
Total other-than-temporary impairment losses	(32.3)	(36.0)	(45.3)	(36.9)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized	(32.3)	(36.0)	(45.3)	(36.9)
Other investment gains (losses), net	.1	(.6)	(.7)	(.3)
Total investment (losses), net	(32.2)	(36.6)	(46.0)	(37.2)
Other income	3.9	2.5	7.6	8.8
(Decrease) increase in fair value of
reinsurance contracts	(.6)	1.5	(5.9)	.9
Total revenues	44.6	48.6	175.6	208.1

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	19.6	19.8	62.5	81.2
Interest credited to policyholders’ account balances	17.3	17.6	53.2	54.3
Compensation and benefits	7.1	7.4	21.7	20.4
Commissions	7.6	9.3	22.8	32.7
Interest expense	.3	.4	1.1	1.3
Amortization of deferred policy acquisition costs
and value of business acquired	14.5	30.4	21.3	44.9
Capitalization of deferred policy acquisition costs	(7.8)	(8.8)	(22.6)	(26.9)
Rent expense	1.3	1.2	3.2	3.5
Other operating costs and expenses	6.1	8.8	20.0	25.8
Total benefits and other deductions	66.0	86.1	183.2	237.2

Loss before income taxes	(21.4)	(37.5)	(7.6)	(29.1)
Income tax benefit	9.7	14.3	6.0	11.3

Net Loss	$(11.7)	$(23.2)	$(1.6)	$(17.8)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE (LOSS) INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	510.8	501.7
Changes in capital in excess of par value	.4	.7
Capital in excess of par value, end of period	511.2	502.4

Retained earnings, beginning of year	55.5	121.6
Net loss	(1.6)	(17.8)
Impact of implementing new accounting guidance, net of taxes	6.4	-
Retained earnings, end of period	60.3	103.8

Accumulated other comprehensive loss, beginning of year	(118.4)	(26.6)
Impact of implementing new accounting guidance, net of taxes	(6.4)	-
Other comprehensive earnings (loss)	116.9	(88.0)
Accumulated other comprehensive loss, end of period	(7.9)	(114.6)

Shareholder’s Equity, End of Period	$566.1	$494.1

COMPREHENSIVE INCOME (LOSS)
Net loss	$(1.6)	$(17.8)

Change in unrealized losses, net of reclassification adjustment	116.9	(88.0)
Other comprehensive income (loss)	116.9	(88.0)

Comprehensive Income (Loss)	$115.3	$(105.8)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

Net loss	$(1.6)	$(17.8)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Interest credited to policyholders’ account balances	53.2	54.3
Universal life and investment-type product policy fee income	(97.9)	(109.6)
Change in accrued investment income	(3.4)	(4.5)
Investment losses, net	46.0	37.2
Change in deferred policy acquisition costs and
value of business acquired	(1.3)	18.0
Change in future policy benefits	(4.4)	6.5
Change in other policyholders liabilities	(5.3)	(6.0)
Change in income tax payable	(5.6)	4.9
Provision for depreciation and amortization	4.5	5.0
Dividend from AllianceBernstein	2.6	3.9
Other, net	(13.1)	(13.9)

Net cash used in operating activities	(26.3)	(22.0)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	85.5	51.4
Sales of investments	59.7	185.4
Purchases of investments	(180.2)	(122.4)
Other, net	(2.9)	(5.6)

Net cash (used in) provided by investing activities	(37.9)	108.8

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	136.1	218.8
Withdrawals and transfers to Separate Accounts	(123.4)	(243.3)
Repayment of note to affiliate	(2.9)	(2.7)
Other, net	-	.7

Net cash provided by (used in) financing activities	9.8	(26.5)

Change in cash and cash equivalents	(54.4)	60.3
Cash and cash equivalents, beginning of year	115.9	52.5

Cash and Cash Equivalents, End of Period	$61.5	$112.8

Supplemental cash flow information:
Interest Paid	$1.1	$1.3
Schedule of non-cash financing activities:
Shared-based Programs	$.4	$.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
1)         BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2008.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Events and transactions subsequent to the balance sheet have been evaluated by management, for purpose of recognition or disclosure, in these financial statements through their date of issue on November 9, 2009.

The terms “third quarter 2009” and “third quarter 2008” refer to the three months ended September 30, 2009 and 2008, respectively.  The terms “first nine months of 2009” and “first nine months of 2008” refer to the nine months ended September 30, 2009 and 2008, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

On June 30, 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-01 to the FASB Accounting Standards CodificationTM (“ASC” or the “Codification”) establishing the Codification as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  SEC rules and interpretative releases continue to be sources of authoritative U.S. GAAP for SEC registrants.  Going forward, the FASB will issue ASUs instead of Statements, FSPs or EITF abstracts.  While not authoritative in their own right, ASUs will serve to update the Codification, provide background information about the guidance, and provide the rationale for the change(s) in the Codification.

The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  References to authoritative accounting guidance made in these financial statements reflect either the FASB Codification topic or sub-topic description, as appropriate.

Accounting Changes

Effective December 31, 2008, MLOA adopted the new guidance for Beneficial Interests in Securitized Financial Assets.  This guidance broadens the other-than-temporary impairment assessment for interests in securitized financial assets to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $120.3 million and $66.7 million, respectively at September 30, 2009 and $139.8 million and $90.0 million, respectively at December 31, 2008 are potentially impacted by this amendment.  Adoption of this guidance did not have an impact on MLOA’s results of operations or financial position.

Beginning first quarter 2009, MLOA began implementing new disclosure requirements which requires enhanced disclosures of an entity’s objectives and strategies for using derivatives, including tabular presentation of fair value amounts, gains and losses, and related hedged items, with appropriate cross-referencing to the financial statements.  This guidance was effective for interim and annual reporting periods beginning January 1, 2009.

Effective second quarter 2009, MLOA implemented the interim period transition disclosure requirements about the fair value of financial instruments, including the method(s) and significant assumptions used to estimate fair value.  This guidance requires presentation of comparative disclosures only for periods ending after initial adoption.  The disclosures required by this guidance are provided herein in Note 5 of the Notes to Financial Statements.

Beginning second quarter 2009, MLOA implemented the new guidance that modifies the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expands the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For Available-for-Sale (“AFS”) debt securities in an unrealized loss position, this guidance requires the total fair value loss to be recognized in earnings as an OTTI if management intends to sell the debt security or more likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

This guidance requires only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, a cumulative effect adjustment was calculated for all AFS debt securities held as of April 1, 2009 for which an OTTI previously was recognized and for which at April 1, 2009 there was no intention or likely requirement to sell the security before recovery of its amortized cost.  As a result, an increase to Retained earnings of $6.4 million was recorded as of April 1, 2009 with a corresponding decrease to Accumulated Other Comprehensive Income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, the amortized cost basis of the AFS debt securities comprising the reclassification amount was increased by $13.6 million at April 1, 2009, or the amount of the cumulative effect adjustment, pre-DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was not changed as a result of the implementation of this guidance.

(Loss) earnings before income taxes, and Net loss for the third quarter and the first nine months of 2009 reflect no increases, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the statements of earnings, and to present the OTTI recognized in AOCI on the face of the statements of shareholder’s equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 of Notes to Financial Statements has been expanded to include new and more frequent disclosures about OTTI for debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

Effective April 1, 2009, MLOA implemented the new guidance related to Fair Value Measurements and Disclosures.  This modification retains the “exit price” objective of fair value measurement and provides additional guidance for estimating fair value when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This guidance also references guidance on distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  As further described in Note 5 of Notes to Financial Statements, beginning in fourth quarter 2008, under previous guidance, MLOA concluded that markets for certain CMBS securities were inactive and, consequently, changed its methodology for measuring the fair value of these CMBS securities to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on MLOA’s results of operations or financial position.  New and expanded interim period disclosures required by this guidance with respect to fair value measurements are provided in Note 5 of Notes to Financial Statements.

Effective January 1, 2008, MLOA implemented new guidance which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price)

in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  MLOA’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the GMIB reinsurance contract treated as a derivative, resulting in an increase in net loss of $0.6 million, related to an increase in the fair value of the GMIB reinsurance contract liability of $1.4 million, offset by a decrease in related DAC amortization of $0.4 million and a decrease of $0.4 million to income taxes.  This increase in the GMIB reinsurance contract’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

New Accounting Pronouncements and Accounting Standards Update

New guidance for the fair value measurement of liabilities was issued in August 2009 providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
•	a valuation technique that uses:
o the quoted price of the identical liability when traded as an asset,
o quoted prices for similar liabilities or similar liabilities when traded as assets, or
•
another valuation technique that is consistent with the principles of Fair Value Measurements and Disclosures, such as an income approach (like a present value technique) or a market approach (like a technique based on the amount the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability at the measurement date.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance and, therefore, will be adopted by MLOA in its year end 2009 financial statements.  Management does not expect the implementation will have a material effect on MLOA’s financial statements.

On June 12, 2009, the FASB issued new guidance that eliminates the concept of qualifying special-purpose entities (“QSPEs”) and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, the new guidance modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure also is required about financial asset transfers and any continuing involvement of the transferor.  For calendar-year financial statements, such as those of MLOA, this new guidance is effective for interim and annual reporting periods beginning January 1, 2010.  Management does not expect the implementation will have a material effect on MLOA’s financial statements.

Also issued by the FASB on June 12, 2009 was new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year financial statements, such as those of MLOA, this new guidance is effective for interim and annual reporting periods beginning January 1, 2010.   Earlier application is prohibited.  Management is currently evaluating the impact this new guidance may have on MLOA.

3)        INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as available for sale; no equity securities were classified as available for sale at September 30, 2009 or at December 31, 2008.

Available for Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Millions)
September 30, 2009:
Fixed Maturities:
Corporate	$1,564.2	$75.3	$20.4	$1,619.1
U.S. Treasury, government
and agency	36.3	.3	.9	35.7
States and political subdivisions	9.3	.1	.1	9.3
Foreign governments	4.1	.1	-	4.2
Commercial mortgage-backed	123.8	-	53.6	70.2
Residential mortgage-backed (1)	89.6	2.4	-	92.0
Asset-backed (2)	10.0	.2	-	10.2
Redeemable preferred stock	126.9	-	21.4	105.5
Total at September 30, 2009	$1,964.2	$78.4	$96.4	$1,946.2

December 31, 2008
Fixed Maturities:
Corporate	$1,565.7	$10.7	$150.5	$1,425.9
U.S. Treasury, government
and agency	9.8	.5	-	10.3
States and political subdivisions	2.9	-	.4	2.5
Foreign governments	4.1	.5	-	4.6
Commercial mortgage-backed	149.7	-	48.9	100.8
Residential mortgage-backed (1)	55.7	3.5	-	59.2
Asset-backed (2)	10.0	-	2.0	8.0
Redeemable preferred stock	136.7	-	57.8	78.9
Total at December 31, 2008	$1,934.6	$15.2	$259.6	$1,690.2

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

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2009 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$37.1	$37.4
Due in years two through five	727.7	756.8
Due in years six through ten	721.2	745.9
Due after ten years	127.9	128.2
Subtotal	1,613.9	1,668.3
Commercial mortgage-backed securities	123.8	70.2
Residential mortgage-backed securities	89.6	92.0
Asset-backed securities	10.0	10.2
Total	$1,837.3	$1,840.7

For the first nine months of 2009 and 2008, proceeds received on sales of fixed maturities classified as available for sale amounted to $60.0 million and $35.2 million, respectively.  Gross gains of $4.3 million and $0.5 million and gross losses of $(2.8) million and $(0.6) million were realized on these sales for the first nine months of 2009 and 2008, respectively. Unrealized net investment losses related to fixed maturities classified as available for sale decreased by $226.4 million during the first nine months of 2009, resulting in a balance of $18.0 million.

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

As discussed in Note 2 of Notes to Financial Statements, if there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

During the first nine months of 2009, MLOA recognized total OTTI of $45.3 million on AFS securities, all related to fixed maturities.  Total OTTI of fixed maturities for the first nine months of 2009 was comprised of a $45.3 million credit losses and zero non-credit related declines in fair value below amortized cost.  MLOA does not intend to sell and does not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  For third quarter 2009, MLOA recognized total OTTI of $32.3 million on AFS fixed maturities, all of which was recorded in earnings as a credit loss.  The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA, at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at March 31, 2009	$-
Cumulative adjustment related to implementing new guidance on April 1, 2009	(19.1)
Previously recognized impairments on securities that matured, paid, prepaid or sold	-
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(13.0)
Additional impairments this period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at June 30, 2009	(32.1)
Previously recognized impairments on securities that matured, paid, prepaid or sold	2.1
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(32.3)
Additional impairments this period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at September 30, 2009	$(62.3)

(1)
Represents circumstances where MLOA determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains and losses on fixed maturities and equity securities classified as available for sale are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$1.8	$-
All other	(19.8)	(244.4)
Equity securities	-	-
Net Unrealized Gains (Losses)	$(18.0)	$(244.4)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(30.3)	$7.3	$-	$8.0	$(15.0)
Cumulative impact of implementing
new guidance on April 1, 2009	-	-	-	-	-
Net investment gains (losses)
arising during the period	32.1	-	-	-	32.1
Reclassification adjustment for
OTTI (losses) included in
Net (loss) earnings	-	-	-	-	-
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC/VOBA	-	(7.4)	-	-	(7.4)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(8.6)	(8.6)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	-	-	-
Balance, September 30, 2009	$1.8	$(.1)	$-	$(.6)	$1.1

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance on April 1, 2009	(11.9)	3.3	-	3.0	(5.6)
Net investment gains (losses)
arising during the period	13.7	-	-	-	13.7
Reclassification adjustment for
OTTI (losses) included in
Net (loss) earnings	-	-	-	-	-
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC/VOBA	-	(3.4)	-	-	(3.4)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(3.6)	(3.6)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	-	-	-
Balance, September 30, 2009	$1.8	$(.1)	$-	$(.6)	$1.1

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(112.8)	$27.2	$-	$29.9	$(55.7)
Cumulative impact of implementing
new guidance on April 1, 2009	-	-	-	-	-
Net investment gains (losses)
arising during the period	92.7	-	-	-	92.7
Reclassification adjustment for
gains (losses) included in
Net (loss) earnings	.3	-	-	-	.3
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC/VOBA	-	(20.9)	-	-	(20.9)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(25.2)	(25.2)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	-	-	-
Balance, September 30, 2009	$(19.8)	$6.3	$-	$4.7	$(8.8)

Balance, January 1, 2009	$(244.4)	$62.2	$-	$63.8	$(118.4)
Cumulative impact of implementing
new guidance on April 1, 2009	(1.7)	.5	-	.4	(.8)
Net investment gains (losses)
arising during the period	183.0	-	-	-	183.0
Reclassification adjustment for
gains (losses) included in
Net (loss) earnings	43.3	-	-	-	43.3
Reclassification adjustment for
OTTI (losses) excluded from
Net (loss) earnings (1)		-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC/VOBA		(56.4)	-	-	(56.4)
Impact of net unrealized investment
gains (losses) on deferred income
taxes		-	-	(59.5)	(59.5)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities		-	-	-	-
Balance, September 30, 2009	$(19.8)	$6.3	$-	$4.7	$(8.8)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 130 issues at September 30, 2009 and the 294 issues at December 31, 2008 of fixed maturities that had been in a continuous unrealized loss position for the specified periods at the dates indicated:

	September 30, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$91.9	$(5.6)	$192.8	$(14.8)	$284.7	$(20.4)
U.S. Treasury,
government and
agency	25.7	(.9)	-	-	25.7	(.9)
States and political
subdivisions	-	-	1.7	(.1)	1.7	(.1)
Foreign governments	2.1	-	-	-	2.1	-
Commercial mortgage-backed	40.4	(40.6)	25.6	(13.0)	66.0	(53.6)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	.7	-	-	-	.7	-
Redeemable
preferred stock	3.8	(3.1)	92.8	(18.3)	96.6	(21.4)

Total Temporarily
Impaired Securities	$164.6	$(50.2)	$312.9	$(46.2)	$477.5	$(96.4)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance on April 1, 2009.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$790.9	$(71.7)	$329.2	$(78.8)	$1,120.1	$(150.5)
U.S. Treasury,
government and
agency	-	-	-	-	-	-
States and political
subdivisions	2.5	(.4)	-	-	2.5	(.4)
Foreign governments	-	-	-	-	-	-
Commercial mortgage-
backed	14.3	(1.1)	86.5	(47.8)	100.8	(48.9)
Residential mortgage-
backed	-	-	-	-	-	-
Asset-backed	.6	(.1)	2.9	(1.9)	3.5	(2.0)
Redeemable
preferred stock	11.5	(7.2)	67.4	(50.6)	78.9	(57.8)

Total Temporarily
Impaired Securities	$819.8	$(80.5)	$486.0	$(179.1)	$1,305.8	$(259.6)

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .84% of total investments.  The largest exposure to a single issuer of corporate securities held at September 30, 2009 and December 31, 2008 was $39.8 million and $39.8 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At September 30, 2009 and December 31, 2008, respectively, approximately $190.2 million and $87.7 million, or 9.7% and 4.5%, of the $1,964.2 million and $1,934.6 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $50.6 million and $19.0 million at September 30, 2009 and December 31, 2008, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At September 30, 2009, MLOA owned $4.8 million in RMBS backed by subprime residential mortgage loans and no RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2009, MLOA had $10.3 million of fixed maturities which were non-income producing for the twelve months preceding that date.

For the third quarter and first nine months of 2009 and of 2008, investment income is shown net of investment expenses of $1.2 million, $3.5 million, $1.6 million and $4.6 million, respectively.

Mortgage Loans

At September 30, 2009 and December 31, 2008, respectively, investment valuation allowances on mortgage loans totaled $2.4 million and zero.

At both September 30, 2009 and December 31, 2008, there were no impaired mortgage loans without investment valuation allowances.  During the first nine months of 2009 and 2008, respectively, MLOA’s average recorded investment in impaired mortgage loans was $5.4 million and $0.3 million.  Interest income recognized on impaired mortgage loans for the first nine months of 2009 and 2008, respectively, was $0.2 million and zero.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At September 30, 2009 and December 31, 2008, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $8.3 million and zero.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Nine Months Ended
	September 30,
	2009	2008
	(In Millions)

Balances, beginning of year	$81.7	$49.3
Equity in net earnings	3.4	3.5
Dividends received	(2.6)	(3.9)
Balances, End of Period	$82.5	$48.9

4)       VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset as of September 30, 2009 and December 31, 2008:

		Less:
	Gross	Accumulated
	Carrying	Amortization
	Amount	and Other (1)	Net
VOBA

September 30, 2009	$416.5	$(269.1)	$147.4

December 31, 2008	$416.5	$(194.1)	$222.4

(1)	Includes reactivity to unrealized investment gains (losses) and the impact of the December 31, 2005 MODCO recapture.

For the third quarter and first nine months of 2009 and of 2008, total amortization expense related to VOBA was $7.8 million, $15.2 million, $19.3 million and $26.6 million, respectively.  VOBA amortization is estimated to range between $41.6 million and $21.1 million annually through 2013.

5)       FAIR VALUE DISCLOSURES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  U.S. GAAP also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

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

Fair Value Measurements at September 30, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale
Corporate	$-	$1,574.5	$44.5	$1,619.0
U.S. Treasury, government and
agency	-	35.7	-	35.7
States and political subdivisions	-	4.3	5.0	9.3
Foreign governments	-	4.3	-	4.3
Commercial mortgage-backed	-	-	70.2	70.2
Residential mortgage- backed(1)	-	92.0	-	92.0
Asset-backed(2)	-	5.0	5.2	10.2
Redeemable preferred stock	16.5	80.1	8.9	105.5
Subtotal	16.5	1,795.9	133.8	1,946.2
Other equity investments	.6	-	-	.6
Cash equivalents	56.5	-	-	56.5
GMIB reinsurance contracts	-	-	2.5	2.5
Separate Accounts’ assets	1,819.6	14.7	-	1,834.3
Total Assets	$1,893.2	$1,810.6	$136.3	$3,840.1

(1)    Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$12.7	$1,535.0	$142.5	$1,690.2
Other equity investments	.5	-	-	.5
Cash equivalents	109.4	-	-	109.4
GMIB reinsurance contracts	-	-	8.3	8.3
Separate Accounts’ assets	1,712.3	14.5	-	1,726.8
Total Assets	$1,834.9	$1,549.5	$150.8	$3,535.2

At September 30, 2009, investments classified as Level 1 comprise approximately 49.3% of invested assets measured at fair value on a recurring basis and primarily include cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2009, investments classified as Level 2 comprise approximately 47.4% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for purpose of measuring the fair value of mortgage- and asset-backed securities.  At September 30, 2009, approximately $56.0 million AAA-rated mortgage- and asset- backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At September 30, 2009, investments classified as Level 3 comprise approximately 3.3% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2009 were approximately $27.6 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $75.3 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2009.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche for which limited trading continued.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.   At September 30, 2009, MLOA continued to apply this methodology to measure the fair values of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities during third quarter.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively.  After giving consideration to collateral arrangements, MLOA had no need to adjust the fair value of its GMIB asset at September 30, 2009 to recognize incremental counterparty non-performance risk.

The table below presents a reconciliation for all Level 3 assets for third quarter and the first nine months of 2009 and 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

			State and		Residen-
		US Treasury,	Political	Commercial	tial
		Government	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	And Agency	divisions	backed	backed	backed
Discrete third quarter:
Balance, July 1, 2009	$42.1	$-	$-	$85.1	$-	$5.0
Total gains (losses),
realized and unrealized,
Included in:
Earnings as:
Net investment income	-	-	-	.1	-	-
Investment gains
(losses), net	-	-	-	(10.7)	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	-	-	-	(10.6)	-	-
Other comprehensive
income	2.6	-	-	(4.3)	-	.2
Purchases/issuances	-	-	5.0	-	-	-
Sales/settlements, net	(.2)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-	-
Balance, Sept. 30, 2009	$44.5	$-	$5.0	$70.2	$-	$5.2

First nine months of 2009:
Balance, January 1, 2009	$51.1	$-	$-	$86.5	$-	$5.0
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	.2	-	-
Investment gains
(losses), net	-	-	-	(10.7)	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	(.1)	-	-	(10.5)	-	-
Other comprehensive
income	1.0	-	-	(5.8)	-	.2
Purchases/issuances	-	-	5.0	-	-	-
Sales/settlements, net	(7.5)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-	-
Balance, Sept. 30, 2009	$44.5	$-	$5.0	$70.2	$-	$5.2

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate
	Preferred	Equity	Invested	Reinsurance	Accounts
	Stock	Investments(1)	Assets	Contracts	Assets
Discrete third quarter:
Balance, July 1, 2009	$-	$-	$-	$3.0	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment gains
(losses), net	(21.6)	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(.7)	-
Subtotal	(21.6)	-	-	(.7)	-
Other comprehensive
income	24.5	-	-	-	-
Purchases/issuances	-	-	-	.2	-
Sales/settlements	-	-	-	-	-
Transfers into/out of
Level 3 (2)	6.0	-	-	-	-
Balance, Sept. 30, 2009	$8.9	$-	$-	$2.5	$-

First nine months of 2009:
Balance, January 1, 2009	$-	$-	$-	$8.3	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment gains
(losses), net	(21.6)	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(6.3)	-
Subtotal	(21.6)	-	-	(6.3)	-
Other comprehensive
income	19.1	-	-	-	-
Purchases/issuances	-	-	-	.5	-
Sales/settlements	-	-	-	-	-
Transfers into/out of
Level 3 (2)	11.4	-	-	-	-
Balance, Sept. 30, 2009	$8.9	$-	$-	$2.5	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Assets
	Fixed
	Maturities	Other	Other	Separate	GMIB
	Available	Equity	Invested	Accounts	Reinsurance
	For Sale	Investments(1)	Assets	Assets	Contracts

Discrete third quarter:
Balance, July 1, 2008	$140.3	$-	$-	$-	$(.7)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	-
Investment gains
(losses), net	(4.7)	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	1.4
Subtotal	(4.8)	-	-	-	1.4
Other comprehensive
income	(17.4)	-	-	-	-
Purchases/issuances and
sales/settlements	(4.9)	-	-	-	.2
Transfers into/out of
Level 3 (2)	12.8	-	-	-	-
Balance, Sept. 30, 2008	$126.0	$-	$-	$-	$.9

First nine months of 2008:
Balance, Dec. 31, 2007	$167.0	$-	$-	$-	$(.1)
Impact of adopting new
guidance on Jan 1 in
earnings	-	-	-	-	(1.4)
Balance, Jan. 1, 2008	167.0	-	-	-	(1.5)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.4)	-	-	-	-
Investment gains
(losses), net	(5.0)	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	1.7
Subtotal	(5.4)	-	-	-	1.7
Other comprehensive
income	(50.5)	-	-	-	-
Purchases/issuances and
sales/settlements	(14.7)	-	-	-	.7
Transfers into/out of
Level 3 (2)	29.6	-	-	-	-
Balance, Sept. 30, 2008	$126.0	$-	$-	$-	$.9

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the discrete third quarter and first nine months of 2009 and 2008 by category for Level 3 assets still held at September 30, 2009 and 2008, respectively:

	Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-
	Investment	(Losses),	Reinsurance	hensive
	Income	Net	Contracts	Income
	(In Millions)
Level 3 Instruments
Discrete Third Quarter 2009
Still Held at September 30, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available for sale:
Corporate	$-	$-	$-	$2.6
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	(4.2)
Residential
mortgage-backed	-	-	-	-
Asset-backed				.2
Redeemable preferred stock	-	-	-	24.5
Subtotal	-	-	-	23.1
Equity securities,
available for sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(.5)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(.5)	$23.1

	Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-
	Investment	(Losses),	Reinsurance	hensive
	Income	Net	Contracts	Income
	(In Millions)
Level 3 Instruments
First Nine Months of 2009
Still Held at September 30, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available for sale:
Corporate	$-	$-	$-	$1.0
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	(5.8)
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-		.3
Redeemable preferred stock	-	-	-	19.1
Subtotal	-	-	-	14.6
Equity securities,
available for sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(5.8)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(5.8)	$14.6

	Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-
	Investment	(Losses),	Reinsurance	hensive
	Income	Net	Contracts	Income
	(In Millions)
Level 3 Instruments:
Discrete Third Quarter 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains
or losses
Fixed maturities,
available for sale	$-	$-	$-	$(17.4)
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	1.4	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$1.4	$(17.4)

First Nine Months of 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains
or losses
Fixed maturities,
available for sale	$-	$-	$-	$(50.7)
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	1.7	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$1.7	$(50.7)

The carrying values and fair values at September 30, 2009 for financial instruments not otherwise disclosed in Note 3 of Notes to Financial Statements are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	Carrying
	Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$151.6	$150.5
Policyholders liabilities:
Investment contracts	322.2	319.7
Note payable to affiliate	20.7	23.6

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

The fair values for single premium deferred annuities, included in Policyholders’ account balances, are estimated as the discounted value of projected cash flows.  Expected cash flows are discounted back to the present at current market rates.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2009	$5.6	$3.0	$8.6
Paid guarantee benefits	(1.7)	-	(1.7)
Other changes in reserve	1.1	(.4)	.7
Balance at September 30, 2009	$5.0	$2.6	$7.6

Balance at January 1, 2008	$1.2	$.5	$1.7
Paid guarantee benefits	(1.4)	-	(1.4)
Other changes in reserve	3.2	.1	3.3
Balance at September 30, 2008	$3.0	$.6	$3.6

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2009	2008
	(In Millions)
Balances, beginning of year	$2.8	$1.2
Paid guarantee benefits	(.4)	(.5)
Other changes in reserve	-	1.1
Balances, End of Period	$2.4	$1.8

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2009 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$137	$196	N/A	$28	$361
Separate Accounts	$434	$613	N/A	$100	$1,147
Net amount at risk, gross	$9	$158	N/A	$36	$203
Net amount at risk, net of
amounts reinsured	$9	$115	N/A	$2	$126
Average attained age of
contractholders	63.8	64.0	N/A	63.5	63.9
Percentage of contractholders
over age 70	21.1%	20.7%	N/A	17.2%	20.7%
Range of contractually
specified interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$28	N/A	$28
Separate Accounts	N/A	N/A	$100	N/A	$100
Net amount at risk, gross	N/A	N/A	$5	N/A	$5
Net amount at risk, net of
amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until
annuitization	N/A	N/A	3.0%	N/A	3.0%
Range of contractually
specified interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$918	$843
Fixed income	141	187
Balanced	22	23
Other	66	76
Total	$1,147	$1,129

GMIB:
Equity	$76	$68
Fixed income	17	19
Balanced	-	-
Other	7	6
Total	$100	$93

C)                Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both September 30, 2009 and December 31, 2008, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in Future policy benefits and other policyholders liabilities.

7)        RELATED PARTY TRANSACTIONS

Under its respective service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $11.9 million, $38.0 million, $14.6 million and $39.7 million for the third quarter and first nine months of 2009 and of 2008, respectively.  At September 30, 2009 and December 31, 2008, MLOA reported a payable to AXA Equitable in connection with its service agreement of $10.1 million and $8.2 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in fourth quarter 2008, MLOA on a one-year term basis.  Premiums earned in third quarter and the first nine months of 2009 under this arrangement were $(0.2) million and $0.6 million, respectively.  Claims and expenses paid in the same respective periods of 2009 were $(0.3) million and $1.1 million.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda.  MLOA reported $0.1 million, $0.3 million, zero and $0.3 million of ceded premiums for the third quarter and the first nine months of 2009 and of 2008, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $0.5 million, $1.5 million, $0.6 million and $1.7 million for the third quarter and first nine months of 2009 and of 2008, respectively.  There were no intercompany payables related to these agreements at September 30, 2009 and December 31, 2008.

8)        SHARE-BASED COMPENSATION

For the third quarter and first nine months of 2009 and of 2008, MLOA recognized compensation cost of $0.3 million, $0.4 million, $0.3 million and $1.3 million, respectively, for share-based payment arrangements.

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

11)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Millions)

Net (loss) earnings	$(11.7)	$(23.2)	$(1.6)	$(17.8)

Change in unrealized losses, net of
reclassification adjustment	69.0	(47.2)	116.9	(88.0)

Other comprehensive income (loss)	69.0	(47.2)	116.9	(88.0)

Comprehensive Income (Loss)	$57.3	$(70.4)	$115.3	$(105.8)

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

INTRODUCTION

During the third quarter 2009, equity markets continued to improve from the lows experienced during first quarter 2009. At the end of third quarter 2009, U.S. Treasury interest rate yields, especially on longer maturities, remained above year-end 2008 interest rate yields.  Volatility for both equity markets and interest rates continued to subside during third quarter 2009, and were considerably below the high levels experienced during the fourth quarter 2008.  Market volatility, equity market performance and interest rate levels all impact MLOA’s business and results of operations.

For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Loss before income taxes was $7.6 million for the first nine months of 2009, an increase of $21.5 million from the loss of $29.1 million for the first nine months of 2008.  Net loss was $1.6 million for the first nine months of 2009, $16.2 million lower than the $17.8 million loss reported for the first nine months of 2008.  The 2008 net loss included the $(0.6) million impact of the recalculation of fair value of the GMIB reinsurance contracts treated as derivatives upon the adoption of new accounting guidance on January 1, 2008 (net of the related impact of $0.4 million lower DAC amortization and $0.3 million tax benefit).

Revenues.  Total revenues for the first nine months of 2009 decreased $32.5 million as compared to the first nine months of 2008.

Universal life and investment-type product policy fee income decreased $11.7 million for the first nine months of 2009 to $97.9 million from $109.6 million for the first nine months of 2008 primarily due to fees earned on lower average Separate Account balances.

Net investment income decreased $2.8 million for the first nine months of 2009 to $92.0 million from $94.8 million for the first nine months of 2008 principally due to lower investment income on fixed maturities and mortgage loans.

Investment losses, net increased $8.8 million for the first nine months of 2009 to $46.0 million from $37.2 million for the comparable 2008 period.  The 2009 writedowns were related to MLOA’s fixed maturities portfolio including certain CMBS securities ($10.7 million).  The 2008 writedowns included Washington Mutual, Inc and Lehman Brothers Holdings, Inc ($23.3 million and $8.0 million, respectively).

The decrease in fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, was $5.9 million in the first nine months of 2009, a decline of $6.8 million when compared to the $0.9 million increase in fair value in the first nine months of 2008, primarily due to market fluctuations.

Benefits and Other Deductions.  Total benefits and other deductions for the first nine months of 2009 decreased $54.0 million to $183.2 million from $237.2 million for the first nine months of 2008.

Policyholders’ benefits decreased $18.7 million for the first nine months of 2009 to $62.5 million from $81.1 million for the first nine months of 2008 principally due to $16.7 million lower death benefits and a $1.9 decrease in the GMDB/GMIB reserve.

Commissions decreased $9.9 million for the first nine months of 2009 to $22.8 million from $32.7 million in the first nine months of 2008 principally due to lower sales of life products.

Amortization of DAC and VOBA decreased $23.6 million for the first nine months of 2009 to $21.3 million from $44.9 million for the first nine months of 2008, primarily due to: a $16.7 million decrease from a change in the estimate of premium funding and withdrawal assumptions; a $14.3 million decrease from a change in estimate of future cost of reinsurance; and a $1.5 million decrease in GMDB reserves.  These declines were partially offset by: a $4.8 million increase related to the deterioration in persistency in the first nine months of 2009, including $3.0 million due to a COLI large case surrender; and a $4.7 million increase from a change in the future surrender rate assumption, in response to recent experience.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products for the first nine months of 2009 decreased by $30.5 million to $204.0 million as compared to the first nine months of 2008.  The decrease resulted from lower renewals of life insurance and annuity products of $16.9 million and $6.6 million, respectively, and a decrease in sales of new life insurance products of $6.9 million.

Surrenders and Withdrawals.  When totals for first nine months of 2009 are compared to first nine months of 2008, surrenders and withdrawals decreased from $478.4 million to $320.2 million with a decrease of $146.5 million reported for individual annuities and an $11.8 million decrease for variable and interest-sensitive life products.  The annualized annuities surrender rate decreased to 15.6% in the first nine months of 2009 from 19.0% in the first nine months of 2008, while the variable and interest-sensitive life surrender rate increased to 9.1% in the first nine months of 2009 from 8.1% in the first nine months of 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures are effective as of September 30, 2009.

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

Date:	November 9, 2009	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	November 9, 2009		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer