Form 10-K
period 2009-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2010-03-10
CIK 835357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2009.

As of March 10, 2010, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	1-1
	Overview	1-1
	Products	1-1
	Competition	1-3
	Regulation	1-3
	Employees	1-5
	Parent Company	1-5
	Other Information	1-5
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	Submission of Matters to a Vote of Security Holders*	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data*	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (“Management Narrative”)	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants On Accounting and
	Financial Disclosure	9-1
Item 9A(T).	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance*	10-1
Item 11.	Executive Compensation*	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters*	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	13-1
Item 14.	Principal Accountant Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures	S-1
Index to Exhibits	E-1

*Omitted pursuant to General Instruction I to Form 10-K

i

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  MONY Life Insurance Company of America assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” and elsewhere in this report.

ii

Part I, Item 1.

BUSINESS1

OVERVIEW

MONY Life Insurance Company of America (“MLOA”) is an Arizona stock life insurance company and a wholly owned subsidiary of MONY Life Insurance Company (“MONY Life”).  MLOA’s primary business is to provide life insurance and annuity products to both individuals and businesses.  MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico.  As of December 31, 2009, MLOA had approximately 209,480 insurance policies and annuity contracts in force.

MONY Life is an indirect wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”) and AXA Financial is a wholly owned subsidiary of AXA S.A (“AXA”), a French holding company for an international group of insurance and related financial services companies.  AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and files annual reports on Form 20-F.  In January 2010, AXA announced that it intends to voluntarily delist its American Depositary Shares from the New York Stock Exchange and deregister with the U.S. Securities and Exchange Commission.  For additional information regarding AXA, see “Parent Company”.

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

In connection with the integration of the MONY Companies with AXA Financial, management evaluated the products sold by MLOA as part of an overall review of insurance products offered by AXA Equitable and AXA Financial’s other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group.  This evaluation resulted in the discontinuation by MLOA in 2005 of new sales of life insurance and annuity products, except for certain variable and fixed annuities in limited markets and interest-sensitive whole life insurance.  In 2009, MLOA launched a new variable life product that has been approved for sale in most states.  Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which MLOA will offer other products in the future.

Variable life and variable annuity contractholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts.  The investment options available to MLOA’s variable life and variable annuity contractholders are comprised of the proprietary fund families of EQ Advisors Trust, AXA Premier VIP Trust and various non-proprietary fund families.  MLOA’s variable life insurance contracts had 89 investment options and MLOA’s variable annuity contracts had 52 investment options as of December 31, 2009.  Depending on the investment options available under the specific contract, variable contractholders may allocate their funds among a wide variety of these investment options.

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

1-1

Distribution

MLOA’s annuity and life insurance products are distributed through financial professionals associated with AXA Advisors, LLC (“AXA Advisors”), an affiliated broker-dealer, and AXA Network, LLC (“AXA Network”), an affiliated insurance agency.  As of December 31, 2009, AXA Advisors and AXA Network had approximately 5,480 financial professionals.

MLOA also distributes its products on a wholesale basis through AXA Distributors, LLC (“AXA Distributors”), AXA Financial Group’s wholesale distribution company, to third-party broker-dealers and insurance brokerage general agencies.

Reinsurance

MLOA reinsures most of its variable life, interest-sensitive life and term life insurance policies on an excess of retention basis.  In 2009, MLOA generally retained up to a maximum of $4 million of risk on single-life policies and up to a maximum of $6 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $20 million of risk on single-life policies and up to a maximum of $25 million on second-to-die policies.  For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is typically sought.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by MLOA in exchange for an agreed-upon premium.  MLOA is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.47% of the total policy life reserves of MLOA.

MLOA also continues to reinsure a portion of its exposure on variable annuity products that provide guaranteed minimum income benefit (“GMIB”) features and/or guaranteed minimum death benefit (“GMDB”) features.  At December 31, 2009, MLOA had fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 40.3% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2009.  A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations.  MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

MLOA does not assume reinsurance from any non-affiliated insurance company.  For additional information about reinsurance strategies implemented by MLOA and affiliate reinsurance assumed by MLOA, see Notes 7 and 8 of Notes to Financial Statements.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2009:

MONY Life Insurance Company of America
General Account Investment Assets
Net Amortized Cost (1)
(Dollars in Millions)

	Amount	% of Total

Fixed maturities	$1,986.2	86.1%
Mortgages	149.1	6.5
Other equity investments	2.7	0.0
Policy loans	124.6	5.4
Cash and short-term investments (2)	44.8	2.0
Total	$2,307.4	100.0%

(1)
Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgages.

(2)	Comprised of “Cash and cash equivalent” caption and/or short-term investments included in other invested assets.

1-2

As part of MLOA’s investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance.  This internal review process culminates with a quarterly review of assets by the Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired and, therefore, are written down to their fair value and whether specific investments should be put on an interest non-accrual basis.

COMPETITION

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products that have been provided by MLOA.  Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  In addition, the trend toward consolidation has been significantly accelerating as a result of the recent economic turmoil.  For additional information regarding competition, see “Risk Factors”.

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

As noted above, ratings are an important factor in establishing the competitive position of insurance companies.  As of March 10, 2010, the financial strength or claims-paying rating of MLOA was “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with negative outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with negative outlook) and “AA-” from Fitch Investors Service, L.P. (4th highest of 21 ratings; with negative outlook).

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

Holding Company and Shareholder Dividend Regulation.  Several states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance.  In 2009, MLOA did not make any shareholder dividend payments.

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

1-3

Potential Regulatory Initiatives Related to Financial Markets.  As discussed above, MLOA’s business is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies.  In light of the recent financial crisis, various legislative proposals have been introduced that would increase the regulation of financial firms of all types and/or overhaul the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for federal regulation of the insurance industry by means of an optional or mandatory Federal charter or license.  Some legislative proposals currently being considered could, if enacted, give one or more Federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systematically important.  This authority could include the ability to impose prudential regulation and/or market conduct regulation. The nature and extent of any changes to the regulatory structure and/or laws or regulations to which the insurance business may in the future be subject cannot be predicted, nor can management predict the effect of any such changes on, among other things, the way business is conducted, products are offered or capital is managed.

Federal Tax Initiatives. Although the Federal government generally does not directly regulate the insurance business currently, many Federal tax laws affect the business in a variety of ways.  There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may significantly affect MLOA including, among others, the following.

Estate and Related Taxes.  Under Federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping taxes.  Such taxes are repealed for 2010, but are scheduled to return to their 2001 levels thereafter.   Legislative proposals range from retroactively eliminating the one-year repeal, continuing taxes at, above or below the 2009 exemption amounts and rates to making permanent the 2010 one-year repeal.  Although a continuation of the repeal beyond 2010 seems unlikely, elimination of the estate tax would likely have an adverse impact on life insurance sales since a significant portion of life insurance sales are made in conjunction with estate planning.  Conversely, a continuation or an increase of the estate tax should benefit sales and persistency.

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

Other Proposals.  Recent proposals put forth by the Obama administration include a potentially adverse change to the tax benefits of corporate owned life insurance which could curtail new sales, a plan to reduce barriers to the annuitization of amounts held in certain qualified  plans which could benefit annuity sales, and extending the favorable annuitization tax rules to partial annuitizations of non-qualified deferred annuity contracts which could help sales but result in earlier payout elections. The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle income taxpayers.  For example, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements.  Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales and, possibly, funding and persistency of existing cash value life insurance and deferred annuity products.

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract.  Such portfolios would not be taxed-deferred but would be eligible to pass capital gain or loss and dividend treatment to the holders.  Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

The current rapidly changing economic environment may increase the likelihood of substantial changes to Federal tax law.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to MLOA’s business or what the effect of any such legislation might be.

1-4

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

PARENT COMPANY

AXA, the ultimate parent company of MLOA, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business.  AXA is one of the world’s largest insurance groups, operating primarily in  Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and Latin America.  AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and banking.

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

1-5

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This “Risk Factors” section provides a summary of some of the significant risks that could affect (and in some cases, in 2008 and 2009, did affect) our business, results of operations or financial condition.. In the summary that follows, management has attempted to identify the potential consequences that could result from the realization of the risks described.  In this section, the terms “we,” “us” and “our” refer to MONY Life Insurance Company of America.

During or following a period of financial market disruption or prolonged economic downturn, our business could be materially and adversely affected.

In 2008 and 2009, worldwide financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity.  While economic conditions have recently improved, that trend may not continue.  Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak.

If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations or financial condition and/or liquidity.  Many of the risk factors that follow identify risks that result from, or are exacerbated by, a prolonged economic slowdown of financial disruption.  Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption.

Equity market declines and volatility may adversely affect our business, results of operations and financial condition.

Declines or volatility in equity markets, such as those experienced in 2008 and the first half of 2009, have negatively impacted and may continue to negatively impact the investment returns we and our customers earn in those markets as well as our business, results of operations and financial condition.  For example, equity market declines and/or volatility may, among other things, decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account and asset values and, for annuity contracts that provide enhanced guarantee features, increases the amount of our potential obligations related to such enhanced guarantee features.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements;
  may adversely impact the levels of surrenders and withdrawals of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;
  negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our statutory capital;
  may reduce demand for variable products relative to fixed products;
  could lead to changes in estimates underlying our calculations of deferred acquisition costs (“DAC”) that, in turn, could accelerate our DAC and value of business acquired (“VOBA”) amortization and reduce our current earnings;
  may result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings.

1A-1

Interest rate fluctuations may adversely affect our business, results of operations and financial condition.

Our margin or “spread” on interest-sensitive annuity and life insurance contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts.  This spread is a significant part of our earnings.

If interest rates fall and/or remain at low levels, our portfolio earnings will decline over time.  Our ability to pass through the affects of such a decline to contract owners is limited by the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts and other competitive factors.  Currently, we are at or near the minimum interest rate that we guarantee on many of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts could continue to deteriorate and possibly become negative which could have a material adverse effect on our profitability.  Furthermore, such a fall in interest rates could result in additional increases to reserve requirements for those contracts and increase the cost of providing benefits on variable annuities with living and death benefits and on other guaranteed products.  These consequences could, in turn, impact both our earnings and, particularly if current conditions persist or worsen, our financial condition.

If we were to experience a rapid and sustained rise in interest rates, we would face the risk of deteriorating spreads and high surrenders of our interest-sensitive annuity and life insurance contracts.  In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits.  Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts.  Also, a high level of surrenders associated with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

Our reinsurance programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

In the normal course of business, we seek to reduce some of the risks to which our business is subject through our reinsurance programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.  We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products sold prior to February 2005 with regard to a portion of the enhanced guarantee features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our results of operations and financial condition.  See “Business – Reinsurance” and Note 7 of Notes to Financial Statements for additional information regarding our reinsurance arrangements.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for MLOA are prescribed by the applicable state insurance regulators and the National Association of Insurance Commissioners (“NAIC”).  State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.   In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain.  Our financial strength and credit ratings are significantly influenced by our statutory surplus amount and our RBC ratio.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  There can be no assurance that MLOA will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.

1A-2

Some of our investments are relatively  illiquid.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests.  These asset classes represented 28% of the carrying value of our total cash and invested assets as of December 31, 2009.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

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

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, future equity performance, claims experience, contractholder elections and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves, which could adversely impact our earnings and/or capital.

Losses due to defaults, errors or omissions by third parties, including outsourcing relationships, could materially adversely impact our business, results of operations and financial condition.

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations.  These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.  Many economists and other forecasters are continuing to predict an increase in defaults on obligations of many types due to the effects of the current economic and market environments.

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

1A-3

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

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates may result in a change in DAC and VOBA amortization, which could negatively impact our earnings.

A downgrade in our financial strength and claims-paying ratings could adversely affect our business, results of operations and financial condition.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  In 2009, as a result of the deterioration in the credit and equity markets, certain rating agencies lowered their outlook on the life insurance sector to negative from stable and downgraded a number of insurance companies.  A downgrade in MLOA’s ratings could adversely affect our business and results of operations by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of our ratings.

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

1A-4

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

In light of the recent financial crisis, various legislative proposals have been introduced that would increase the regulation of financial firms of all types and/or overhaul the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance business by means of an optional or mandatory Federal charter or license.  Some legislative proposals currently being considered could, if enacted, give one or more federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systemically important.  This authority could include the ability to impose prudential regulation and/or market conduct regulation. The nature and extent of any changes to the regulatory structure and/or laws or regulations to which we may in the future be subject to cannot be predicted, nor can we predict the effect of any such changes on, among other things, the way we conduct our business, offer our products or manage capital.  To the extent that the amount of state and Federal regulation and/or regulatory activism continues to increase, our costs of compliance will continue to increase.  Such increases in our compliance obligations could materially increase our costs and make our products more difficult to sell and adversely affect our earnings or otherwise materially adversely affect our business.  For additional information, see “Business – Regulation”.

Our sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products issued by our company.

Changes in U.S. tax laws and regulations may adversely affect sales of our products and  our profitability.

Currently, special U.S. tax law provisions apply to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  For additional information, see “Business – Regulation – Federal Tax Initiatives”.

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

The trend toward consolidation in the financial services industry has been significantly accelerating as a result of the recent financial crisis with substantial consolidation particularly between and among banks and other financial services companies.  The effect of this consolidation may be the creation of firms with even stronger competitive positions than previously existed which may adversely impact our business particularly if the surviving entity is a distributor of ours and, as a result of the consolidation, either elects not to continue to do business with us or requires more favorable terms than we had previously been offering to its predecessor.  For additional information on Competition, see “Business – Competition”.

1A-5

Changes in accounting standards could have a material adverse effect on our results of operations and/or financial condition.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial condition.  For information about recent accounting pronouncements, see Note 2 of Notes to Financial Statements.

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

Our business could be adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:
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
  The occurrence of a pandemic disease could have a material adverse effect on our liquidity and operating results due to increased mortality and, in certain cases, morbidity rates.
  The occurance of any pandemic disease, natural disaster, terrorist attacks or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.
  Another terrorist attack in the United States could have long-term economic impacts, that may have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.
Our risk management policies and procedures may not be adequate, which may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

Our policies and procedures to identify, monitor and manage risks may not be adequate or fully effective.  Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models.  As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths or terrorism.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

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

1A-6

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

1A-7

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2.

PROPERTIES

MLOA does not lease or own space for its operations.  Facilities are provided to MLOA for the conduct of its business pursuant to service agreements with affiliated companies.  For additional information, see Note 8 of Notes to Financial Statements included elsewhere herein.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 13 of Notes to Financial Statements for the year ended December 31, 2009 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA’s outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities.  MLOA did not pay any shareholder dividends in 2009 or 2008.  Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.

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

INTRODUCTION

MLOA’s business and results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In 2008 and 2009, worldwide financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn.  While economic conditions generally have shown some signs of improvement, there can be no assurance that this trend will continue or even if it does, that some measures or sectors of the economy (such as employment levels and the residential and/or commercial real estate markets) will not continue to be weak.  Through partially ameliorated in 2009, some of the more significant effects on MLOA’s results of operations, cash flows and/or liquidity include, but are not limited to, the following:
  significant declines in Separate Accounts balances have reduced the fee income earned on such accounts.
  the demand for MLOA’s products has been and may continue to be adversely affected.
For more information on how MLOA’s business and results of operations have been and will likely continue to be adversely affected by the economic environment, see further descriptions in this Management Narrative and elsewhere herein (e.g., “Business,” “Risk Factors” and the Notes to Financial Statements.)

RESULTS OF OPERATIONS

Earnings before income taxes was $5.3 million in 2009, an increase of $65.7 million as compared to $60.3 million in net loss reported in 2008.  Net gain was $4.9 million in 2009, an increase of $71.0 million in net income from the $66.1 million of net loss reported in 2008.

Revenues.  Total revenues decreased $58.9 million to $239.1 million in 2009 as compared to $298.0 million reported in 2008.

Variable life and investment-type policy fee income decreased $17.9 million to $129.5 million in 2009 as compared to the $147.4 million reported in 2008.  The decrease was primarily due to fees earned on lower average Separate Account balances.

Net investment income decreased $4.6 million in 2009 to $121.7 million from $126.3 million in 2008 principally due to lower investment income on lower outstanding balances of fixed maturities ($107.1 million in 2009 as compared to $111.1 million in 2008), mortgage loans ($11.4 million in 2009 as compared to $13.1 million in 2008) and short-term investments ($6.3 million in 2009 as compared to $2.1 million in 2008).

Investment losses, net increased $16.7 million to $(55.5) million in 2009 as compared to $(38.8) million in 2008.  The higher losses principally resulted from $52.5 million of writedowns on fixed maturities in 2009 (including $25.2 million, $14.3 million and $13.0 million of writedowns related to Northern Rock, CMBS securities and CIT Group, respectively) as compared to $36.9 million in 2008 (including $23.3 million and $8.6 million related to Washington Mutual, Inc and Lehman Bros Holdings, Inc, respectively).

Other income decreased $14.6 million in 2009 to $3.9 million as compared to $18.5 million in 2008 primarily due to a decrease of $15.3 million in the change in the fair value of GMIB reinsurance contract offset by slightly higher equity income in AllianceBernstein earnings.

7-1

Benefits and Other Deductions.  Total benefits and other deductions decreased $120.9 million to $237.4 million in 2009 as compared to $358.3 million reported in 2008.

Policyholders’ benefits decreased $35.6 million to $84.0 million in 2009 as compared to $119.6 million in 2008 primarily due to a decrease in death claims ($78.6 million in 2009 as compared to $107.9 million in 2008) and a decrease in the GMIB/GMDB reserves ($0.8 million in 2009 as compared to $6.9 million in 2008).

Commissions decreased $12.2 million to $30.8 million in 2009 as compared to $43.0 million in 2008 principally due to lower sales of the IL Legacy.

Amortization of DAC and VOBA decreased $64.6 million to $23.4 million in 2009 as compared to $88.0 million reported in 2008.  The decrease in the DAC and VOBA amortization was principally due to the absence of $25.9 million in amortization related to the reset of Separate Account growth rates to the long term reversion to the mean assumption in 2008, a $23.1 million decrease from change in the estimate of mortality, premium funding and withdrawal assumptions, a $14.3 million decrease due to the absence of a change in estimate of future cost of reinsurance in 2008, $4.4 million lower realized capital gains amortization, a $1.8 million decrease resulting from an  annuity withdrawal rate update and a $1.5 million decrease in GMBD reserves, partially offset by a $4.7 million increase due to worse persistency than expected in 2009; and a $2.4 million increase due to a change in the future surrender rate assumption in response to recent experience.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $1.2 million net decrease in DAC amortization and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $1.2 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

Capitalization of deferred policy acquisition costs decreased $7.7 million to $28.9 million in 2009 as compared to $36.6 million in 2008 primarily due to $9.8 million lower first year commissions offset by a $2.0 million increase in deferrable operating expenses.

Other operating costs and expenses decreased $9.6 million to $25.8 million in 2009 as compared to $35.4 million reported in 2008 principally due to lower general insurance expenses.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products decreased $32.3 million to $278.4 million in 2009 as compared to $310.8 million reported in 2008.  The decrease was attributable to lower renewals of life insurance and annuity products of $20.1 million and $4.2 million, respectively, and a decrease of $8.0 million in sales of new life insurance products.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $200.1 million to $431.8 million in 2009 as compared to $631.9 million in 2008 with an $172.9 million decrease reported for individual annuities and a $27.2 million decrease for variable and interest-sensitive life products.  The annuities surrender rate decreased to 16.2% in 2009 from 20.1% in 2008, while the variable and interest-sensitive life surrender rates increased from 8.79% in 2008 to 9.3% in 2009.  The surrenders of bank owned life insurance/corporate owned life insurance variable and interest-sensitive life products totaled $76.0 million in 2009 as compared to $97.3 million in 2008.  The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

LIQUIDITY AND CAPITAL RESOURCES

MLOA’s principal sources of cash flows are premiums and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities and other General Account Investment Assets and capital contributions from MONY Life.

7-2

MLOA’s liquidity requirements principally relate to the payment of benefits under its various life insurance and annuity products, cash payments in connection with policy surrenders, withdrawals and loans and payment of its operating expenses, including debt service on its note payable to an affiliate.

Sources of Liquidity.  MLOA’s primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2009, this asset pool included an aggregate of $58.1 million in highly liquid short-term investments, as compared to $109.4 million at December 31, 2008.  In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA’s liquidity needs.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy MLOA’s liquidity needs.

MLOA is subject to the regulatory capital requirements of Arizona, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. As of December 31, 2009, the total adjusted capital of MLOA was in excess of Arizona’s regulatory capital requirements.  Management monitors capital requirements on an ongoing basis and believes that MLOA has (or has the ability to meet) the necessary capital resources to support its business.  For additional information, see “Item 1A – Risk Factors”.

Management continues to evaluate the products sold by MLOA as part of an ongoing review of products offered by AXA Equitable and AXA Financial’s other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group.  Given the impact or effects of the recent economic disruption, MLOA may offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings as conditions in the marketplace and capital markets develop.

SUPPLEMENTARY INFORMATION

At December 31, 2009, MLOA had a $19.7 million, 6.75% note payable outstanding with MONY Benefits Management Corp. (“MBMC”), an affiliate, which matures on March 5, 2014.  Principal and interest are payable quarterly to MBMC.

A schedule of future payments under certain of MLOA’s contractual obligations follows:

Contractual Obligations – December 31, 2009
(In Millions)

		Payments Due by Period
		Less than			Over
	Total	1 year	1-3 years	4-5 years	5 years

Contractual obligations:
Policyholders liabilities - policyholders’
account balances, future policy benefits
and other policyholders liabilities (1)	$3,397.2	$237.4	$444.8	$311.5	$2,403.5
Note payable to affiliate	19.7	4.2	9.1	6.4	-

Total Contractual Obligations	$3,416.9	$241.6	$453.9	$317.9	$2,403.5

(1)
Policyholders liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts.  These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the MLOA experience and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA.  These amounts are undiscounted and, therefore, exceed the Policyholders’ account balances and Future policy benefits and other policyholder liabilities included in the balance sheet included elsewhere herein.  They do not reflect projected recoveries from reinsurance agreements.  Due to the use of assumptions, actual cash flows will differ from these estimates (see “Critical Accounting Estimates - Future Policy Benefits”).  Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

7-3

Unrecognized tax benefits of $17.0 million were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

Interest on the note payable to affiliate will be approximately $1.2 million, $0.9 million, $0.6 million, $0.3 million and zero in 2010, 2011, 2012, 2013 and 2014, respectively.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2009 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages.  Information on these contingent commitments can be found in Notes 5, 8 and 15 of Notes to Financial Statements.

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

7-4

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

Share-based and Other Compensation Programs – Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 9 of Notes to Financial Statements).  Prior to the adoption of the new guidance on January 1, 2006, for equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date.  Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares.  In connection with the adoption of the new guidance, AXA Financial Group began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period.  Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

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

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating MLOA’s tax positions including evaluating uncertainties under the new guidance for Accounting for Uncertainty in Income Taxes.  Under the new guidance, MLOA determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

MLOA’s assets with interest rate risk include fixed maturities and mortgage loans that make up 94.3% of the carrying value of General Account Investment Assets at December 31, 2009.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2009 and 2008 would have on the fair value of fixed maturities and mortgage loans:

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	+100 Basis	Fair	+100 Basis
	Value	Point Change	Value	Point Change
	(In Millions)

Fixed maturities	$1,962.0	$1,871.5	$1,690.2	$1,609.8
Mortgage loans on real estate	151.5	147.1	176.9	170.2
Total	$2,113.5	$2,018.6	$1,867.1	$1,780.0

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

At years end 2009 and 2008, respectively, the aggregate carrying value of policyholders’ liabilities were $2,134.0 million and $2,219.4 million, approximately $1,988.9 million and $2,018.7 million of which liabilities are reactive to interest rate fluctuations.  The aggregate fair values of such contracts at years end 2009 and 2008 were $2,134.6 million and $2,195.2 million, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts to $2,188.4 million and $2,248.8 million, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

Asset/liability management is integrated into many aspects of MLOA’s operations, including investment decisions, product development and determination of crediting rates.  As part of the risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows.  Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.  On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to MLOA from interest rate movements of 100 basis points from year-end 2009 levels.

7A-1

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

MONY LIFE INSURANCE COMPANY OF AMERICA

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	F-35

Financial Statement Schedules:
Schedule I - Summary of Investments – Other Than Investments in Related Parties, December 31, 2009	F-36
Schedule IV - Reinsurance, Years Ended December 31, 2009, 2008 and 2007	F-37

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
MONY Life Insurance Company of America

In our opinion, the accompanying balance sheets and the related statements of earnings (loss), of shareholder’s equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”) at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Financial Statements, the Company changed its methods of accounting for recognition and presentation of other-than-temporary impairment losses on April 1, 2009, fair value measurement on January 1, 2008 and for uncertainty in income taxes on January 1, 2007.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2010

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$1,962.0	$1,690.2
Mortgage loans on real estate	149.1	176.2
Policy loans	124.6	122.4
Other invested assets	81.4	85.2
Total investments	2,317.1	2,074.0
Cash and cash equivalents	56.9	115.9
Amounts due from reinsurers	135.8	174.8
Deferred policy acquisition costs	173.8	151.7
Value of business acquired	147.5	222.4
Other assets	29.6	43.1
Separate Accounts’ assets	1,832.2	1,726.8

Total Assets	$4,692.9	$4,508.7

LIABILITIES
Policyholders’ account balances	$1,773.9	$1,822.1
Future policy benefits and other policyholders liabilities	360.1	397.3
Other liabilities	37.0	66.1
Note payable to affiliate	19.7	23.6
Income taxes payable	99.9	22.4
Separate Accounts’ liabilities	1,832.2	1,726.8
Total liabilities	4,122.8	4,058.3

Commitments and contingent liabilities (Notes 2, 5, 8, 9, and 13)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	511.8	510.8
Retained earnings	66.8	55.5
Accumulated other comprehensive loss	(11.0)	(118.4)
Total shareholder’s equity	570.1	450.4

Total Liabilities and Shareholder’s Equity	$4,692.9	$4,508.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

REVENUES

Variable life and investment-type product policy fee income	$129.5	$147.4	$160.7
Premiums	39.5	44.6	45.8
Net investment income	121.7	126.3	137.3
Investment losses, net:
Total other-than-temporary impairment losses	(52.7)	(38.4)	(19.8)
Portion of loss recognized in other comprehensive income	.2	-	-
Net impairment losses recognized	(52.5)	(38.4)	(19.8)
Other investment losses, net	(3.0)	(.4)	(2.2)
Total investment losses, net	(55.5)	(38.8)	(22.0)
Other income	10.8	10.1	16.1
(Decrease) increase in fair value of reinsurance contracts	(6.9)	8.4	-
Total revenues	239.1	298.0	337.9

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	84.0	119.6	100.1
Interest credited to policyholders’ account balances	70.8	73.4	79.5
Compensation and benefits	26.2	29.1	21.4
Commissions	30.8	43.0	44.9
Interest expense	1.5	1.7	2.0
Amortization of deferred policy acquisition costs and value of business acquired	23.4	88.0	74.2
Capitalization of deferred policy acquisition costs	(28.9)	(36.6)	(36.4)
Rent expense	3.8	4.7	3.6
Other operating costs and expenses	25.8	35.4	33.8
Total benefits and other deductions	237.4	358.3	323.1

Earnings (Loss) before income taxes	1.7	(60.3)	14.8
Income taxes benefit (expense)	3.2	(5.8)	(1.1)

Net Earnings (Loss)	$4.9	$(66.1)	$13.7

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning and end of year	$2.5	$2.5	$2.5

Capital in excess of par value, beginning of year	510.8	501.7	498.5
Changes in capital in excess of par value	1.0	9.1	3.2
Capital in excess of par value, end of year	511.8	510.8	501.7

Retained earnings, beginning of year	55.5	121.6	107.9
Net earnings (loss)	4.9	(66.1)	13.7
Impact of implementing new accounting guidance, net of taxes	6.4	-	-
Retained earnings, end of year	66.8	55.5	121.6

Accumulated other comprehensive loss, beginning of year	(118.4)	(26.5)	(11.1)
Impact of implementing new accounting guidance, net of taxes	(6.4)	-	-
Other comprehensive income (loss)	113.8	(91.9)	(15.4)
Accumulated other comprehensive loss, end of year	(11.0)	(118.4)	(26.5)

Total Shareholder’s Equity, End of Year	$570.1	$450.4	$599.3

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$4.9	$(66.1)	$13.7

Change in unrealized gains (losses), net of reclassification adjustment	113.8	(91.9)	(15.4)
Other comprehensive income (loss)	113.8	(91.9)	(15.4)

Comprehensive Income (Loss)	$118.7	$(158.0)	$(1.7)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

Net earnings (loss)	$4.9	$(66.1)	$13.7
Adjustments to reconcile net earnings (loss) to net cash (used in)
provided by operating activities:
Interest credited to policyholders’ account balances	70.8	73.4	79.5
Variable life and investment-type product policy fee income	(129.5)	(147.4)	(160.7)
Change in accrued investment income	.7	1.0	2.1
Investment losses, net	55.5	38.8	22.9
Change in deferred policy acquisition costs and value of business acquired	(5.5)	51.4	37.8
Change in fair value of guaranteed minimum income benefit reinsurance contract	6.9	(8.4)	-
Change in future policy benefits	(4.8)	12.6	15.9
Change in other policyholders liabilities	(4.3)	34.7	(8.0)
Change in income tax payable	16.0	19.9	(3.7)
Provision for depreciation and amortization	5.7	6.7	7.7
Dividend from AllianceBernstein	4.5	4.7	6.4
Other, net	(21.4)	8.0	7.4

Net cash (used in) provided by operating activities	(.5)	29.3	21.0

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	106.4	190.1	261.1
Sales of investments	93.4	30.7	69.0
Purchases of investments	(265.8)	(128.4)	(260.4)
Other, net	(4.8)	(4.5)	(14.8)

Net cash (used in) provided by investing activities	(70.8)	87.9	54.9

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	176.0	287.0	334.0
Withdrawals and transfers to Separate Accounts	(159.8)	(337.2)	(416.0)
Repayments of note to affiliate	(3.9)	(3.6)	(3.4)
Other, net	-	-	3.2

Net cash provided by (used in) financing activities	12.3	(53.8)	(82.2)

Change in cash and cash equivalents	(59.0)	63.4	(6.3)
Cash and cash equivalents, beginning of year	115.9	52.5	58.8

Cash and Cash Equivalents, End of Year	$56.9	$115.9	$52.5

Supplemental cash flow information:
Interest Paid	$1.5	$1.7	$2.0
Schedule of non-cash financing activities:
Shared-based Programs	$1.0	$.7	$3.1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS

1)       ORGANIZATION

MONY Life Insurance Company of America (“MLOA”) is an Arizona stock life insurance company.  MLOA’s primary business is providing life insurance and annuity products to both individuals and businesses.  MLOA is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”).  MONY Life is a wholly owned subsidiary of AXA Equitable Financial Services, LLC, which is a downstream holding company of AXA Financial, Inc. (“AXA Financial” and together with its consolidated subsidiaries “AXA Financial Group”).  AXA Financial is a wholly owned subsidiary of AXA, a French parent company for an international group of insurance and related financial services companies.

2)       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.

The years “2009”, “2008” and “2007” refer to the years ended December 31, 2009, 2008 and 2007, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform to the current presentation.

Accounting Changes

Beginning second quarter 2009, MLOA implemented the new guidance that modified the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For Available for Sale (“AFS”) debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities then held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $6.4 million as of that date with a corresponding decrease to accumulated other comprehensive income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $13.6 million, that is the amount of the cumulative effect adjustment, pre-DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was not changed as a result of the implementation of this guidance.

(Loss) earnings from continuing operations, net of income taxes, and Net (loss) earnings attributable to MLOA for 2009 reflected increases of $0.2 million from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the statements of earnings, and to present the OTTI recognized in AOCI on the face of the statements of shareholder’s equity and comprehensive income for all periods subsequent to adoption of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, MLOA implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, MLOA concluded under previous guidance that markets for certain Commercial Mortgage-backed Securities (“CMBS”) were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on MLOA’s results of operations or financial position.  At December 31, 2009 and 2008, the fair value of MLOA’s CMBS portfolio was $63.6 million and $100.8 million.

Effective January 1, 2008, MLOA implemented new guidance which established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  MLOA’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefits (“GMIB”) reinsurance contract treated as a derivative, resulting in an increase in net loss of $0.6 million, related to an increase in the fair value of the GMIB reinsurance contract liability of $1.4 million, offset by a decrease in related DAC amortization of $0.4 million and a decrease of $0.4 million to deferred income taxes.  This increase in the GMIB reinsurance contract’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

Effective January 1, 2008, new guidance permitted entities to elect to measure existing eligible financial assets and liabilities at fair value under the “fair value option.”  The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Management elected not to adopt the fair value option.

On February 12, 2008, the FASB deferred the effective date of the fair value framework for one year for all non-financial assets and non-financial liabilities, including goodwill and other intangible assets, except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral delayed the application of this guidance to MLOA’s annual impairment testing of other intangible assets until December 31, 2009.  The adoption of this guidance did not have a significant impact on the methodologies, assumptions or inputs used to measure fair value for these impairment assessments.

Effective December 31, 2008, MLOA adopted the new guidance for beneficial interests in securitized financial interests.  The guidance conformed the other-than-temporary impairment assessment for interests in securitized financial assets to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $125.7 million and $69.0 million, respectively, at December 31, 2009 and $139.8 million and $90.0 million, respectively, at December 31, 2008 were impacted by this amendment.  Adoption of this new guidance did not have an impact on MLOA’s results of operations or financial position.

On January 1, 2007, MLOA adopted new guidance for accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts. This guidance requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related deferred policy acquisition costs ("DAC") and other related balances must be written off. The adoption of this guidance did not have a material impact on MLOA's results of operations or financial position.

New Accounting Pronouncements

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

Also issued by the FASB on June 12, 2009 was new guidance that modifies the approach and increases the frequency for assessing whether a variable interest entity (“VIE”) must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year financial statements, such as those of MLOA, this new guidance is effective for interim and annual reporting periods beginning January 1, 2010.  Earlier application is prohibited.  Management is currently evaluating the impact this new guidance may have on MLOA.

Investments

The carrying values of fixed maturities classified as available for sale are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment (losses) gains, net.  The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

As further described in Note 5, MLOA determines the fair value of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.  These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities.  More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment.

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

Mortgage loans on real estate are reported at their unpaid principal balances, net of unamortized discounts and valuation allowances.  Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent.  However, if foreclosure is or becomes probable, the collateral value measurement method is used.

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

Real estate held for the production of income, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances.  At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at fair value.  Impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net.

Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.

Policy loans are stated at unpaid principal balances.

Partnerships and joint venture interests in which MLOA has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under accounting guidance for the consolidation of VIEs are consolidated; those in which MLOA does not have control and a majority economic interest and those that do not meet the guidance requirements for consolidation are reported on the equity basis of accounting and are reported in Other assets.  Certain partnerships report their results on a one quarter lag basis.

Equity securities include common stock classified as available for sale securities are carried at fair value and are included in Other invested assets.

Units in AllianceBernstein L.P. (“AllianceBernstein”), a subsidiary of AXA Financial, are carried on the equity method and reported in Other invested assets.

Short-term investments are reported at amortized cost that approximates fair value and are included in Other invested assets.

Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.  Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value.

All securities owned, including United States government and agency securities and mortgage-backed securities, are reported in the financial statements on a trade date basis.

Net Investment Income, Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment gains (losses), net.

Unrealized investment gains (losses) on fixed maturities and equity securities available for sale held by MLOA are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes and amounts attributable to DAC and VOBA related to variable life and investment-type products.

Fair Value of Other Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The accounting guidance established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

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

At December 31, 2009, investments classified as Level 1 comprise approximately 49.1% of invested assets measured at fair value on a recurring basis and primarily include cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2009, investments classified as Level 2 comprise approximately 48.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At December 31, 2009, approximately $50.3 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At December 31, 2009, investments classified as Level 3 comprise approximately 2.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at December 31, 2009 were approximately $32.5 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $69.1 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2009.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche for which limited trading continued.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third-party service.  At December 31, 2009, MLOA continued to apply this methodology to produce a more representative measure of the fair values of these CMBS holdings in the circumstances.

Level 3 also includes the GMIB reinsurance asset that is accounted for as a derivative contract.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect deterioration in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively.  After giving consideration to collateral arrangements, MLOA made no adjustment to reduce the fair value of its GMIB asset at December 31, 2009 to recognize incremental counterparty non-performance risk.

MLOA defines fair value as the quoted market prices for those instruments that are actively traded in financial markets.  In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques.  The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties.  Such adjustments do not reflect any premium or discount that could result from offering for sale at one time MLOA’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.  In many cases, the fair values cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

The fair values for MLOA’s supplementary contracts not involving life contingencies (“SCNILC”) and certain annuities, which are included in policyholders’ account balances, are estimated using projected cash flows discounted at rates reflecting current offering rates.

The fair values for single premium deferred annuities, included in policyholders’ account balances, are estimated as the discounted value of projected cash flows.  Expected cash flows are discounted back to the present at the current market rates.

The fair value for the note payable to affiliate are determined using contractual cash flows discounted at market interest rates.

Recognition of Insurance Income and Related Expenses

Premiums from variable life and investment-type contracts are reported as deposits to policyholders’ account balances.  Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

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

DAC and VOBA

DAC. Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred.  DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

VOBA. VOBA, which arose from MLOA’s 2004 acquisition by AXA Financial, was established in accordance with the purchase accounting guidance for business combinations.  VOBA is the actuarially determined present value of estimated future gross profits from insurance contracts in force at the date of the acquisition.  VOBA is amortized over the expected life of the contracts (approximately 10-30 years) according to the type of contract using the methods described below as applicable.  VOBA is subject to loss recognition testing at the end of each accounting period.

Amortization Policy. For variable life and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2009, the average gross short-term and long-term annual return estimate is 9.0% (7.2% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (13.0% net of product weighted average Separate Account fees) and 0% (1.8% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2009, current projections of future average gross market returns assume a 0% annualized return for the next five quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after eight quarters.

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

MLOA issues certain variable annuity products with a guaranteed minimum death benefit (“GMDB”) feature.  MLOA also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

Separate Accounts

Generally, Separate Accounts established under Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of MLOA.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which MLOA does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the balance sheets.  Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.

The investment results of Separate Accounts, including unrealized (losses) gains on which MLOA does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the statements of operations.  For the years ended December 31, 2009, 2008 and 2007, investment results of such Separate Accounts were $393.9 million, $(835.3) million and $272.1 million, respectively.

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
Real estate held-for-sale is stated at depreciated cost less valuation allowances.  Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or current fair value, net of disposition costs.  Depreciation is discontinued on real estate held-for-sale.

Real estate held-for-sale is included in the Other assets line in the balance sheets.  The results of operations for real estate held-for-sale in each of the three years in the period ended December 31, 2009 were not significant.

3)       INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides additional information relating to fixed maturities classified as available for sale; no equity securities were classified as available for sale at December 31, 2009 or 2008.

Available for Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
			(In Millions)
December 31, 2009:
Fixed Maturities:
Corporate	$1,588.9	$72.6	$18.9	$1,642.6	$-
U.S. Treasury, government and agency	71.5	1.1	2.2	70.4	-
States and political subdivisions	19.4	-	1.3	18.1	-
Foreign governments	4.1	.1	.1	4.1	-
Commercial mortgage-backed	120.2	-	56.7	63.5	.2
Residential mortgage-backed (1)	49.0	1.2	-	50.2	-
Asset-backed (2)	9.7	.6	.1	10.2	-
Redeemable preferred stock	123.4	-	20.5	102.9	-
Total at December 31, 2009	$1,986.2	$75.6	$99.8	$1,962.0	$.2

December 31, 2008
Fixed Maturities:
Corporate	$1,565.7	$10.7	$150.5	$1,425.9
U.S. Treasury, government and agency	47.8	3.3	-	51.1
States and political subdivisions	2.9	-	.4	2.5
Foreign governments	4.1	.5	-	4.6
Commercial mortgage-backed	149.7	-	48.9	100.8
Residential mortgage-backed (1)	17.9	.7	-	18.6
Asset-backed (2)	9.8	-	2.0	7.8
Redeemable preferred stock	136.7	-	57.8	78.9
Total at December 31, 2008	$1,934.6	$15.2	$259.6	$1,690.2

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings as a result of the adoption of new guidance on April 1, 2009

The contractual maturities of AFS fixed maturities at December 31, 2009 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$46.7	$47.2
Due in years two through five	699.5	731.4
Due in years six through ten	772.8	793.2
Due after ten years	164.9	163.4
Subtotal	1,683.9	1,735.2
Commercial mortgage-backed bonds	120.2	63.5
Residential mortgage-backed bonds	49.0	50.2
Asset-backed bonds	9.7	10.2
Total	$1,862.8	$1,859.1

During 2009, MLOA recognized OTTI of $52.7 million on AFS fixed maturities, comprised of $52.5 million credit losses recognized in earnings and $0.2 million non-credit related losses recognized in OCI. At December 31, 2009, no additional OTTI was recognized in earnings related to AFS fixed maturities as MLOA did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at March 31, 2009	$-
Cumulative adjustment related to implementing new guidance on April 1, 2009	(19.1)
Previously recognized impairments on securities that matured, paid, prepaid or sold	18.0
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(52.5)
Additional impairments this period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at December 31, 2009	$(53.6)

(1)
Represents circumstances where MLOA determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as available-for-sale are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	December 31,	December 31,
	2009	2008
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(.4)	$-
All other	(23.8)	(244.4)
Equity securities	-	-
Net Unrealized Losses	$(24.2)	$(244.4)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
(In Millions)

Balance, January 1, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing new guidance on April 1, 2009	-	-	-	-	-
Net investment gains (losses) arising during the year	(.1)	-	-	-	(.1)
Reclassification adjustment for OTTI losses:
Included in Net (loss) earnings	-	-	-	-	-
Excluded from Net (loss) earnings (1)	(.2)	-	-	-	(.2)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	.1	-	-	.1
Deferred income taxes	-	-	-	-	-
Policyholders liabilities	-	-	-	-	-
Balance, December 31, 2009	$(.3)	$.1	$-	$-	$(.2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$(244.4)	$62.2	$-	$63.8	$(118.4)
Cumulative impact of implementing new guidance on April 1, 2009	(13.6)	3.8	-	3.4	(6.4)
Net investment gains (losses) arising during the year	220.6	-	-	-	220.6
Reclassification adjustment for OTTI (losses):
Included in Net (loss) earnings	13.4	-	-	-	13.4
Excluded from Net (loss) earnings (1)	.2	-	-	-	.2
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(58.5)	-	-	(58.5)
Deferred income taxes	-	-	-	(61.4)	(61.4)
Policyholders liabilities	-	-	-	-	-
Balance, December 31, 2009	$(23.8)	$7.5	$-	$5.8	$(10.5)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 145 issues at December 31, 2009 and the 294 issues at December 31, 2008 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$159.5	$(4.4)	$176.7	$(14.5)	$336.2	$(18.9)
U.S. Treasury,
government and agency	39.4	(2.2)	-	-	39.4	(2.2)
States and political subdivisions	15.3	(1.2)	1.7	(.1)	17.0	(1.3)
Foreign governments	1.9	(.1)	-	-	1.9	(.1)
Commercial mortgage-backed	2.8	(1.4)	60.7	(55.3)	63.5	(56.7)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	5.4	(.1)	-	-	5.4	(.1)
Redeemable preferred stock
	.1	-	97.4	(20.5)	97.5	(20.5)

	$224.4	$(9.4)	$336.5	$(90.4)	$560.9	$(99.8)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance on April 1, 2009.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$790.9	$(71.7)	$329.2	$(78.8)	$1,120.1	$(150.5)
U.S. Treasury, government and agency	-	-	-	-	-	-
States and political subdivisions	2.5	(.4)	-	-	2.5	(.4)
Foreign governments	-	-	-	-	-	-
Commercial mortgage-backed	14.3	(1.1)	86.5	(47.8)	100.8	(48.9)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	.6	(.1)	2.9	(1.9)	3.5	(2.0)
Redeemable preferred stock	11.5	(7.2)	67.5	(50.6)	79.0	(57.8)

	$819.8	$(80.5)	$486.1	$(179.1)	$1,305.9	$(259.6)

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA.  MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.72% of total investments.  The largest exposure to a single issuer of corporate securities held at December 31, 2009 and 2008 was $39.9 million and $39.8 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2009 and 2008, respectively, approximately $179.0 million and $87.7 million, or 9.0% and 4.5%, of the $1,986.2 million and $1,934.6 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $56.2 million and $19.0 million at December 31, 2009 and 2008, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes Residential Mortgage Backed Securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At December 31, 2009, MLOA owned $4.8 million in RMBS backed by subprime residential mortgage loans, and zero in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2009, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $7.8 million.

For 2009, 2008 and 2007, respectively, net investment income is shown net of investment expenses of $4.6 million, $5.9 million and $7.2 million.

Mortgage Loans

Impaired mortgage loans along with the related investment valuation allowances at December 31, 2009 and 2008 follow:

	December 31,
	2009	2008
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$10.6	$-
Impaired mortgage loans without investment valuation allowances	-	0.3
Recorded investment in impaired mortgage loans	10.6	0.3
Investment valuation allowances	(2.3)	-
Net Impaired Mortgage Loans	$8.3	$0.3

During 2009, 2008 and 2007, respectively, MLOA’s average recorded investment in impaired mortgage loans was $6.4 million, $0.2 million and $0.8 million.  Interest income recognized on impaired mortgage loans for 2009, 2008 and 2007, respectively, of $0.4 million, zero and zero.

At December 31, 2009 and 2008, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $8.3 million and zero.

Equity Investments

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values at December 31, 2009 and 2008 were $2.7 million and $2.9 million, respectively.

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	2009	2008
	(In Millions)

Balance at January 1	$81.7	$49.3
Purchase of Units	-	33.2
Equity in net earnings	4.9	3.9
Impact of issuance of AllianceBernstein Units	(3.6)	-
Dividends received	(4.5)	(4.7)
Balance at December 31	$78.5	$81.7

4)       VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset at December 31, 2009 and 2008:

		Less: Accumulated
	Gross Carrying	Amortization
	Amount	and Other(1)	Net
	(In Millions)
VOBA
December 31, 2009	$416.5	$(269.0)	$147.5

December 31, 2008	$416.5	$(194.1)	$222.4

(1)	Includes reactivity to unrealized investment gains (losses) and impact of the December 31, 2005 MODCO recapture.

For 2009, 2008 and 2007, total amortization expense related to VOBA was $16.6 million, $58.1 million and $59.7 million, respectively.  VOBA amortization is estimated to range between $25.5 million and $14.0 million annually through 2014.

5)  FAIR VALUE DISCLOSURES

Assets measured at fair value on a recurring basis are summarized below as of the dates indicated:

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available-for-sale
Corporate	$-	$1,618.9	$23.7	$1,642.6
U.S. Treasury, government and agency	-	70.4	-	70.4
States and political subdivisions	-	18.1	-	18.1
Foreign governments	-	4.1	-	4.1
Commercial mortgage-backed	-	-	63.5	63.5
Residential mortgage-backed(1)	-	50.2	-	50.2
Asset-backed(2)	-	4.7	5.5	10.2
Redeemable preferred stock	17.3	80.0	5.6	102.9
Subtotal	17.3	1,846.4	98.3	1,962.0
Other equity investments	.8	-	-	.8
Cash equivalents	51.5	-	-	51.5
GMIB reinsurance contracts	-	-	1.4	1.4
Separate Accounts’ assets	1,817.5	14.7	-	1,832.2
Total Assets	$1,887.1	$1,861.1	$99.7	$3,847.9

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available-for-sale	$12.7	$1,535.0	$142.5	$1,690.2
Other equity investments	.5	-	-	.5
Cash equivalents	109.4	-	-	109.4
GMIB reinsurance contracts	-	-	8.3	8.3
Separate Accounts’ assets	1,712.3	14.5	-	1,726.8
Total Assets	$1,834.9	$1,549.5	$150.8	$3,535.2

The table below presents a reconciliation for all Level 3 assets at December 31, 2009 and 2008, respectively.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	US Treasury, Govt and Agency	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage-backed	Residential Mortgage-backed	Asset-backed
Full Year 2009:
Balance, January 1, 2009	$51.1	$-	$-	$-	$86.5	$-	$4.9
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	(.1)	-	-	-	.3	-	-
Investment gains (losses), net	-	-	-	-	(14.3)	-	(5.0)
(Decrease) increase in the fair value of the reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(.1)	-	-	-	(14.0)	-	(5.0)
Other comprehensive income	1.3	-	-	-	(9.0)	-	.7
Purchases/issuances	-	-	-	-	-	-	-
Sales/settlements	(7.6)	-	-	-	-	-	4.9
Transfers into/out of Level 3 (2)	(21.0)	-	-	-	-	-	-
Balance, Dec. 31, 2009	$23.7	$-	$-	$-	$63.5	$-	$5.5

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate
	Preferred	Equity	Invested	Reinsurance	Accounts
	Stock	Investments(1)	Assets	Contracts	Assets
Balance, January 1, 2009	$-	$-	$-	$8.3	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment gains
(losses), net	(25.1)	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	(7.5)	-
Subtotal	(25.1)	-	-	(7.5)	-
Other comprehensive
income	19.3	-	-	-	-
Purchases/issuances	-
Sales/settlements	-	-	-	.6	-
Transfers into/out of
Level 3(2)	11.4	-	-	-	-
Balance, Dec. 31, 2009	$5.6	$-	$-	$1.4	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Fixed
	Maturities	Other	Other	Separate	GMIB
	Available	Equity	Invested	Accounts	Reinsurance
	For Sale	Investments(1)	Assets	Assets	Contracts

Balance, Dec. 31, 2007	$167.0	$-	$-	$-	$(.1)
Impact of adopting fair value guidance
included in earnings	-	-	-	-	(1.4)
Balance, Jan. 1, 2008	167.0	-	-	-	(1.5)
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.2)	-	-	-	-
Investment gains
(losses), net	(10.0)	-	-	-	-
(Decrease) increase
in the fair value of the
reinsurance contracts	-	-	-	-	9.0
Subtotal	(10.2)	-	-	-	9.0
Other comprehensive
income	(24.4)	-	-	-	-
Purchases/issuances and
sales/settlements, net	(14.9)	-	-	-	.8
Transfers into/out of
Level 3 (2)	25.0	-	-	-	-
Balance, Dec. 31, 2008	$142.5	$-	$-	$-	$8.3

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2009 and 2008 by category for Level 3 assets still held at December 31, 2009 and 2008, respectively:

	Earnings
		Investment	Change in
	Net	Gains	Fair Value of
	Investment	(Losses),	Reinsurance
	Income	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
Full Year 2009
Still Held at December 31, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$1.3
U.S. Treasury, government and agency
State and political subdivisions	-	-	-	-
Foreign governments	-	-	-	-
Commercial mortgage-backed	-	-	-	(8.9)
Residential mortgage-backed	-	-	-	-
Asset-backed	-	-	-	.7
Redeemable preferred stock	-	-	-	19.2
Subtotal	-	-	-	12.3
Equity securities,
available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(6.9)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(6.9)	$12.3

Earnings
		Investment	Change in
	Net	Gains	Fair Value of
	Investment	(Losses),	Reinsurance
	Income	Net	Contracts	OCI
(In Millions)
Full Year 2008:
Still Held at December 31, 2008:
Change in unrealized gains
or losses
Fixed maturities,
available-for-sale	$-	$-	$-	$(24.4)
Other equity and investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	8.4	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$8.4	$(24.4)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At December 31, 2009 and 2008, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3 and 7 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	December 31,
	2009		2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$149.1	$151.5	$176.2	$176.9
Policyholders liabilities: investment contracts	320.1	317.1	326.2	334.5
Note payable to affiliate	19.7	19.7	23.6	23.6

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
The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$.7	$.4	$1.1
Paid guarantee benefits	(1.3)	-	(1.3)
Other changes in reserve	1.8	.1	1.9
Balance at December 31, 2007	1.2	.5	1.7
Paid guarantee benefits	(2.3)	-	(2.3)
Other changes in reserve	6.7	2.5	9.2
Balance at December 31, 2008	5.6	3.0	8.6
Paid guarantee benefits	(2.4)	-	(2.4)
Other changes in reserve	1.9	(.4)	1.5
Balance at December 31, 2009	$5.1	$2.6	$7.7

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2007	$.6
Paid guarantee benefits ceded	(.3)
Other changes in reserve	.9
Balance at December 31, 2007	1.2
Paid guarantee benefits	(.6)
Other changes in reserve	2.2
Balance at December 31, 2008	2.8
Paid guarantee benefits	(.4)
Other changes in reserve	.4
Balance at December 31, 2009	$2.8

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2009 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(In Millions)

GMDB:
Account values invested in:
General Account	$136	$191	N/A	$27	$354
Separate Accounts	$436	$599	N/A	$97	$1,132
Net amount at risk, gross	$8	$136	N/A	$33	$177
Net amount at risk, net of
amounts reinsured	$8	$97	N/A	$1	$106
Average attained age of
contractholders	64.0	64.2	N/A	63.7	64.1
Percentage of contractholders
over age 70	21.5%	21.1%	N/A	17.4%	21.1%
Range of contractually specified interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$97	N/A	$97
Net amount at risk, gross	N/A	N/A	$4	N/A	$4
Net amount at risk, net of
amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until
annuitization	N/A	N/A	2.9	N/A	2.9
Range of contractually specified
interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$917	$843
Fixed income	134	187
Balanced	21	23
Other	60	76
Total	$1,132	$1,129

GMIB:
Equity	$73	$68
Fixed income	17	19
Balanced	-	-
Other	7	6
Total	$97	$93

C)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both December 31, 2009 and 2008, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

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

MLOA reinsures most of its new variable life policies on an excess of retention basis.  MLOA continues its practice of maintaining a maximum of $4.0 million on single-life policies and $6.0 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable Life Insurance Company (“AXA Equitable”), an affiliate and wholly-owned subsidiary of AXA Financial, up to a combined maximum of $20.0 million on single-life policies and $25.0 million on second-to-die policies.  For amounts applied in excess of those limits, reinsurance from unaffiliated third parties is now sought.  A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations.

At December 31, 2009 and 2008, respectively, reinsurance recoverables related to insurance contracts amounted to $135.8 million and $174.8 million, of which $58.3 million and $57.9 million relates to one specific reinsurer.

The following table summarizes the effect of reinsurance:

	2009	2008	2007
	(In Millions)

Direct premiums	$69.7	$75.2	$82.3
Assumed	.7	3.5	-
Reinsurance ceded	(30.9)	(34.1)	(36.5)
Premiums	$39.5	$44.6	$45.8

Variable Life and Investment-type
Product Policy Fee Income Ceded	$30.4	$32.4	$32.9
Policyholders’ Benefits Ceded	$28.9	$86.0	$47.6

8)       RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreement are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $45.7 million, $57.1 million and $45.9 million for 2009, 2008 and 2007, respectively.  At December 31, 2009 and 2008, respectively, MLOA reported an $8.4 million and $8.2 million payable to AXA Equitable in connection with its service agreement.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and, beginning in 2008, MLOA on a one-year term basis.  Premiums earned in 2009 and 2008 under this arrangement totaled approximately $1.0 million and $2.5 million, respectively.  Claims and expenses paid in the same respective periods of 2009 and 2008 were $1.0 million and $2.1 million, respectively.

As more fully described in Note 7, MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda. MLOA reported $0.4 million and $0.4 million of ceded premiums for 2009 and 2008, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates.  The amount of expenses incurred by MLOA related to these agreements were $2.0 million, $2.2 million, and $2.2 million for 2009, 2008 and 2007, respectively.

On March 5, 1999, MLOA borrowed $50.5 million from MONY Benefit Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount.  The note bears interest at 6.8% per annum and matures on March 5, 2014.  Principal and interest are payable quarterly to MBMC.  The carrying value of the note was $19.7 million and $23.6 million at December 31, 2009 and 2008, respectively.

9)       SHARE-BASED COMPENSATION

For 2009, 2008 and 2007, respectively, MLOA recognized compensation costs of $1.3 million, $1.3 million and $3.9 million, for share-based payment arrangements and $0.4 million, $0.7 million and $1.1 million related to employee stock options.

At December 31, 2009, approximately $0.4 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 4.2 years.

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff vesting period with exceptions for retirement, death, and disability.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $0.7 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2009, MLOA recognized compensation expense of approximately $0.1 million in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee will be considered for award in 2010 or 2011 under terms then-to-be-determined and approved by the AXA Management Board.

10)      NET INVESTMENT INCOME AND INVESTMENT LOSSES, NET

The following table breaks out Net investment income by asset category:

	2009	2008	2007
		(In Millions)
Fixed maturities	$107.1	$111.1	$116.3
Mortgage loans on real estate	11.4	13.1	17.1
Policy loans	7.9	7.5	7.1
Derivative instruments	-	(1.0)	.5
Other equity investments	(.4)	(.7)	(.6)
Other investment income	.3	2.2	4.1

Gross investment income	126.3	132.2	144.5
Investment expenses	(4.6)	(5.9)	(7.2)

Net Investment Income	$121.7	$126.3	$137.3

Investment losses, net including changes in the valuation allowances are as follows:

	2009	2008	2007
		(In Millions)

Fixed maturities	$(53.2)	$(38.7)	$(22.0)
Mortgage loans on real estate	(2.3)	(.1)	-
Investment Losses, Net	$(55.5)	$(38.8)	$(22.0)

Writedowns of fixed maturities totaled to $52.5 million, $38.4 million and $19.8 million in 2009, 2008 and 2007, respectively.  There were no writedowns of mortgage loans on real estate and equity real estate for 2009, 2008 and 2007.

For 2009, 2008 and 2007, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $82.7 million, $35.3 million and $70.4 million.  Gross gains of $20.2 million, $0.4 million and zero and gross losses of $17.7 million, $0.6 million and $3.8 million, respectively, were realized on these sales in 2009, 2008 and 2007, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as available-for-sale for 2009, 2008 and 2007 amounted to $220.2 million, $(189.0) million and $(28.7) million, respectively.

The net unrealized investment losses included in the balance sheets as a component of accumulated other comprehensive loss and the changes for the corresponding years, on a line-by-line basis, follow:

	2009	2008	2007
		(In Millions)
Balance, beginning of year	$(118.4)	$(26.5)	$(11.1)
Changes in unrealized investment gains (losses)	220.0	(189.0)	(28.7)
Impact of unrealized investment (losses) gains attributable to:
DAC and VOBA	(54.6)	47.6	5.0
Deferred income taxes	(58.0)	49.5	8.3
Balance, End of Year	$(11.0)	$(118.4)	$(26.5)

Balance, end of period comprises:
Unrealized investment losses on
Fixed maturities	$(24.4)	$(244.4)	$(55.4)
Impact of unrealized investment gains (losses) attributable to:
DAC and VOBA	7.6	62.2	14.6
Deferred income taxes	5.8	63.8	14.3
Total	$(11.0)	$(118.4)	$(26.5)

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as available for sale and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

11)       INCOME TAXES

A summary of the income tax expense in the statements of earnings follows:

	2009	2008	2007
	(In Millions)

Income tax benefit (expense):
Current (expense) benefit	$(.9)	$18.2	$(2.0)
Deferred benefit (expense)	4.1	(24.0)	.9
Total	$3.2	$(5.8)	$(1.1)

The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects are as follows:

	2009	2008	2007
	(In Millions)

Tax at statutory rate	$(.6)	$21.1	$(5.2)
Dividends received deduction	4.3	1.2	1.2
Low income housing credit	.6	.5	3.1
Intercompany and IRS tax settlements	-	(29.3)	-
Other	(1.1)	.7	(.2)
Income Tax Benefit (Expense)	$3.2	$(5.8)	$(1.1)

The components of the net deferred income taxes are as follows:

	December 31, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Reserves and reinsurance	$-	$27.7	$208.7	$-
DAC	-	23.4	67.6	-
VOBA	-	51.6	-	64.8
Investments	26.2	-	-	223.6
Goodwill and other intangible assets	-	10.0	-	10.1
Other	3.0	-	-	3.5
Total	$29.2	$112.7	$276.3	$302.0

At December 31, 2009, MLOA had no Federal tax loss carryforwards.

The IRS completed its examination of tax years 2002 through July 8, 2004, the date of MLOA’s acquisition by AXA Financial, and issued a Revenue Agent’s Report during third quarter 2008 that covered tax years 2002 through July 8, 2004 as well as amended returns for tax years 1998 through 2001.  MLOA agreed to all of the proposed adjustments.

At December 31, 2009 and 2008, respectively, the total amount of unrecognized tax benefits was $17.0 million and $15.1 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2009 and 2008 were $1.9 million and $0.8 million, respectively.  Tax expense for 2009 reflected an expense of $1.1 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2009	2008	2007
	(In Millions)

Balance, beginning of year	$14.4	$10.8	$10.8
Additions for tax positions of prior years	.7	9.7	1.8
Reductions for tax positions of prior years	-	(4.0)	(1.8)
Additions for tax positions of current years	-	2.0	.9
Reductions for tax positions of current years	-	-	(.9)
Settlements with tax authorities	-	(4.1)	-
Balance, End of Year	$15.1	$14.4	$10.8

IRS examinations for periods subsequent to July 8, 2004, the date of MLOA’s acquisition by AXA Financial, are expected to commence in 2010.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for MLOA represents cumulative gains and losses on investments that are not reflected in earnings.  The components of other comprehensive income (loss) for the past three years follow:

	December 31,
	2009	2008	2007
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising
during the period	$223.5	$(189.3)	$(30.9)
(Gains) losses reclassified into net
earnings during the period	(2.9)	.3	2.2
Net unrealized gains (losses) on investments	226.4	(189.0)	(28.7)
Adjustments for DAC and VOBA and
deferred income tax (expense) benefit	(112.6)	97.1	13.3

Other Comprehensive Income (Loss)	$113.8	$(91.9)	$(15.4)

13)	LITIGATION

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

14)	STATUTORY FINANCIAL INFORMATION

MLOA is restricted as to the amounts it may pay as dividends to MONY Life.  Under Arizona Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholder not exceeding an amount calculated based on a statutory formula.  For 2009, 2008 and 2007, MLOA’s statutory net income (loss) was $11.7 million, $(68.2) million and $7.3 million, respectively.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $283.3 million and $196.7 million at December 31, 2009 and 2008, respectively.  There were no shareholder dividends paid to MONY Life by MLOA in 2009, 2008 and 2007.

At December 31, 2009, MLOA, in accordance with various government and state regulations, had $5.2 million of securities deposited with such government or state agencies.

At December 31, 2009 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of Arizona Insurance Department (the “AID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2009.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total shareholder’s equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance Units under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (h) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under U.S. GAAP and (i) the fair valuing of all acquired assets and liabilities including VOBA assets required for U.S. GAAP purchase accounting.

15)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2009 and 2008 are summarized below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In Millions)
2009
Total Revenues	$76.0	$55.0	$44.6	$63.5

Earnings (Loss) from Continuing Operations	$16.0	$(5.9)	$(11.7)	$6.5

Net Earnings (Loss)	$16.0	$(5.9)	$(11.7)	$6.5

2008
Total Revenues	$82.8	$76.7	$48.6	$89.9

Earnings (Loss) from Continuing Operations	$1.2	$4.2	$(23.2)	$(48.3)

Net Earnings (Loss)	$1.2	$4.2	$(23.2)	$(48.3)

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholder of
MONY Life Insurance Company of America:

Our audits of the financial statements referred to in our report dated March 10, 2010 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2010

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009

			Carrying
Type of Investment	Cost (1)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$71.5	$70.4	$70.4
State, municipalities and political subdivisions	17.6	16.4	16.4
Foreign governments	4.1	4.1	4.1
Public utilities	241.5	248.1	248.1
All other corporate bonds	1,528.1	1,520.1	1,520.1
Redeemable preferred stocks	123.4	102.9	102.9
Total fixed maturities	1,986.2	1,962.0	1,962.0

Mortgage loans on real estate	149.1	151.5	149.1
Other invested assets (2)	2.7	2.7	2.7
Policy loans	124.6	144.0	124.6

Total Investments	$2,262.6	$2,260.2	$2,238.4

(1)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(2)	Other invested assets excludes a $78.5 million investment in units of AllianceBernstein L.P., a related party.

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE IV
REINSURANCE
AT OR FOR THE YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In Millions)
2009
Life Insurance In-force	$51,807.5	$19,450.7	$-	$32,356.8	-

Premiums:
Life insurance and annuities	$69.7	$30.9	$.7	$39.5	1.8%
Accident and health	-	-	-	-
Total Premiums	$69.7	$30.9	$.7	$39.5	1.8%

2008
Life Insurance In-force	$54,426.2	$21,332.8	$-	$33,093.4	-

Premiums:
Life insurance and annuities	$75.2	$34.1	$3.5	$44.6	7.8%
Accident and health	-	-	-	-
Total Premiums	$75.2	$34.1	$3.5	$44.6	7.8%

2007
Life Insurance In-force	$55,714.7	$22,134.5	$-	$33,580.2	-

Premiums:
Life insurance and annuities	$82.3	$36.5	$-	$45.8	-
Accident and health	-	-	-	-
Total Premiums	$82.3	$36.5	$-	$45.8	-

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MONY Life Insurance Company of America (“MLOA”) disclosure controls and procedures as of December 31, 2009. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the MLOA’s disclosure controls and procedures are effective.

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

MLOA’s management assessed its internal control over financial reporting as of December 31, 2009 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that MLOA’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in internal control over financial reporting

There were no changes to MLOA’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect MLOA’s internal control over financial reporting.

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

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of MLOA’s annual financial statements for 2009 and 2008, and fees for other services rendered by PwC.  The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 8 of Notes to Financial Statements).

	2009	2008
	(In Thousands)

Principal Accounting Fees and Services:
Audit fees	$315	$357
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$315	$357

Audit fees consist of the aggregate amounts billed or to be billed by PwC for professional services rendered for the audit of MLOA’s annual financial statements, review of financial statements included in MLOA’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

MLOA’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis, provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement.  Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.  All services provided by PwC in 2009 were pre-approved in accordance with these procedures.

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

Date:	March 10, 2010	MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Christopher M. Condron
Name:	Christopher M. Condron
Chairman of the Board, President and
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher M. Condron	Chairman of the Board, President and	March 10, 2010
Christopher M. Condron	Chief Executive Officer, Director

/s/ Richard S. Dziadzio	Executive Vice President and	March 10, 2010
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and	March 10, 2010
Alvin H. Fenichel	Chief Accounting Officer

/s/ Henri de Castries	Director	March 10, 2010
Henri de Castries

/s/ Denis Duverne	Director	March 10, 2010
Denis Duverne

/s/ Charlynn Goins	Director	March 10, 2010
Charlynn Goins

/s/ Anthony J. Hamilton	Director	March 10, 2010
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 10, 2010
Mary R. Henderson

/s/ James F. Higgins	Director	March 10, 2010
James F. Higgins

/s/ Peter S. Kraus	Director	March 10, 2010
Peter S. Kraus

/s/ Scott D. Miller	Director	March 10, 2010
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 10, 2010
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 10, 2010
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 10, 2010
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 10, 2010
Peter J. Tobin

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing
1.1	Form of Underwriting Agreement among MLOA, MONY Securities Corp. and MONY Series Fund, Inc.	Filed as Exhibit 3(a) to Post-Effective Amendment No. 3 dated February 28, 1991 to Registration Statement No. 33-20453 and incorporated by reference herein.

3.1	Articles of Incorporation of MLOA	Filed as Exhibit 6(a) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

3.2	By-Laws of MLOA	Filed as Exhibit 6(b) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

10.1	Forms of MLOA’s Policy Contract Riders	Filed as Exhibit 10.6 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.

10.2	Amended and Restated Services Agreement between MLOA and AXA Equitable Life Insurance Company dated as of February 1, 2005	Filed as Exhibit 10.2 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein.

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

E-1