Form 10-Q
period 2010-03-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2010-05-20
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2010

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

As of May 20, 2010, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

*	Omitted pursuant to General Instruction H of Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  MONY Life Insurance Company of America assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of MONY Life Insurance Company of America’s Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report.

PART I FINANCIAL INFORMATION
Item 1:  Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
(UNAUDITED)

March 31,	December 31,
2010	2009
(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at fair value	$1,978.3	$1,962.0
Mortgage loans on real estate	146.5	149.1
Policy loans	126.8	124.6
Other invested assets	80.1	81.4
Total investments	2,331.7	2,317.1
Cash and cash equivalents	59.7	56.9
Amounts due from reinsurers	139.3	135.8
Deferred policy acquisition costs	176.2	173.8
Value of business acquired	127.2	147.5
Other assets	40.3	29.6
Separate Accounts’ assets	1,859.3	1,832.2

Total Assets	$4,733.7	$4,692.9

LIABILITIES
Policyholders’ account balances	$1,763.6	$1,773.9
Future policy benefits and other policyholders liabilities	370.7	360.1
Broker-dealer related payable	6.2	-
Other liabilities	36.2	37.0
Note payable to affiliate	18.7	19.7
Income taxes payable	102.9	99.9
Separate Accounts’ liabilities	1,859.3	1,832.2
Total liabilities	4,157.6	4,122.8

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	512.1	511.8
Retained earnings	62.2	66.8
Accumulated other comprehensive loss	(.7)	(11.0)
Total shareholder’s equity	576.1	570.1

Total Liabilities and Shareholder’s Equity	$4,733.7	$4,692.9

See Notes to Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF (LOSS) EARNINGS
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$31.1	$30.2
Premiums	9.7	12.3
Net investment income	30.3	31.3
Investment (losses) gains, net: Total other-than-temporary impairment losses	(3.5)	-
Portion of loss recognized in other comprehensive income	.4	-
Net impairment losses recognized	(3.1)	-
Other investment gains, net	2.2	1.6
Total investment (losses) gains, net	(.9)	1.6
Other income	2.6	1.3
Decrease in fair value of reinsurance contracts	(.5)	(.7)
Total revenues	72.3	76.0

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	29.9	23.6
Interest credited to policyholders’ account balances	17.7	17.3
Compensation and benefits	6.9	7.8
Commissions	8.8	7.7
Interest expense	.3	.4
Amortization of deferred policy acquisition costs and
value of business acquired	14.1	(5.7)
Capitalization of deferred policy acquisition costs	(5.7)	(8.3)
Rent expense	.8	1.0
Other operating costs and expenses	7.8	7.5
Total benefits and other deductions	80.6	51.3

(Loss) earnings before income taxes	(8.3)	24.7
Income tax benefit (expense)	3.7	(8.7)
Net (Loss) Earnings	$(4.6)	$16.0

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	511.8	510.8
Changes in capital in excess of par value	.3	.1
Capital in excess of par value, end of period	512.1	510.9

Retained earnings, beginning of year	66.8	55.5
Net (loss) earnings	(4.6)	16.0
Retained earnings, end of period	62.2	71.5

Accumulated other comprehensive loss, beginning of year	(11.0)	(118.4)
Other comprehensive income (loss)	10.3	(12.2)
Accumulated other comprehensive loss, end of period	(.7)	(130.6)

Total Shareholder’s Equity, End of Period	$576.1	$454.3

COMPREHENSIVE INCOME
Net (loss) earnings	$(4.6)	$16.0

Change in unrealized gains (losses), net of reclassification adjustment	10.3	(12.2)
Other comprehensive income (loss)	10.3	(12.2)

Comprehensive Income	$5.7	$3.8

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)

	2010	2009
	(In Millions)

Net (loss) earnings	$(4.6)	$16.0
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Interest credited to policyholders’ account balances	17.7	17.3
Universal life and investment-type product policy fee income	(31.1)	(30.2)
Change in accrued investment income	(4.0)	(4.4)
Investment losses (gains), net	.9	(1.6)
Change in deferred policy acquisition costs and
value of business acquired	8.4	(14.0)
Change in fair value of guaranteed minimum
income benefit reinsurance contract	.5	(.7)
Change in future policy benefits	(3.4)	.3
Change in other policyholders liabilities	5.5	9.9
Change in other income tax payable	(3.7)	9.1
Provision for depreciation and amortization	1.1	1.5
Dividend from AllianceBernstein	1.8	1.0
Other, net	(5.3)	(17.5)

Net cash used in operating activities	(16.2)	(13.3)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	19.4	51.8
Sales of investments	24.6	18.9
Purchases of investments	(33.4)	(79.8)
Other, net	3.7	.6

Net cash provided by (used in) investing activities	14.3	(8.5)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	41.1	49.4
Withdrawals and transfers to Separate Accounts	(35.4)	(66.8)
Repayment of note to affiliate	(1.0)	(.9)

Net cash provided by (used in) financing activities	4.7	(18.3)

Change in cash and cash equivalents	2.8	(40.1)
Cash and cash equivalents, beginning of year	56.9	115.9

Cash and Cash Equivalents, End of Period	$59.7	$75.8

Supplemental cash flow information:
Interest Paid	$.3	$.4
Schedule of non-cash financing activities:
Shared-based Programs	$.3	$.1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2010” and “first quarter 2009” refer to the three months ended March 31, 2010 and 2009, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  These new disclosures have been included in the Notes to MLOA’s financial statements, as appropriate.

3)	INVESTMENTS

 Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS at March 31, 2010 or at December 31, 2009.

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
			(In Millions)
March 31, 2010:
Fixed Maturities:
Corporate	$1,584.7	$87.6	$7.2	$1,665.1	$-
U.S. Treasury, government and agency (4)	86.8	1.1	2.1	85.8	-
States and political subdivisions	17.6	-	1.0	16.6	-
Foreign governments	4.1	.1	.1	4.1	-
Commercial mortgage-backed	117.2	-	67.5	49.7	.6
Residential mortgage-backed (1)	43.4	1.5	-	44.9	-
Asset-backed (2)	9.7	1.0	-	10.7	-
Redeemable preferred stock	113.2	-	11.8	101.4	-
Total at March 31, 2010	$1,976.7	$91.3	$89.7	$1,978.3	$.6

December 31, 2009
Fixed Maturities:
Corporate	$1,588.9	$72.6	$18.9	$1,642.6	$-
U.S. Treasury, government and agency	71.5	1.1	2.2	70.4	-
States and political subdivisions	19.4	-	1.3	18.1	-
Foreign governments	4.1	.1	.1	4.1	-
Commercial mortgage-backed	120.2	-	56.7	63.5	.2
Residential mortgage-backed (1)	49.0	1.2	-	50.2	-
Asset-backed (2)	9.7	.6	.1	10.2	-
Redeemable preferred stock	123.4	-	20.5	102.9	-
Total at December 31, 2009	$1,986.2	$75.6	$99.8	$1,962.0	$.2

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $15.4 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009, and moved to U.S. Treasury, government and agency in 2010.

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

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$99.8	$101.9
Due in years two through five	689.3	730.7
Due in years six through ten	749.8	783.5
Due after ten years	154.3	155.5
Subtotal	1,693.2	1,771.6
Commercial mortgage-backed securities	117.2	49.7
Residential mortgage-backed securities	43.4	44.9
Asset-backed securities	9.7	10.7
Total	$1,863.5	$1,876.9

For the first quarters of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $14.0 million and $19.3 million, respectively.  Gross gains of $0.9 million and $1.6 million and gross losses of zero and zero were realized on these sales for the first quarters of 2010 and 2009, respectively.  The change in unrealized gains (losses) related to fixed maturities classified as AFS for the first quarters of 2010 and 2009 amounted to $25.7 million and $(24.7) million, respectively.

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

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates requ ire use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

During first quarter 2010, MLOA recognized OTTI of $3.5 million on AFS fixed maturities, comprised of $3.1 million credit losses recognized in (loss) earnings and $0.4 million non-credit losses recognized in OCI.  At March 31, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as MLOA did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA, at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at January 1, 2010	$(53.6)
Previously recognized impairments on securities that matured, paid, prepaid or sold	-
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(3.1)
Additional impairments this period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at March 31, 2010	$(56.7)

(1)
Represents circumstances where MLOA determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the balance sheets as a component of AOCI.  The table below   presents these amounts as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(.8)	$(.4)
All other	2.3	(23.8)
Equity securities	-	-
Net Unrealized Gains (Losses)	$1.5	$(24.2)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net (loss) earnings for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(.3)	$.1	$-	$.1	$(.1)
Net investment gains (losses)
arising during the period	(.1)	-	-	-	(.1)
Reclassification adjustment for
OTTI losses:
Included in Net (loss) earnings	-	-	-	-	-
Excluded from
Net (loss) earnings (1)	(.4)	-	-	-	(.4)
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	.9	-	-	.9
Deferred income taxes	-	-	-	(.2)	(.2)
Policyholders liabilities	-	-	-	-	-
Balance, March 31, 2010	$(.8)	$1.0	$-	$(.1)	$.1

(1) Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(23.8)	$7.5	$-	$5.7	$(10.6)
Net investment gains (losses)
arising during the period	26.9	-	-	-	26.9
Reclassification adjustment for
OTTI (losses):
Included in Net (loss) earnings	(1.1)	-	-	-	(1.1)
Excluded from
Net (loss) earnings (1)	.4	-	-	-	.4
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	(10.4)	-	-	(10.4)
Deferred income taxes	-	-	-	(5.5)	(5.5)
Policyholders liabilities	-	-	-	-	-
Balance, March 31, 2010	$2.4	$(2.9)	$-	$.2	$(.3)

(1) Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 127 issues at March 31, 2010 and the 145 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$111.5	$(2.0)	$100.5	$(5.2)	$212.0	$(7.2)
U.S. Treasury,
government and agency	39.5	(2.1)	-	-	39.5	(2.1)
States and political
subdivisions	15.5	(1.0)	-	-	15.5	(1.0)
Foreign governments	1.9	(.1)	-	-	1.9	(.1)
Commercial mortgage-backed	2.2	(2.1)	47.5	(65.4)	49.7	(67.5)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	.6	-	-	-	.6	-
Redeemable preferred stock	.1	-	95.9	(11.8)	96.0	(11.8)

Total	$171.3	$(7.3)	$243.9	$(82.4)	$415.2	$(89.7)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$159.5	$(4.4)	$176.7	$(14.5)	$336.2	$(18.9)
U.S. Treasury,
government and agency	39.4	(2.2)	-	-	39.4	(2.2)
States and political
subdivisions	15.3	(1.2)	1.7	(.1)	17.0	(1.3)
Foreign governments	1.9	(.1)	-	-	1.9	(.1)
Commercial mortgage-backed	2.8	(1.4)	60.7	(55.3)	63.5	(56.7)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	5.4	(.1)	-	-	5.4	(.1)
Redeemable preferred stock	.1	-	97.4	(20.5)	97.5	(20.5)

Total	$224.4	$(9.4)	$336.5	$(90.4)	$560.9	$(99.8)

(1) The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA.  MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.71% of total investments.  The largest exposure to a single issuer of corporate securities held at March 31, 2010 and December 31, 2009 were $39.9 million and $39.9 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near defau lt).  At March 31, 2010 and December 31, 2009, respectively, approximately $228.2 million and $179.0 million, or 11.5% and 9.0%, of the $1,976.7 million and $1,986.2 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $71.9 million and $56.2 million at March 31, 2010 and December 31, 2009, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. & #160;At March 31, 2010, MLOA owned $4.7 million in RMBS backed by subprime residential mortgage loans and no RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $8.3 million.

For the first quarters of 2010 and 2009, investment income is shown net of investment expenses of $1.1 million and $1.1 million, respectively.

Mortgage Loans

Investment valuation allowances for mortgage loans totaled $2.1 million and $2.3 million at March 31, 2010 and December 31, 2009, respectively.

At both March 31, 2010 and December 31, 2009, there were no impaired mortgage loans without investment valuation allowances.  During the first quarters of 2010 and 2009, respectively, MLOA’s average recorded investment in impaired mortgage loans was $10.6 million and zero.  Interest income recognized on impaired mortgage loans for the first quarters of 2010 and 2009, respectively, was $0.1 million and zero.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At March 31, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $8.4 million and $8.3 million.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units of AllianceBernstein, an affiliate, which is included in Other invested assets:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$78.5	$81.7
Equity in net earnings	.8	.3
Dividends received	(1.8)	(1.0)
Balances, End of Period	$77.5	$81.0

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values of March 31, 2010 and December 31, 2009 were $2.6 million and $2.7 million, respectively.

4)       VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of March 31, 2010 and December 31, 2009:

		Less:
	Gross	Accumulated
	Carrying	Amortization
	Amount	and Other (1)	Net
	(In Millions)
VOBA
March 31, 2010	$416.5	$(289.3)	$127.2

December 31, 2009	$416.5	$(269.0)	$147.5

(1) Includes reactivity to unrealized investment gains (losses) and impact of the December 31, 2005 MODCO recapture.

For the first quarters of 2010 and 2009, total amortization expense related to VOBA was $10.8 million and $(1.0) million, respectively.  VOBA amortization is estimated to range between $25.5 million and $14.0 million annually through 2014.

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

Fair Value Measurements at March 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available-for-sale
Corporate	$-	$1,642.7	$22.4	$1,665.1
U.S. Treasury, government
and agency	-	85.8	-	85.8
States and political subdivisions	-	16.6	-	16.6
Foreign governments	-	4.1	-	4.1
Commercial mortgage-backed	-	-	49.7	49.7
Residential mortgage- backed(1)	-	44.9	-	44.9
Asset-backed(2)	-	5.1	5.6	10.7
Redeemable preferred stock	19.3	76.7	5.4	101.4
Subtotal	19.3	1,875.9	83.1	1,978.3
Other equity investments	.8	-	-	.8
Cash equivalents	56.2	-	-	56.2
GMIB reinsurance contracts	-	-	.9	.9
Separate Accounts’ assets	1,844.9	14.4	-	1,859.3
Total Assets	$1,921.2	$1,890.3	$84.0	$3,895.5

(1)      Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available-for-sale
Corporate	$-	$1,618.9	$23.7	$1,642.6
U.S. Treasury, government
and agency	-	70.4	-	70.4
States and political subdivisions	-	18.1	-	18.1
Foreign governments	-	4.1	-	4.1
Commercial mortgage-backed	-	-	63.5	63.5
Residential mortgage- backed(1)	-	50.2	-	50.2
Asset-backed(2)	-	4.7	5.5	10.2
Redeemable preferred stock	17.3	80.0	5.6	102.9
Subtotal	17.3	1,846.4	98.3	1,962.0
Other equity investments	.8	-	-	.8
Cash equivalents	51.5	-	-	51.5
GMIB reinsurance contracts	-	-	1.4	1.4
Separate Accounts’ assets	1,817.5	14.7	-	1,832.2
Total Assets	$1,887.1	$1,861.1	$99.7	$3,847.9

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 49.3% and 49.1% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their s hort-term nature.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 48.6% and 48.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidi ty.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for purpose of measuring the fair value of mortgage- and asset-backed securities.  At March 31, 2010 and December 31, 2009, respectively, approximately $44.9 million and $50.3 million AAA-rated mortgage- and asset- backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recent ly contracted, market activity in these sectors.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 2.1% and 2.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2010 and December 31, 2009, respectively, were approximately $19.7 million and $32.5 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-bi nding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $55.3 million and $69.1 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At March 31, 2010, MLOA continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties of MLOA.  After giving consideration to collateral arrangements, MLOA had no need to adjust the fair value of its GMIB asset at March 31, 2010 to recog nize incremental counterparty non-performance risk.

In first quarter 2010, AFS fixed maturities with fair values of $8.6 million and $1.0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition AFS fixed maturities with fair value of $2.8 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 2.0% of total equity at March 31, 2010.

The table below presents a reconciliation for all Level 3 assets for the first quarters of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

			State and		Residen-
		US Treasury,	Political	Commercial	tial
		Government	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	And Agency	divisions	backed	backed	backed

Balance, January 1, 2010	$23.8	$-	$-	$63.6	$-	$5.5
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	.1	-	-
Investment gains
(losses), net	(.1)	-	-	(3.2)	-	-
Decrease in the fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	(.1)	-	-	(3.1)	-	-
Other comprehensive
income	.3	-	-	(10.8)	-	.1
Purchases/issuances	5.6	-	-	-	-	-
Sales/settlements	(1.4)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	(5.8)	-	-	-	-	-
Balance, March 31, 2010	$22.4	$-	$-	$49.7	$-	$5.6

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate
	Preferred	Equity	Invested	Reinsurance	Accounts
	Stock	Investments(1)	Assets	Contracts	Assets

Balance, January 1, 2010	$5.4	$-	$-	$1.4	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	-
Decrease in the fair value of the
reinsurance contracts	-	-	-	(.6)	-
Subtotal		-	-	(.6)	-
Other comprehensive
income	-	-	-	-	-
Purchases/issuances	-	-	-	.1	-
Sales/settlements	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-
Balance, March 31, 2010	$5.4	$-	$-	$.9	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed
	Maturities	GMIB
	Available	Reinsurance
	For Sale	Contracts

Balance, January 1, 2009	$142.5	$8.3
Total gains (losses), realized and unrealized,
included in:
Earnings as:
Net investment income	-	-
Investment gains (losses), net	-	-
Commissions, fees and other income	-	(.9)
Subtotal	-	(.9)
Other comprehensive loss	(14.3)	-
Purchases/issuances and
sales/settlements, net	(7.1)	.2
Transfer into/out of Level 3(1)	-	-
Balance, March 31, 2009	$121.1	$7.6

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the first quarters of 2010 and 2009 by category for Level 3 assets still held at March 31, 2010 and 2009, respectively:

Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of
	Investment	(Losses),	Reinsurance
	Income	Net	Contracts	OCI
(In Millions)
Level 3 Instruments
Still Held at March 31, 2010:
Change in unrealized gains
or losses
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$.3
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	(10.8)
Residential
mortgage-backed	-	-	-	-
Asset-backed				-
Redeemable preferred stock	-	-	-	-
Subtotal	-	-	-	(10.5)
Equity securities,
available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(.5)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(.5)	$(10.5)

Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of
	Investment	(Losses),	Reinsurance
	Income	Net	Contracts	OCI
(In Millions)
Level 3 Instruments
Still Held at March 31, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available-for-sale	$-	$-	$-	$(14.3)
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(.7)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(.7)	$(14.3)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the first quarters of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at March 31, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Mortgage loans on real estate	$146.5	$150.3	$149.1	$151.5
Policyholders liabilities:
Investment contracts	320.3	319.6	320.1	317.1
Note payable to affiliate	18.7	18.7	19.7	19.7

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral if lower.

The fair values for MLOA’s SCNILC which are included in Policyholders’ account balances, are estimated using projected cash flows discounted at rates reflecting current market rates.

The fair values for single premium deferred annuities, included in Policyholders’ account balances, are estimated as the discounted value of projected cash flows.  Expected cash flows are discounted back to the present at current market rates.

Fair values for the note payable to affiliate are determined using contractual cash flows discounted at market interest rates.

6)       GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)   Variable Annuity Contracts – GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

●	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);
●

Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

●	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or
●	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or an annual reset.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$5.1	$2.6	$7.7
Paid guarantee benefits	(.5)	-	(.5)
Other changes in reserve	.7	(.8)	(.1)
Balance at March 31, 2010	$5.3	$1.8	$7.1

Balance at January 1, 2009	$5.6	$3.0	$8.6
Paid guarantee benefits	(.8)	-	(.8)
Other changes in reserve	2.1	.2	2.3
Balance at March 31, 2009	$6.9	$3.2	$10.1

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$2.8	$2.8
Paid guarantee benefits	-	(.2)
Other changes in reserve	-	(.9)
Balances, End of Period	$2.8	$1.7

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2010 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$135	$187	N/A	$28	$350
Separate Accounts	$439	$590	N/A	$98	$1,127
Net amount at risk, gross	$7	$116	N/A	$29	$152
Net amount at risk, net of
amounts reinsured	$7	$82	N/A	$1	$90
Average attained age
of contractholders	64.1	64.3	N/A	64.0	64.2
Percentage of contractholders
over age 70	21.9%	21.4%	N/A	17.7%	21.4%
Contractually specified interest
return rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$99	N/A	$99
Net amount at risk, gross	N/A	N/A	$3	N/A	$3
Net amount at risk, net of
amount reinsured	N/A	N/A	$-	N/A	$-
Weighted average years
remaining until annuitization	N/A	N/A	2.6	N/A	2.6
Contractually specified interest
return rates	N/A	N/A	5.0%	N/A	5.0%

B)   Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMI B amounts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$922	$917
Fixed income	129	134
Balanced	20	21
Other	56	60
Total	$1,127	$1,132

GMIB:
Equity	$76	$73
Fixed income	16	17
Balanced	-	-
Other	7	7
Total	$99	$97

C)   Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both March 31, 2010 and December 31, 2009, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in Future policy benefits and other policyholders liabilities.

7)	RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $10.8 million and $14.3 million for first quarter 2010 and 2009, respectively.  At March 31, 2010 and December 31, 2009, MLOA reported a payable to AXA Equitable in connection with its service agreement of $6.5 million and $8.4 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis.  Premiums earned in the first quarters of 2010 and 2009 under this arrangement totaled approximately $0.2 million and $0.5 million, respectively.  Claims and expenses paid in the first quarters of 2010 and 2009 totaled approximately zero and $0.4 million, respectively.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda.  MLOA reported $0.1 million and $0.1 million of ceded premiums for first quarter 2010 and 2009, respectively.

In addition to the service agreement discussed above, MLOA has various other service and investment advisory agreements with affiliates.  The amount of expenses incurred by MLOA related to these agreements was $0.5 million and $0.5 million for first quarter 2010 and 2009, respectively.

8)	SHARE-BASED COMPENSATION

For the first quarters of 2010 and 2009, respectively, MLOA recognized compensation cost of $0.9 million and $0.1 million for share-based payment arrangements.

9)	INCOME TAXES

Income taxes for interim periods have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA’s Notes to Financial Statements for the year ended December 31, 2009.

A number of lawsuits have been filed against life and health insurers in the jurisdictions in which MLOA does business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.  MLOA, like other life and health insurers, from time to time is involved in such litigations.  Some of these actions and proceedings filed against MLOA have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified a mounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on MLOA’s financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for MLOA that follows should be read in conjunction with the Financial Statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere in this report and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in MLOA’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

INTRODUCTION

During the first quarter 2010, equity markets continued to improve off of the lows experienced during 2009.  At the end of first quarter 2010, U.S. Treasury interest rate yields on longer term maturities were essentially flat from year-end 2009.  Equity market performance, interest rate levels and volatility in the capital markets all impact MLOA’s business and results of operations.  For more information on how equity market performance, interest rates and volatility in the capital markets impact MLOA’s business and results of operations, see MLOA’s 2009 Form 10-K.

RESULTS OF OPERATIONS

First Quarter 2010 Compared to First Quarter 2009

Net losses were $4.6 million for first quarter 2010, $20.6 million lower than the $16.0 million in earnings reported for first quarter 2009.  Income tax benefit in first quarter 2010 was $3.7 million compared to income tax expense of $8.7 million in first quarter 2009.  The change was primarily due to the change in pre-tax (loss) earnings.  Losses before income taxes were $8.3 million for first quarter 2010, a decrease of $33.0 million from earnings of $24.7 million for first quarter 2009.

Revenues.  Total revenues for first quarter 2010 decreased $9.3 million as compared to first quarter 2009.

Universal life and investment-type product policy fee income increased $0.9 million to $31.1 primarily due to fees earned on higher average Separate Account balances.

Premiums decreased $2.6 million to $9.7 million primarily due a decrease in term life products and lower supplementary contracts considerations.

Net investment income decreased $1.0 million to $30.3 million principally due to $1.0 million lower investment income on mortgage loans.

Investment (losses) gains, net decreased $2.5 million to $(0.9) million in the first quarter of 2010 as compared to $1.6 million in first quarter of 2009.  The decrease was primarily due to writedowns in fixed maturities of $3.1 million in 2010 as compared to no writedowns in the first quarter of 2009.  This decrease was partially offset by an increase in realized capital gains of $0.6 million ($2.2 million in 2010 compared to $1.6 million in 2009).

Commissions, fees and other income increased $1.3 million to $2.6 million for first quarter 2010 principally due to $0.9 million higher equity income in AllianceBernstein earnings and $0.4 million increase in other income.

Benefits and Other Deductions.  Total benefits and other deductions for first quarter 2010 increased $29.3 million to $80.6 million from $51.3 million for first quarter 2009.

Policyholders’ benefits increased $6.3 million for the first quarter of 2010 to $29.9 million from $23.6 million for the first quarter of 2009 principally due to the $13.3 million increase in death benefits partially offset by the $3.2 million decrease in the GMDB/GMIB reserve ($0.6 million decrease in 2010 compared to a $2.6 million increase in 2009).  The decrease in GMDB/GMIB reserves is due to improvement in the equity markets during the first quarter of 2010 as compared to first quarter 2009.

Commissions increased $1.0 million for the first quarter of 2010 to $8.8 million from $7.8 million in the first quarter of 2009 principally due to variable universal life sales.

Amortization of DAC and VOBA increased $19.8 million in the first quarter of 2010 to $14.1 million from negative amortization of $5.7 million in 2009 principally due to the revised projections of future reinsurance costs as a result of current experience and expectations of future reinsurance premiums and benefits.

Capitalization of DAC decreased $2.6 million to $5.7 million for first quarter 2010 from $8.3 million in the first quarter of 2009 principally due to lower deferrable operating expenses.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products for first quarter 2010 increased by $4.3 million from first quarter 2009 to $72.5 million.  The increase resulted from increase in annuity products of $5.5 million offset by a reduction in renewals of life insurance products of $1.1 million.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased in first quarter 2010 as compared to first quarter 2009, from $113.4 million to $86.4 million with a decrease of $9.3 million reported for variable and interest-sensitive life insurance and a $17.7 million decrease for individual annuities.  The annualized annuities surrender rate decreased to 13.6% in the 2010 period from 17.5% in the 2009 period, while the variable and interest-sensitive life insurance surrender rates showed a decrease from 8.3% in the 2009 period to 5.9% in the 2010 period.  The decrease in surrenders on variable and interest-sensitive life insurance was due to $9.5 million lower BOLI/COLI surrenders of $4.9 million in first quarter 2010 compared to $14.4 million in first quarter 2 009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA's disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in MLOA’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II              OTHER INFORMATION

Item 1.                  Legal Proceedings

There have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2009 Form 10-K.

Item 1A.              Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H to Form 10Q

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H to Form 10Q

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction H to Form 10Q

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

Date:	May 20, 2010	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 20, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer