Form 10-Q
period 2010-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2010-08-09
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2010

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

As of August 9, 2010, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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

PART I    FINANCIAL INFORMATION
Item 1:  Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at fair value	$1,995.3	$1,962.0
Mortgage loans on real estate	144.0	149.1
Policy loans	126.9	124.6
Other invested assets	79.9	81.4
Total investments	2,346.1	2,317.1
Cash and cash equivalents	56.1	56.9
Amounts due from reinsurers	136.8	135.8
Deferred policy acquisition costs	181.2	173.8
Value of business acquired	119.8	147.5
Other assets	35.0	29.6
Separate Accounts’ assets	1,662.8	1,832.2

Total Assets	$4,537.8	$4,692.9

LIABILITIES
Policyholders’ account balances	$1,736.0	$1,773.9
Future policy benefits and other policyholders liabilities	360.4	360.1
Other liabilities	39.2	37.0
Note payable to affiliate	17.7	19.7
Income taxes payable	117.2	99.9
Separate Accounts’ liabilities	1,662.8	1,832.2
Total liabilities	3,933.3	4,122.8

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	512.2	511.8
Retained earnings	67.7	66.8
Accumulated other comprehensive income (loss)	22.1	(11.0)
Total shareholder’s equity	604.5	570.1

Total Liabilities and Shareholder’s Equity	$4,537.8	$4,692.9

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

REVENUES
Universal life and investment-type product
policy fee income	$30.6	$33.0	$61.7	$63.2
Premiums	8.7	8.8	18.4	21.1
Net investment income	30.0	30.8	60.4	62.1
Investment losses, net:
Total other-than-temporary impairment losses	(2.8)	(13.0)	(6.4)	(13.0)
Portion of loss recognized in other
comprehensive income	.1	-	.5	-
Net impairment losses recognized	(2.7)	(13.0)	(5.9)	(13.0)
Other investment gains (losses), net	2.2	(2.4)	4.4	(.8)
Total investment losses, net	(.5)	(15.4)	(1.5)	(13.8)
Other income	2.2	2.4	4.8	3.7
Increase (decrease) in fair value of reinsurance contracts	2.9	(4.6)	2.4	(5.3)
Total revenues	73.9	55.0	146.2	131.0

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	19.3	19.3	49.2	42.9
Interest credited to policyholders’ account balances	15.8	18.6	33.5	35.9
Compensation and benefits	9.9	6.8	16.8	14.6
Commissions	8.6	7.5	17.4	15.2
Interest expense	.3	.4	.6	.8
Amortization of deferred policy acquisition costs
and value of business acquired	11.4	12.5	25.4	6.8
Capitalization of deferred policy acquisition costs	(9.3)	(6.5)	(15.0)	(14.8)
Rent expense	.7	.9	1.5	1.9
Other operating costs and expenses	9.7	6.4	17.5	13.9
Total benefits and other deductions	66.4	65.9	146.9	117.2

Earnings (loss) before income taxes	7.5	(10.9)	(.7)	13.8
Income tax (expense) benefit	(2.0)	5.0	1.6	(3.7)

Net Earnings (Loss)	$5.5	$(5.9)	$.9	$10.1

See Notes to Financial Statements.

 MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	511.8	510.8
Changes in capital in excess of par value	.4	.3
Capital in excess of par value, end of period	512.2	511.1

Retained earnings, beginning of year	66.8	55.5
Net earnings	.9	10.1
Impact of implementing new accounting guidance, net of taxes	-	6.4
Retained earnings, end of period	67.7	72.0

Accumulated other comprehensive loss, beginning of year	(11.0)	(118.4)
Impact of implementing new accounting guidance, net of taxes	-	(6.4)
Other comprehensive income	33.1	54.3
Accumulated other comprehensive income (loss), end of period	22.1	(70.5)

Total Shareholder’s Equity, End of Period	$604.5	$515.1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net earnings	$.9	$10.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	33.5	35.9
Universal life and investment-type product policy fee income	(61.7)	(63.2)
Change in accrued investment income	(1.2)	(.5)
Investment losses, net	1.5	13.8
Change in deferred policy acquisition costs and
value of business acquired	10.5	(8.0)
Change in future policy benefits	(4.0)	(4.4)
Change in other policyholders liabilities	(2.6)	(2.6)
Change in income tax payable	(1.7)	4.1
Provision for depreciation and amortization	2.4	3.1
Dividend from AllianceBernstein	3.2	1.3
Other, net	(2.1)	(12.8)

Net cash used in operating activities	(21.3)	(23.2)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	24.3	71.0
Sales of investments	56.9	28.6
Purchases of investments	(50.7)	(152.3)
Other, net	(3.7)	(1.8)

Net cash provided by (used in) investing activities	26.8	(54.5)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	109.8	102.6
Withdrawals and transfers to Separate Accounts	(114.1)	(99.9)
Repayment of note to affiliate	(2.0)	(1.9)

Net cash (used in) provided by financing activities	(6.3)	.8

Change in cash and cash equivalents	(.8)	(76.9)
Cash and cash equivalents, beginning of year	56.9	115.9

Cash and Cash Equivalents, End of Period	$56.1	$39.0

Supplemental cash flow information:
Interest Paid	$.6	$.8
Schedule of non-cash financing activities:
Shared-based Programs	$.4	$.3

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2010” and “second quarter 2009” refer to the three months ended June 30, 2010 and 2009, respectively.  The terms “first half of 2010” and “first half of 2009” refer to the six months ended June 30, 2010 and 2009, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

Beginning second quarter 2009, MLOA implemented the new guidance that modified the recognition guidance for OTTI of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For AFS debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in OCI.  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $6.4 million at that date with a corresponding decrease to AOCI to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $13.6 million, equal to the amount of the cumulative effect adjustment, without giving effect to DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

Earnings from continuing operations, net of income taxes, and Net earnings attributable to MLOA for second quarter and first six months of 2009 reflected no increases from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The financial statements have been modified to separately present the total OTTI recognized in Investment losses net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the statements of earnings, and to present the OTTI recognized in AOCI on the face of the statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, MLOA implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, MLOA concluded under previous guidance that markets for certain CMBS were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on MLOA’s results of operations or financial position.

On June 12, 2009, the FASB issued new guidance that eliminates the concept of QSPEs and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, the new guidance modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure is required about financial asset transfers and any continuing involvement of the transferor.  For calendar-year financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010.  Implementation of this guidance did not have a material effect on MLOA’s financial statements.

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

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS at June 30, 2010 or at December 31, 2009.

Available-for Sale-Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(In Millions)
June 30, 2010:
Fixed Maturities:
Corporate	$1,573.0	$123.0	$5.8	$1,690.2	$-
U.S. Treasury, government and agency(4)	91.7	2.1	.1	93.7	-
States and political subdivisions	17.6	.1	.3	17.4	-
Foreign governments	4.1	.1	.1	4.1	-
Commercial mortgage-backed	114.6	-	71.8	42.8	.7
Residential mortgage-backed (1)	39.8	2.2	-	42.0	-
Asset-backed (2)	9.7	1.2	-	10.9	-
Redeemable preferred stock	107.8	-	13.6	94.2	-
Total at June 30, 2010	$1,958.3	$128.7	$91.7	$1,995.3	$.7

December 31, 2009
Fixed Maturities:
Corporate	$1,588.9	$72.6	$18.9	$1,642.6	$-
U.S. Treasury, government and agency	71.5	1.1	2.2	70.4	-
States and political subdivisions	19.4	-	1.3	18.1	-
Foreign governments	4.1	.1	.1	4.1	-
Commercial mortgage-backed	120.2	-	56.7	63.5	.2
Residential mortgage-backed (1)	49.0	1.2	-	50.2	-
Asset-backed (2)	9.7	.6	.1	10.2	-
Redeemable preferred stock	123.4	-	20.5	102.9	-
Total at December 31, 2009	$1,986.2	$75.6	$99.8	$1,962.0	$.2

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $15.4 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

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

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$95.4	$96.8
Due in years two through five	720.7	769.7
Due in years six through ten	728.6	788.7
Due after ten years	141.7	150.2
Subtotal	1,686.4	1,805.4
Commercial mortgage-backed securities	114.6	42.8
Residential mortgage-backed securities	39.8	42.0
Asset-backed securities	9.7	10.9
Total	$1,850.5	$1,901.1

For the first half of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $20.9 million and $29.0 million, respectively.  Gross gains of $1.0 million and $1.8 million and gross losses of $0.2 million and zero were realized on these sales for the first half of 2010 and 2009, respectively. The change in unrealized investment gains related to fixed maturities classified as AFS for the first half of 2010 and 2009 amounted to $61.2 million and $101.4 million, respectively.

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

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

MLOA recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)

Credit losses recognized in earnings	$2.7	$13.0	$5.9	$13.0
Non-credit losses recognized in OCI	.1	-	.5	-
Total OTTI	$2.8	$13.0	$6.4	$13.0

At June 30, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as MLOA did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA at dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2010	2009
	(In Millions)

Balances at January 1,	$(53.6)	$(32.8)
Previously recognized impairments on securities that matured, paid, prepaid or sold	-	-
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(3.1)	-
Additional impairments this period on securities previously impaired	-	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balance at March 31,	(56.7)	(32.8)
Cumulative adjustment related to adoption on new accounting guidance on April 1, 2009	-	13.6
Previously recognized impairments on securities that matured, paid, prepaid or sold	25.1	-
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(1.5)	(13.0)
Additional impairments this period on securities previously impaired	(1.2)	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at June 30,	$(34.3)	$(32.2)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$.2	$(.4)
All other	36.8	(23.8)
Equity securities	-	-
Net Unrealized Gains (Losses)	$37.0	$(24.2)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Gain
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2010	$(.8)	$1.0	$-	$(.1)	$.1
Net investment gains
arising during the period	2.4	-	-	-	2.4
Reclassification adjustment for
OTTI losses:
Included in Net earnings	(1.2)	-	-	-	(1.2)
Excluded from Net earnings (1)	(.1)	-	-	-	(.1)
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(1.0)	-	-	(1.0)
Deferred income taxes	-	-	-	-	-
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2010	$.3	$-	$-	$(.1)	$.2

Balance, January 1, 2010	$(.3)	$.1	$-	$.1	$(.1)
Net investment gains
arising during the period	2.3	-	-	-	2.3
Reclassification adjustment for
OTTI losses:
Included in Net earnings	(1.2)	-	-	-	(1.2)
Excluded from Net earnings (1)	(.5)	-	-	-	(.5)
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(.1)	-	-	(.1)
Deferred income taxes	-	-	-	(.2)	(.2)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2010	$.3	$-	$-	$(.1)	$.2

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

AOCI
	Net			Deferred	Gain
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
(In Millions)

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance on April 1, 2009	-	-	-	-	-
Net investment gains
arising during the period	.4	-	-	-	.4
Reclassification adjustment for
OTTI losses:
Included in Net earnings	-	-	-	-	-
Excluded from Net earnings (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC/VOBA	-	(.1)	-	-	(.1)
Deferred income taxes	-	-	-	(.1)	(.1)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2009	$.4	$(.1)	$-	$(.1)	$.2

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Gain
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, March 31, 2010	$2.4	$(2.9)	$-	$.2	$(.3)
Net investment gains
arising during the period	32.8	-	-	-	32.8
Reclassification adjustment for
OTTI losses:
Included in Net earnings	1.5	-	-	-	1.5
Excluded from Net earnings (1)	.1	-	-	-	.1
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	.7	-	-	.7
Deferred income taxes	-	-	-	(12.3)	(12.3)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2010	36.8	(2.2)	-	(12.1)	22.5

Balance, January 1, 2010	$(23.8)	$7.5	$-	$5.7	$(10.6)
Net investment gains
arising during the period	57.4	-	-	-	57.4
Reclassification adjustment for
OTTI losses:
Included in Net earnings	2.7	-	-	-	2.7
Excluded from Net earnings (1)	.5	-	-	-	.5
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(9.7)	-	-	(9.7)
Deferred income taxes	-	-	-	(17.8)	(17.8)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2010	$36.8	(2.2)	-	(12.1)	22.5

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, March 31, 2009	$(269.2)	$68.2	$-	$70.3	$(130.7)
Cumulative impact of implementing
new guidance on April 1, 2009	(13.6)	3.8	-	3.4	(6.4)
Net investment gains
arising during the period	152.6	-	-	-	152.6
Reclassification adjustment for
OTTI losses:
Included in Net earnings	(13.2)	-	-	-	(13.2)
Excluded from Net earnings (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC/VOBA	-	(37.3)	-	-	(37.3)
Deferred income taxes	-	-	-	(37.7)	(37.7)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2009	$(143.4)	$34.7	$-	$36.0	$(72.7)

Balance, January 1, 2009	$(244.4)	$62.2	$-	$63.8	$(118.4)
Cumulative impact of implementing
new guidance on April 1, 2009	(13.6)	3.8	-	3.4	(6.4)
Net investment gains
arising during the period	129.4	-	-	-	129.4
Reclassification adjustment for
OTTI losses:
Included in Net earnings	(14.8)	-	-	-	(14.8)
Excluded from Net earnings (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC/VOBA	-	(31.3)	-	-	(31.3)
Deferred income taxes	-	-	-	(31.2)	(31.2)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2009	$(143.4)	$34.7	$-	$36.0	$(72.7)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 102 issues at June 30, 2010 and the 145 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$50.3	$(2.1)	$59.6	$(3.7)	$109.9	$(5.8)
U.S. Treasury,
government and agency	-	-	1.9	(.1)	1.9	(.1)
States and political
subdivisions	14.8	(.3)	-	-	14.8	(.3)
Foreign governments	-	-	2.0	(.1)	2.0	(.1)
Commercial mortgage-backed	1.0	(.8)	39.9	(71.0)	40.9	(71.8)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	-	-	.6	-	.6	-
Redeemable
preferred stock	-	-	94.2	(13.6)	94.2	(13.6)

Total	$66.1	$(3.2)	$198.2	$(88.5)	$264.3	$(91.7)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$159.5	$(4.4)	$176.7	$(14.5)	$336.2	$(18.9)
U.S. Treasury,
government and agency	39.4	(2.2)	-	-	39.4	(2.2)
States and political
subdivisions	15.3	(1.2)	1.7	(.1)	17.0	(1.3)
Foreign governments	1.9	(.1)	-	-	1.9	(.1)
Commercial mortgage-backed	2.8	(1.4)	60.7	(55.3)	63.5	(56.7)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	5.4	(.1)	-	-	5.4	(.1)
Redeemable
preferred stock	.1	-	97.4	(20.5)	97.5	(20.5)

Total	$224.4	$(9.4)	$336.5	$(90.4)	$560.9	$(99.8)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA, other than securities of the U.S. government, U.S. government agencies and certain securities guaranteed by the U.S. government. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.72% of total investments.  The largest exposure to a single issuer of corporate securities held at June 30, 2010 and December 31, 2009 were $39.9 million and $39.9 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2010 and December 31, 2009, respectively, approximately $236.9 million and $179.0 million, or 12.1% and 9.0%, of the $1,958.3 million and $1,986.2 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $77.5 million and $56.2 million at June 30, 2010 and December 31, 2009, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2010 and December 31, 2009, MLOA owned $4.7 million and $4.8 million, respectively, in RMBS backed by subprime residential mortgage loans and no RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2010, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $3.1 million.

For the second quarter and first half of 2010 and 2009, Net investment income is shown net of investment expenses of $0.9 million, $2.0 million, $1.2 million and $2.3 million, respectively.

Mortgage Loans

Investment valuation allowances for mortgage loans totaled $2.0 million and $2.3 million at June 30, 2010 and December 31, 2009, respectively.

At both June 30, 2010 and December 31, 2009, there were no impaired mortgage loans without investment valuation allowances.  During the first half of 2010 and 2009, respectively, MLOA’s average recorded investment in impaired mortgage loans was $10.6 million and $3.6 million.  Interest income recognized on impaired mortgage loans for the first half of 2010 and 2009, respectively, of $0.2 million and $0.2 million.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At June 30, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $8.5 million and $8.3 million.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$78.5	$81.7
Equity in net earnings	1.9	1.5
Dividends received	(3.2)	(1.3)
Balances, End of Period	$77.2	$81.9

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values of June 30, 2010 and December 31, 2009 were $2.6 million and $2.7 million, respectively.

4)	VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of June 30, 2010 and December 31, 2009:

	Gross	Accumulated
	Carrying	Amortization
	Amount	and Other (1)	Net
	(In Millions)

VOBA

June 30, 2010	$416.5	$(296.7)	$119.8

December 31, 2009	$416.5	$(269.0)	$147.5

(1)	Includes reactivity to unrealized investment gains (losses) and the impact of the December 31, 2005 MODCO recapture.

For the second quarter and first half of 2010 and of 2009, total amortization expense related to VOBA was $6.9 million, $17.7 million, $8.5 million and $7.5 million, respectively.  VOBA amortization is estimated to range between $25.5 million and $14.0 million annually through 2014.

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

Fair Value Measurements at June 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$1,669.6	$20.6	$1,690.2
U.S. Treasury, government
and agency	-	93.7	-	93.7
States and political subdivisions	-	17.4	-	17.4
Foreign governments	-	4.1	-	4.1
Commercial mortgage-backed	-	-	42.8	42.8
Residential mortgage- backed(1)	-	42.0	-	42.0
Asset-backed(2)	-	5.3	5.6	10.9
Redeemable preferred stock	18.9	75.3	-	94.2
Subtotal	18.9	1,907.4	69.0	1,995.3
Other equity investments	.8	-	-	.8
Cash equivalents	51.8	-	-	51.8
GMIB reinsurance contracts	-	-	3.8	3.8
Separate Accounts’ assets	1,648.6	14.2	-	1,662.8
Total Assets	$1,720.1	$1,921.6	$72.8	$3,714.5

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
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

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 46.3% and 49.1% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 51.8% and 48.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2010 and December 31, 2009, respectively, approximately $42.0 million and $50.3 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 1.9% and 2.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2010 and December 31, 2009, respectively, were approximately $19.2 million and $32.5 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $48.4 million and $69.1 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At June 30, 2010, MLOA continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having established ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties of MLOA.  After giving consideration to collateral arrangements, MLOA had no need to adjust the fair value of its GMIB asset at June 30, 2010 to recognize incremental counterparty non-performance risk.

In the first half of 2010, AFS fixed maturities with fair values of $8.6 million and $0.9 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $1.7 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 1.9% of total equity at June 30, 2010.

The table below presents a reconciliation for all Level 3 assets for second quarter and the first half of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

			State and		Residen-
		US Treasury,	Political	Commercial	tial
		Government	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	And Agency	divisions	backed	backed	backed
Discrete second quarter:
Balance, April 1, 2010	$22.4	$-	$-	$49.7	$-	$5.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	.1	-	-
Investment losses, net	-	-	-	(2.7)	-	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	-	-	-	(2.6)	-	-
Other comprehensive
income	.8	-	-	(4.3)	-	-
Purchases/issuances	-	-	-	-	-	-
Sales/settlements	(.4)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	(2.2)	-	-	-	-	-
Balance, June 30, 2010	$20.6	$-	$-	$42.8	$-	$5.6

First six months of 2010:
Balance, January 1, 2010	$23.8	$-	$-	$63.6	$-	$5.5
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	.2	-	-
Investment losses, net	-	-	-	(5.8)	-	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	(.1)	-	-	(5.6)	-	-
Other comprehensive
income	1.2	-	-	(15.2)	-	.2
Purchases/issuances	4.4	-	-	-	-	-
Sales/settlements	(1.8)	-	-	-	-	(.1)
Transfers into/out of
Level 3 (2)	(6.9)	-	-	-	-	-
Balance, June 30, 2010	$20.6	$-	$-	$42.8	$-	$5.6

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-		Other
	able	Other	Invested	GMIB	Separate
	Preferred	Equity	Assets	Reinsurance	Accounts
	Stock	Investments(1)	Other	Contracts	Assets
Discrete second quarter:
Balance, April 1, 2010	$5.4	$-	$-	$.9	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment losses, net	2.1	-	-	-	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	2.8	-
Subtotal	2.1	-	-	2.8	-
Other comprehensive
income	-	-	-	-	-
Purchases/issuances	-	-	-	.1
Sales/settlements	(7.5)	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-
Balance, June 30, 2010	$-	$-	$-	$3.8	$-

First six months of 2010:
Balance, January 1, 2010	$5.4	$-	$-	$1.4	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment losses, net	2.1	-	-	-	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	2.1	-
Subtotal	2.1	-	-	2.1	-
Other comprehensive
income	-	-	-	-	-
Purchases/issuances	-			.3
Sales/settlements	(7.5)	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-
Balance, June 30, 2010	$-	$-	$-	$3.8	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

			State and		Residen-
		US Treasury,	Political	Commercial	tial
		Government	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	And Agency	divisions	backed	backed	backed
Discrete second quarter:
Balance, April 1, 2009	$42.1	$-	$-	$74.0	$-	$5.0
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	.1	-	-
Investment losses, net	-	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	-	-	-	.1	-	-
Other comprehensive
loss	.1	-	-	11.0	-	-
Purchases/issuances and
sales/settlements, net	(.1)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-	-
Balance, June 30, 2009	$42.1	$-	$-	$85.1	$-	$5.0

First six months of 2009:
Balance, January 1, 2009	$51.1	$-	$-	$86.5	$-	$5.0
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	(.1)	-	-	.1	-	-
Investment losses, net	-	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	(.1)	-	-	.1	-	-
Other comprehensive
loss	(1.7)	-	-	(1.5)	-	.1
Purchases/issuances and
sales/settlements, net	(7.2)	-	-	-	-	(.1)
Transfers into/out of
Level 3 (2)	-	-	-	-	-	-
Balance, June 30, 2009	$42.1	$-	$-	$85.1	$-	$5.0

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate
	Preferred	Equity	Invested	Reinsurance	Accounts
	Stock	Investments(1)	Assets	Contracts	Assets
Discrete second quarter:
Balance, April 1, 2009	$-	$-	$-	$7.6	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment losses, net	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(4.7)	-
Subtotal	-	-	-	(4.7)	-
Other comprehensive
loss	-	-	-	-	-
Purchases/issuances and
sales/settlements, net	-	-	-	.1	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-
Balance, June 30, 2009	$-	$-	$-	$3.0	$-

First six months of 2009:
Balance, January 1, 2009	$-	$-	$-	$8.3	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-
Investment losses net	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(5.6)	-
Subtotal	-	-	-	(5.6)	-
Other comprehensive
loss	-	-	-	-	-
Purchases/issuances and
sales/settlements, net	-	-	-	.3	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-
Balance, June 30, 2009	$-	$-	$-	$3.0	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for second quarter and first half of 2010 and 2009 by category for Level 3 assets still held at June 30, 2010 and 2009, respectively:

	Earnings
		Investment	Increase in
	Net	Gains	Fair Value of
	Investment	(Losses),	Reinsurance
	Income	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
Second Quarter 2010
Still Held at June 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
Available-for-sale:
Corporate	$-	$-	$-	$.8
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	(4.3)
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-	-	.1
Redeemable preferred stock	-	-	-	-
Subtotal	-	-	-	(3.4)
Equity securities,
Available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	2.9	-
GMIB reinsurance contracts	-	-	-	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$2.9	$(3.4)

	Earnings
		Investment	Increase in
	Net	Gains	Fair Value of
	Investment	(Losses),	Reinsurance
	Income	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
First Six Months of 2010
Still Held at June 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
Available-for-sale:
Corporate	$-	$-	$-	$1.2
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	(15.2)
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-	-	.2
Redeemable preferred stock	-	-	-	-
Subtotal	-	-	-	(13.8)
Equity securities,
Available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	2.4	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$2.4	$(13.8)

Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of
	Investment	(Losses),	Reinsurance
	Income	Net	Contracts	OCI
(In Millions)
Level 3 Instruments
Second Quarter 2009
Still Held at June 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
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
	(In Millions)
Level 3 Instruments
First Six Months of 2009
Still Held at June 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
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

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the second quarter and first half of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at June 30, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Mortgage loans on real estate	$144.0	$148.4	$149.1	$151.5
Policyholders liabilities:
Investment contracts	316.0	324.5	320.1	317.1
Note payable to affiliate	17.7	17.7	19.7	19.7

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral if lower.

The fair values for MLOA’s SCNILC, which are included in Policyholders’ account balances, are estimated using projected cash flows discounted at rates reflecting current market rates.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$5.1	$2.6	$7.7
Paid guarantee benefits	(.8)	-	(.8)
Other changes in reserve	.4	(.8)	(.4)
Balance at June 30, 2010	$4.7	$1.8	$6.5

Balance at January 1, 2009	$5.6	$3.0	$8.6
Paid guarantee benefits	(1.3)	-	(1.3)
Other changes in reserve	1.3	(1.0)	.3
Balance at June 30, 2009	$5.6	$2.0	$7.6

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$2.8	$2.8
Paid guarantee benefits	(.2)	(.4)
Other changes in reserve	(.6)	.2
Balances, End of Period	$2.0	$2.6

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2010 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$132	$187	N/A	$27	$346
Separate Accounts	$389	$516	N/A	$89	$994
Net amount at risk, gross	$9	$134	N/A	$32	$175
Net amount at risk, net of
amounts reinsured	$9	$105	N/A	$2	$116
Average attained age
of contractholders	64.5	64.8	N/A	64.4	64.6
Percentage of contractholders
over age 70	22.3%	21.8%	N/A	18.6%	21.8%
Contractually specified
interest rates	N/A	N/A	N/A	5%	5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$89	N/A	$89
Net amount at risk, gross	N/A	N/A	$7	N/A	$7
Net amount at risk, net of
amount reinsured	N/A	N/A	$-	N/A	$-
Weighted average years remaining
until annuitization	N/A	N/A	2.5	N/A	2.5
Contractually specified
interest rates	N/A	N/A	5%	N/A	5%

B)   Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$797	$917
Fixed income	126	134
Balanced	18	21
Other	53	60
Total	$994	$1,132

GMIB:
Equity	$66	$73
Fixed income	17	17
Balanced	-	-
Other	6	7
Total	$89	$97

C)   Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both June 30, 2010 and December 31, 2009, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in Future policy benefits and other policyholders liabilities.

7)	RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $13.9 million, $24.7 million, $11.7 million and $26.0 million for the second quarter and first half of 2010 and of 2009, respectively.  At June 30, 2010 and December 31, 2009, MLOA reported a payable to AXA Equitable in connection with its service agreement of $12.2 million and $8.4 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis.  Premiums earned in second quarter and the first six months of 2010 and 2009 under this arrangement were $0.1 million, $0.3 million, $0.4 million and $0.9 million, respectively.  Claims and expenses paid in the same respective periods of 2010 and 2009 were $0.1 million, $0.2 million, $0.5 million and $0.9 million.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda.  MLOA reported $0.1 million, $0.2 million, $0.1 million and $0.2 million of ceded premiums for the second quarter and the first six months of 2010 and of 2009, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $0.5 million, $1.0 million, $0.5 million and $1.0 million for the second quarter and first half of 2010 and of 2009, respectively.

8)	SHARE-BASED COMPENSATION

For the second quarter and first half of 2010 and 2009, MLOA recognized compensation (credit) cost of $(0.1) million, $0.8 million, $0.5 million and $0.4 million, respectively, for share-based payment arrangements.

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

11)	COMPREHENSIVE INCOME

The components of comprehensive income follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Net earnings (loss)	$5.5	$(5.9)	$.9	$10.1

Change in unrealized gains, net of
reclassification adjustment	22.9	60.1	33.1	47.9
Other comprehensive income	22.9	60.1	33.1	47.9

Comprehensive Income	$28.4	$54.2	$34.0	$58.0

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Loss before income taxes was $0.7 million for the first six months of 2010, a decrease of $14.5 million from earnings of $13.8 million for the first half of 2009.  Net earnings were $0.9 million for the first six months of 2010, $9.2 million lower than the $10.1 million reported for the first half of 2009.

Revenues.  Total revenues for the first six months of 2010 increased $15.2 million to $146.2 million from $131.0 million for the first half of 2009.

Universal life and investment-type product policy fee income decreased $1.5 million for the first six months of 2010 to $61.7 million from $63.2 million for the first half of 2009 primarily due to lower fees earned on lower average Separate Account balances.

Net investment income decreased $1.7 million for the first six months of 2010 to $60.4 million from $62.1 million for the first half of 2009 principally due to lower investment income on mortgage loans and fixed maturities.

Investment losses, net decreased $12.3 million for the first six months of 2010 to $1.5 million from $13.8 million for the first six months of 2009 due to lower writedowns on fixed maturities and lower losses on mortgage loans.

Benefits and Other Deductions.  Total benefits and other deductions for the first six months of 2010 increased $29.7 million to $146.9 million from $117.2 million for the first half of 2009.

Policyholders’ benefits increased $6.3 million for the first six months of 2010 to $49.2 million from $42.9 million for the first half of 2009 principally due to higher death benefits.

Interest credited to policyholders’ account balances decreased $2.4 million for the first six months of 2010 to $33.5 million from $35.9 million for the first half of 2009 principally due to lower account values for life and annuity products and the roll over of certain annuity products with multi-year guaranteed rates buckets at lower crediting rates.

Compensation and benefits expense increased $2.2 million to $16.8 million for the first six months of 2010 from $14.6 million for the first half of 2009, due to an increase in stock option expenses.

Commissions increased $2.2 million for the first six months of 2010 to $17.4 million from $15.2 million in the first half of 2009 principally due to higher sales of life products.

Amortization of DAC and VOBA increased $18.6 million for the first six months of 2010 to $25.4 million from $6.8 million for the first half of 2009, primarily due to revised estimates of future reinsurance costs and other updates in 2010.

Other operating costs and expenses increased $3.6 million for the first six months of 2010 to $17.5 million from $13.9 million for the first half of 2009, primarily due to the write-off of a  miscellaneous asset in 2010.

There was an income tax benefit of $1.6 million for the first six months of 2010, a decrease of $5.3 million from a tax expense of $3.7 million in the first half of 2009; the 2010 benefit was primarily due to pre-tax losses in the first half of 2010 as compared to pre-tax earnings in 2009.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products for the first six months of 2010 increased by $2.8 million to $139.2 million for the first six months of 2010 from $136.4 million for the first half of 2009.  The increase resulted from an increase in sales of new life insurance products of $5.2 million and an increase of renewals of life insurance product of $1.2 million partially offset by a decrease in renewals of life insurance products of $3.6 million.

Surrenders and Withdrawals.  When totals for first six months of 2010 are compared to first half of 2009, surrenders and withdrawals decreased from $241.5 million to $194.8 million with a decrease of $26.7 million reported for individual annuities and a $20.0 million decrease for variable and interest-sensitive life products.  The annualized annuities surrender rate decreased to 14.60% in the first six months of 2010 from 17.06% in the first half of 2009 and the variable and interest-sensitive life surrender rates decreased to 8.05% in the first six months of 2010 from 10.68% in the first half of 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in MLOA’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2009 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H of Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.	(Removed and Reserved)

Omitted pursuant to General Instruction H of Form 10-Q.

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 9, 2010	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	August 9, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer