Form 10-K/A
period 2009-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2010-09-17
CIK 835357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2009.
As of March 10, 2010, 2,500,000 shares of the registrant’s Common Stock were outstanding.
REDUCED DISCLOSURE FORMAT:
Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Part I
Item 1
Part IV
Item 15
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a “nationally recognized statistical rating organization.” As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into future registration statements or prospectuses must obtain the consent of the applicable rating agencies. The rating agencies have indicated that they are not providing any consents at this time. The Staff of the Securities and Exchange Commission issued new Compliance & Disclosure Interpretations on July 22, 2010 stating that information constituting “issuer disclosure-related ratings information” will be permitted without the need for rating agencies’ consent. This Annual Report on Form 10-K/A modifies Part I, Item I (Business) of our original filing to delete previous disclosure concerning the financial strength or claims-paying rating of MONY Life Insurance Company of America as it may not be considered to constitute “issuer disclosure-related ratings information.”
This Amendment No.1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than deleting previous disclosure concerning the financial strength or claims-paying rating of MONY Life Insurance Company of America, does not modify or update any other the disclosures in the original Annual Report on Form 10-K in any way.
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

[1]	As used in this Form 10-K, the term “AXA Financial Group” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 and its consolidated subsidiaries, including AXA Equitable Life Insurance Company (“AXA Equitable”). The term “MONY” refers to The MONY Group Inc., a Delaware corporation acquired by AXA Financial on July 8, 2004 that merged with and into AXA Financial on July 22, 2004 (the “MONY Acquisition”), and the term “MONY Companies” means MONY Life, MLOA, U.S. Financial Life Insurance Company and the other subsidiaries of MONY acquired by AXA Financial in the MONY Acquisition. The term “Separate Accounts” refers to the Separate Account investment assets of MLOA excluding the assets held in those Separate Accounts on which MLOA bears the investment risk. The term “General Account Investment Assets” refers to assets held in the General Account associated with MLOA’s continuing operations.

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
Potential Regulatory Initiatives Related to Financial Markets. As discussed above, MLOA’s business is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-

1-3

governmental self-regulatory bodies. In light of the recent financial crisis, various legislative proposals have been introduced that would increase the regulation of financial firms of all types and/or overhaul the regulatory structure and agencies that oversee the financial services industry. In this regard, there is increasing support for federal regulation of the insurance industry by means of an optional or mandatory Federal charter or license. Some legislative proposals currently being considered could, if enacted, give one or more Federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systematically important. This authority could include the ability to impose prudential regulation and/or market conduct regulation. The nature and extent of any changes to the regulatory structure and/or laws or regulations to which the insurance business may in the future be subject cannot be predicted, nor can management predict the effect of any such changes on, among other things, the way business is conducted, products are offered or capital is managed.
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

1-5

Part IV, Item 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      Exhibit Index

Number	Description
31.1	Section 302 Certification made by the registrant’s Chief Executive Officer

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer

15-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2010	MONY LIFE INSURANCE COMPANY OF AMERICA
	By:	/s/ Christopher M. Condron
	Name:	Christopher M. Condron
Chairman of the Board, President and Chief Executive Officer, Director