Form 10-Q
period 2010-09-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2010-11-10
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2010

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
Yes	[ ]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[X]

As of November 10, 2010, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

PART I    FINANCIAL INFORMATION
Item 1: Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at fair value	$2,039.5	$1,962.0
Mortgage loans on real estate	143.9	149.1
Policy loans	128.8	124.6
Other invested assets	79.3	81.4
Total investments	2,391.5	2,317.1
Cash and cash equivalents	34.9	56.9
Amounts due from reinsurers	139.1	135.8
Deferred policy acquisition costs	185.2	173.8
Value of business acquired	109.1	147.5
Other assets	31.2	29.6
Separate Accounts’ assets	1,765.9	1,832.2

Total Assets	$4,656.9	$4,692.9

LIABILITIES
Policyholders’ account balances	$1,687.4	$1,773.9
Future policy benefits and other policyholders liabilities	367.9	360.1
Other liabilities	47.1	37.0
Note payable to affiliate	16.7	19.7
Income taxes payable	134.0	99.9
Separate Accounts’ liabilities	1,765.9	1,832.2
Total liabilities	4,019.0	4,122.8

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2.5	2.5
Capital in excess of par value	512.3	511.8
Retained earnings	54.4	66.8
Accumulated other comprehensive income (loss)	68.7	(11.0)
Total shareholder’s equity	637.9	570.1

Total Liabilities and Shareholder’s Equity	$4,656.9	$4,692.9

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

REVENUES
Universal life and investment-type product
policy fee income	$31.3	$34.7	$93.0	$97.9
Premiums	10.1	8.9	28.5	30.0
Net investment income	29.5	29.9	89.9	92.0
Investment losses, net:
Total other-than-temporary impairment losses	(30.2)	(32.3)	(36.6)	(45.3)
Portion of loss recognized in other
comprehensive income	1.2	-	1.7	-
Net impairment losses recognized	(29.0)	(32.3)	(34.9)	(45.3)
Other investment gains (losses), net	.2	.1	4.6	(.7)
Total investment losses, net	(28.8)	(32.2)	(30.3)	(46.0)
Other income	1.6	3.9	6.4	7.6
(Decrease) increase in fair value of reinsurance contracts	(1.7)	(.6)	.7	(5.9)
Total revenues	42.0	44.6	188.2	175.6

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	20.6	19.6	69.8	62.5
Interest credited to policyholders’ account balances	18.6	17.3	52.1	53.2
Compensation and benefits	7.2	7.1	24.0	21.7
Commissions	8.6	7.6	26.0	22.8
Interest expense	.3	.3	.9	1.1
Amortization of deferred policy acquisition costs
and value of business acquired	7.3	14.5	32.7	21.3
Capitalization of deferred policy acquisition costs	(7.3)	(7.8)	(22.3)	(22.6)
Rent expense	1.1	1.3	2.6	3.2
Other operating costs and expenses	7.1	6.1	24.6	20.0
Total benefits and other deductions	63.5	66.0	210.4	183.2

Loss before income taxes	(21.5)	(21.4)	(22.2)	(7.6)
Income tax benefit	8.2	9.7	9.8	6.0

Net Loss	$(13.3)	$(11.7)	$(12.4)	$(1.6)

See Notes to Financial Statements.

 MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	511.8	510.8
Changes in capital in excess of par value	.5	.4
Capital in excess of par value, end of period	512.3	511.2

Retained earnings, beginning of year	66.8	55.5
Net loss	(12.4)	(1.6)
Impact of implementing new accounting guidance, net of taxes	-	6.4
Retained earnings, end of period	54.4	60.3

Accumulated other comprehensive loss, beginning of year	(11.0)	(118.4)
Impact of implementing new accounting guidance, net of taxes	-	(6.4)
Other comprehensive income	79.7	116.9
Accumulated other comprehensive income (loss), end of period	68.7	(7.9)

Total Shareholder’s Equity, End of Period	$637.9	$566.1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net loss	$(12.4)	$(1.6)
Adjustments to reconcile net loss to net cash used in
operating activities:
Interest credited to policyholders’ account balances	52.1	53.2
Universal life and investment-type product policy fee income	(93.0)	(97.9)
Change in accrued investment income	(3.2)	(3.4)
Investment losses, net	30.3	46.0
Change in deferred policy acquisition costs and
value of business acquired	10.4	(1.3)
Change in future policy benefits	(2.4)	(4.4)
Change in other policyholders liabilities	(2.4)	(5.3)
Change in income tax payable	(9.8)	(5.6)
Provision for depreciation and amortization	3.5	4.5
Dividend from AllianceBernstein	4.2	2.6
Other, net	13.7	(13.1)

Net cash used in operating activities	(9.0)	(26.3)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	35.7	85.5
Sales of investments	99.1	59.7
Purchases of investments	(99.9)	(180.2)
Other, net	(5.9)	(2.9)

Net cash provided by (used in) investing activities	29.0	(37.9)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	142.7	136.1
Withdrawals and transfers to Separate Accounts	(181.6)	(123.4)
Repayment of note to affiliate	(3.1)	(2.9)

Net cash (used in) provided by financing activities	(42.0)	9.8

Change in cash and cash equivalents	(22.0)	(54.4)
Cash and cash equivalents, beginning of year	56.9	115.9

Cash and Cash Equivalents, End of Period	$34.9	$61.5

Supplemental cash flow information:
Interest Paid	$.9	$1.1
Schedule of non-cash financing activities:
Shared-based Programs	$.5	$.4

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The terms “third quarter 2010” and “third quarter 2009” refer to the three months ended September 30, 2010 and 2009, respectively.  The terms “first nine months of 2010” and “first nine months of 2009” refer to the nine months ended September 30, 2010 and 2009, respectively.

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

Loss from continuing operations, net of income taxes, and Net loss attributable to MLOA for third quarter and first nine months of 2009 reflected no increases from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The financial statements have been modified to separately present the total OTTI recognized in Investment losses net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the statements of earnings, and to present the OTTI recognized in AOCI on the face of the statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

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

In July 2010, the FASB issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses.  These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans.  Several new terms critical to the application of these disclosures, such as "portfolio segments" and "classes," were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for purpose of reporting this information.  Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the lending arrangement modification disclosures, that are effective in the first interim reporting period beginning after December 15, 2010, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010.  Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption.  Management is currently evaluating the reporting impact of implementation.

In October 2010, the FASB issued new  guidance for accounting for costs associated with acquiring or renewing insurance contracts, which amends current accounting guidance for insurance companies, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are:

•	incremental direct costs of the contract acquisition (i.e., would not have been incurred had the acquisition activity not occurred),
•	a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or
•	direct-response advertising costs as defined in current accounting guidance for capitalized advertising costs.

An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period.  Management is currently evaluating the impact of adoption.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS at September 30, 2010 or at December 31, 2009.

Available-for Sale-Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(In Millions)
September 30, 2010:
Fixed maturities:
Corporate	$1,592.8	$158.9	$2.1	$1,749.6	$-
U.S. Treasury, government and agency (4)	87.1	3.6	-	90.7	-
States and political subdivisions	20.9	.4	-	21.3	-
Foreign governments	4.1	.2	-	4.3	-
Commercial mortgage-backed	85.6	.1	45.7	40.0	1.9
Residential mortgage-backed (1)	36.5	1.8	-	38.3	-
Asset-backed (2)	9.7	1.4	-	11.1	-
Redeemable preferred stock	88.0	-	3.8	84.2	-
Total at September 30, 2010	$1,924.7	$166.4	$51.6	$2,039.5	$1.9

December 31, 2009
Fixed maturities:
Corporate	$1,588.9	$72.6	$18.9	$1,642.6	$-
U.S. Treasury, government and agency	71.5	1.1	2.2	70.4	-
States and political subdivisions	19.4	-	1.3	18.1	-
Foreign governments	4.1	.1	.1	4.1	-
Commercial mortgage-backed	120.2	-	56.7	63.5	.2
Residential mortgage-backed (1)	49.0	1.2	-	50.2	-
Asset-backed (2)	9.7	.6	.1	10.2	-
Redeemable preferred stock	123.4	-	20.5	102.9	-
Total at December 31, 2009	$1,986.2	$75.6	$99.8	$1,962.0	$.2

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $15.4 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

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

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at September 30, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$111.5	$112.9
Due in years two through five	690.9	749.1
Due in years six through ten	752.0	840.2
Due after ten years	150.5	163.7
Subtotal	1,704.9	1,865.9
Commercial mortgage-backed securities	85.6	40.0
Residential mortgage-backed securities	36.5	38.3
Asset-backed securities	9.7	11.1
Total	$1,836.7	$1,955.3

For the first nine months of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $63.1 million and $60.0 million, respectively.  Gross gains of $3.1 million and $4.3 million and gross losses of $2.2 million and $2.8 million were realized on these sales for the first nine months of 2010 and 2009, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first nine months of 2010 and 2009 amounted to $139.0 million and $226.4 million, respectively.

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

MLOA recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Credit losses recognized in earnings	$29.0	$32.3	$34.9	$45.3
Non-credit losses recognized in OCI	1.2	-	1.7	-
Total OTTI	$30.2	$32.3	$36.6	$45.3

At September 30, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as MLOA did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA, at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2010	2009
	(In Millions)

Balance at January 1,	$(53.6)	$(32.8)
Cumulative adjustment related to implementing new accounting guidance on April 1, 2009	-	13.6
Previously recognized impairments on securities that matured, paid, prepaid or sold	25.1	-
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(4.7)	(13.0)
Additional impairments this period on securities previously impaired	(1.2)	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at June 30,	(34.4)	(32.2)
Previously recognized impairments on securities that matured, paid, prepaid or sold	-	2.1
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	-	(32.2)
Additional impairments this period on securities previously impaired	(29.0)	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balance at September 30,	$(63.4)	$(62.3)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(1.5)	$(.4)
All other	116.3	(23.8)
Equity securities	-	-
Net Unrealized Gains (Losses)	$114.8	$(24.2)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, July 1, 2010	$.3	$-	$-	$(.1)	$.2
Net investment gains
arising during the period	(.6)	-	-	-	(.6)
Reclassification adjustment for
OTTI losses:
Included in Net loss	-	-	-	-	-
Excluded from Net loss (1)	(1.2)	-	-	-	(1.2)
Impact of net unrealized investment
gains on:
DAC and VOBA	-	.1	-	-	.1
Deferred income taxes	-	-	-	.6	.6
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2010	$(1.5)	$.1	$-	$.5	$(.9)

Balance, January 1, 2010	$(.3)	$.1	$-	$.1	$(.1)
Net investment gains
arising during the period	(.7)	-	-	-	(.7)
Reclassification adjustment for
OTTI losses:
Included in Net loss	1.2	-	-	-	1.2
Excluded from Net loss (1)	(1.7)	-	-	-	(1.7)
Impact of net unrealized investment
gains on:
DAC and VOBA	-	-	-	-	-
Deferred income taxes	-	-	-	.4	.4
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2010	$(1.5)	$.1	$-	$.5	$(.9)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Gain
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	(Liability)	Investment
	Investments	VOBA	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, July 1, 2009	$(30.3)	$7.3	$-	$8.0	$(15.0)
Net investment gains
arising during the period	-
Reclassification adjustment for
OTTI losses:
Included in Net loss	32.1	-	-	-	32.1
Excluded from Net loss (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(7.4)	-	-	(7.4)
Deferred income taxes	-	-	-	(8.6)	(8.6)
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2009	$1.8	$(.1)	$-	$(.6)	$1.1

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance	(11.9)	3.3	-	3.0	(5.6)
Net investment gains
arising during the period	13.7	-	-	-	13.7
Reclassification adjustment for
OTTI losses:
Included in Net loss	-	-	-	-	-
Excluded from Net loss (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(3.4)	-	-	(3.4)
Deferred income taxes	-	-	-	(3.6)	(3.6)
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2009	$1.8	$(.1)	$-	$(.6)	$1.1

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net				Gain
	Unrealized			Deferred	Related to Net
	Gains			Income	Unrealized
	(Losses) on	DAC and	Policyholders	Tax	Investment
	Investments	VOBA	Liabilities	Liability	Gains (Losses)
	(In Millions)

Balance, July 1, 2010	$36.8	$(2.2)	$-	$(12.1)	$22.5
Net investment gains
arising during the period	49.4	-	-	-	49.4
Reclassification adjustment for
OTTI losses:
Included in Net loss	28.9	-	-	-	28.9
Excluded from Net loss (1)	1.2	-	-	-	1.2
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(6.8)	-	-	(6.8)
Deferred income taxes	-	-	-	(25.5)	(25.5)
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2010	$116.3	$(9.0)	$-	$(37.6)	$69.7

Balance, January 1, 2010	$(23.8)	$7.5	$-	$5.7	$(10.6)
Net investment gains
arising during the period	106.8	-	-	-	106.8
Reclassification adjustment for
OTTI losses:
Included in Net loss	31.6	-	-	-	31.6
Excluded from Net loss (1)	1.7	-	-	-	1.7
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(16.5)	-	-	(16.5)
Deferred income taxes	-	-	-	(43.3)	(43.3)
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2010	$116.3	$(9.0)	$-	$(37.6)	$69.7

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, July 1, 2009	$(112.8)	$27.2	$-	$29.9	$(55.7)
Net investment gains
arising during the period	92.7	-	-	-	92.7
Reclassification adjustment for
OTTI losses:
Included in Net loss	.3	-	-	-	.3
Excluded from Net loss (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(20.9)	-	-	(20.9)
Deferred income taxes	-	-	-	(25.2)	(25.2)
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2009	$(19.8)	$6.3	$-	$4.7	$(8.8)

Balance, January 1, 2009	$(244.4)	$62.2	$-	$63.8	$(118.4)
Cumulative impact of implementing
new guidance	(1.7)	.5	-	.4	(.8)
Net investment gains
arising during the period	183.0	-	-	-	183.0
Reclassification adjustment for
OTTI losses:
Included in Net loss	43.3	-	-	-	43.3
Excluded from Net loss (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC and VOBA	-	(56.4)	-	-	(56.4)
Deferred income taxes	-	-	-	(59.5)	(59.5)
Policyholders liabilities	-	-	-	-	-
Balance, September 30, 2009	$(19.8)	$6.3	$-	$4.7	$(8.8)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 92 issues at September 30, 2010 and the 145 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$-	$-	$66.6	$(2.1)	$66.6	$(2.1)
U.S. Treasury,
government and agency	-	-	1.9	-	1.9	-
States and political
subdivisions	-	-	3.3	-	3.3	-
Foreign governments	-	-	-	-	-	-
Commercial mortgage-backed	-	-	38.4	(45.7)	38.4	(45.7)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	-	-	.6	-	.6	-
Redeemable preferred stock	-	-	76.9	(3.8)	76.9	(3.8)

Total	$-	$-	$187.7	$(51.6)	$187.7	$(51.6)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$159.5	$(4.4)	$176.7	$(14.5)	$336.2	$(18.9)
U.S. Treasury,
government and agency	39.4	(2.2)	-	-	39.4	(2.2)
States and political
subdivisions	15.3	(1.2)	1.7	(.1)	17.0	(1.3)
Foreign governments	1.9	(.1)	-	-	1.9	(.1)
Commercial mortgage-backed	2.8	(1.4)	60.7	(55.3)	63.5	(56.7)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	5.4	(.1)	-	-	5.4	(.1)
Redeemable preferred stock	.1	-	97.4	(20.5)	97.5	(20.5)

Total	$224.4	$(9.4)	$336.5	$(90.4)	$560.9	$(99.8)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA, other than securities of the U.S. government, U.S. government agencies and certain securities guaranteed by the U.S. government. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.15% of total investments.  The largest exposure to a single issuer of corporate securities held at September 30, 2010 and December 31, 2009 were $27.5 million and $39.9 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At September 30, 2010 and December 31, 2009, respectively, approximately $191.6 million and $179.0 million, or 10.0% and 9.0%, of the $1,924.7 million and $1,986.2 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $43.1 million and $56.2 million at September 30, 2010 and December 31, 2009, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At September 30, 2010 and December 31, 2009, MLOA owned $4.7 million and $4.8 million, respectively, in RMBS backed by subprime residential mortgage loans and no RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2010, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $3.1 million.

For the third quarter and first nine months of 2010 and 2009, Net investment income is shown net of investment expenses of $1.2 million, $3.2 million, $1.2 million and $3.5 million, respectively.

Mortgage Loans

Investment valuation allowances for mortgage loans totaled $2.0 million and $2.3 million at September 30, 2010 and December 31, 2009, respectively.

At both September 30, 2010 and December 31, 2009, there were no impaired mortgage loans without investment valuation allowances.  During the first nine months of 2010 and 2009, respectively, MLOA’s average recorded investment in impaired mortgage loans was $10.6 million and $5.4 million.  Interest income recognized on impaired mortgage loans for the first nine months of 2010 and 2009, respectively, of $0.4 million and $0.2 million.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At September 30, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $8.5 million and $8.3 million.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$78.5	$81.7
Equity in net earnings	2.5	3.4
Dividends received	(4.2)	(2.6)
Balances, End of Period	$76.8	$82.5

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values of September 30, 2010 and December 31, 2009 were $2.4 million and $2.7 million, respectively.

4)       VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of September 30, 2010 and December 31, 2009:

	Gross	Accumulated
	Carrying	Amortization
	Amount	and Other (1)	Net
	(In Millions)

VOBA

September 30, 2010	$416.5	$(307.4)	$109.1

December 31, 2009	$416.5	$(269.0)	$147.5

(1)	Includes reactivity to unrealized investment gains (losses) and the impact of the December 31, 2005 MODCO recapture.

For the third quarter and first nine months of 2010 and of 2009, total amortization expense related to VOBA was $4.2 million, $21.9 million, $7.8 million and $15.2 million, respectively.  VOBA amortization is estimated to range between $25.5 million and $14.0 million annually through 2014.

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

Fair Value Measurements at September 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$1,728.9	$20.7	$1,749.6
U.S. Treasury, government
and agency	-	90.7	-	90.7
States and political subdivisions	-	21.3	-	21.3
Foreign governments	-	4.3	-	4.3
Commercial mortgage-backed	-	-	40.0	40.0
Residential mortgage- backed (1)	-	38.3	-	38.3
Asset-backed (2)	-	5.4	5.7	11.1
Redeemable preferred stock	20.8	63.4	-	84.2
Subtotal	20.8	1,952.3	66.4	2,039.5
Other equity investments	.9	-	-	.9
Cash equivalents	30.6	-	-	30.6
GMIB reinsurance contracts	-	-	2.1	2.1
Separate Accounts’ assets	1,751.6	14.3	-	1,765.9
Total Assets	$1,803.9	$1,966.6	$68.5	$3,839.0

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$1,618.9	$23.7	$1,642.6
U.S. Treasury, government
and agency	-	70.4	-	70.4
States and political subdivisions	-	18.1	-	18.1
Foreign governments	-	4.1	-	4.1
Commercial mortgage-backed	-	-	63.5	63.5
Residential mortgage-backed (1)	-	50.2	-	50.2
Asset-backed (2)	-	4.7	5.5	10.2
Redeemable preferred stock	17.3	80.0	5.6	102.9
Subtotal	17.3	1,846.4	98.3	1,962.0
Other equity investments	.8	-	-	.8
Cash equivalents	51.5	-	-	51.5
GMIB reinsurance contracts	-	-	1.4	1.4
Separate Accounts’ assets	1,817.5	14.7	-	1,832.2
Total Assets	$1,887.1	$1,861.1	$99.7	$3,847.9

(1)   Includes publicly traded agency pass-through securities and collateralized obligations.
(2)   Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 47.0% and 49.1% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 51.3% and 48.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At September 30, 2010 and December 31, 2009, respectively, approximately $38.3 million and $50.1 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 1.7% and 2.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2010 and December 31, 2009, respectively, were approximately $19.2 million and $32.5 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $45.6 million and $69.1 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At September 30, 2010, MLOA continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having established ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties of MLOA.  After giving consideration to collateral arrangements, MLOA had no need to adjust the fair value of its GMIB asset at September 30, 2010 to recognize incremental counterparty non-performance risk.

In the first nine months of 2010, AFS fixed maturities with fair values of $8.6 million and $0.9 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $1.7 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 1.8% of total equity at September 30, 2010.

The table below presents a reconciliation for all Level 3 assets for third quarter and the first nine months of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

			State and		Residen-
		US Treasury,	Political	Commercial	tial
		Government	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	And Agency	divisions	backed	backed	backed
Discrete third quarter:
Balance, July 1, 2010	$20.6	$-	$-	$42.8	$-	$5.6
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	-	-	-	-
Investment losses, net	-	-	-	(29.0)	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	-	-	-	(29.0)	-	-
Other comprehensive
income	.3	-	-	26.2	-	.1
Purchases/issuances	-	-	-	-	-	-
Sales/settlements	(.2)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-	-
Balance, September 30, 2010	$20.7	$-	$-	$40.0	$-	$5.7

First nine months of 2010:
Balance, January 1, 2010	$23.8	$-	$-	$63.6	$-	$5.5
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	(.1)	-	-	.2	-	-
Investment losses, net	-	-	-	(34.9)	-	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	(.1)	-	-	(34.7)	-	-
Other comprehensive
income	1.5	-	-	11.1	-	.3
Purchases/issuances	4.4	-	-	-	-	-
Sales/settlements	(2.0)	-	-	-	-	(.1)
Transfers into/out of
Level 3 (2)	(6.9)	-	-	-	-	-
Balance, September 30, 2010	$20.7	$-	$-	$40.0	$-	$5.7

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-		Other
	able	Other	Invested	GMIB	Separate
	Preferred	Equity	Assets	Reinsurance	Accounts
	Stock	Investments(1)	Other	Contracts	Assets
Discrete third quarter:
Balance, July 1, 2010	$-	$-	$-	$3.8	$-
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	-	-	-
Investment losses, net	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(1.7)	-
Subtotal	-	-	-	(1.7)	-
Other comprehensive
income	-	-	-	-	-
Purchases/issuances	-	-	-	-
Sales/settlements	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-
Balance, September 30, 2010	$-	$-	$-	$2.1	$-

First nine months of 2010:
Balance, January 1, 2010	$5.4	$-	$-	$1.4	$-
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	-	-	-
Investment losses, net	2.1	-	-	-	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	.7	-
Subtotal	2.1	-	-	.7	-
Other comprehensive
income	-	-	-	-	-
Purchases/issuances	-	-	-	-
Sales/settlements	(7.5)	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-
Balance, September 30, 2010	$-	$-	$-	$2.1	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	US Treasury, Government And Agency	State and Political Sub- divisions	Commercial Mortgage- backed	Residen- tial Mortgage backed	Asset- backed

Discrete third quarter:
Balance, July 1, 2009	$42.1	$-	$-	$85.1	$-	$5.0
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	-	.1	-	-
Investment losses, net	-	-	-	(10.7)	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	-	-	-	(10.6)	-	-
Other comprehensive
income	2.6	-	-	(4.3)	-	.2
Purchases/issuances	-	-	5.0	-	-	-
Sales/settlements	(.2)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-	-
Balance, September 30, 2009	$44.5	$-	$5.0	$70.2	$-	$5.2

First nine months of 2009:
Balance, January 1, 2009	$51.1	$-	$-	$86.5	$-	$5.0
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	(.1)	-	-	.2	-	-
Investment losses, net	-	-	-	(10.7)	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-
Subtotal	(.1)	-	-	(10.5)	-	-
Other comprehensive
income	1.0	-	-	(5.8)	-	.2
Purchases/issuances	-	-	5.0	-	-	-
Sales/settlements	(7.5)	-	-	-	-	-
Transfers into/out of
Level 3 (2)	-	-	-	-	-	-
Balance, September 30, 2009	$44.5	$-	$5.0	$70.2	$-	$5.2

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Contracts	Separate Accounts Assets

Discrete third quarter:
Balance, July 1, 2009	$-	$-	$-	$3.0	$-
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	-	-	-
Investment losses, net	(21.6)	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(.7)	-
Subtotal	(21.6)	-	-	(.7)	-
Other comprehensive
income	24.5	-	-	-	-
Purchases/issuances	-	-	-	.2	-
Sales/settlements	-	-	-	-	-
Transfers into/out of
Level 3 (2)	6.0	-	-	-	-
Balance, September 30, 2009	$8.9	$-	$-	$2.5	$-

First nine months of 2009:
Balance, January 1, 2009	$-	$-	$-	$8.3	$-
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	-	-	-
Investment losses net	(21.6)	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(6.3)	-
Subtotal	(21.6)	-	-	(6.3)	-
Other comprehensive
income	19.1	-	-	-	-
Purchases/issuances	-	-	-	.5	-
Sales/settlements	-	-	-	-	-
Transfers into/out of
Level 3 (2)	11.4	-	-	-	-
Balance, September 30, 2009	$8.9	$-	$-	$2.5	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for third quarter and first nine months of 2010 and 2009 by category for Level 3 assets still held at September 30, 2010 and 2009, respectively:

	Loss
			Decrease in
	Net	Investment	Fair Value of
	Investment	Losses,	Reinsurance
	Income	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
Third Quarter 2010
Still Held at September 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$.3
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	26.2
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-	-	.1
Redeemable preferred stock	-	-	-	-
Subtotal	-	-	-	26.6
Equity securities,
available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(1.7)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(1.7)	$26.6

	Loss
			Increase in
	Net	Investment	Fair Value of
	Investment	Losses,	Reinsurance
	Income	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
First Nine Months of 2010
Still Held at September 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$1.5
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	11.0
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-	-	.2
Redeemable preferred stock	-	-	-	-
Subtotal	-	-	-	12.7
Equity securities,
available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	.7	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$.7	$12.7

	Loss
			Decrease in
	Net	Investment	Fair Value of
	Investment	Losses,	Reinsurance
	Income	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
Third Quarter 2009
Still Held at September 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$2.6
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	(4.2)
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-	-	.2
Redeemable preferred stock	-	-	-	24.5
Subtotal	-	-	-	23.1
Equity securities,
available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(.5)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(.5)	$23.1

	Loss
			Decrease in
	Net	Investment	Fair Value of
	Investment	Losses,	Reinsurance
	Income	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
First Nine Months of 2009
Still Held at September 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$1.0
U.S. Treasury, government
and agency	-	-	-	-
State and political
subdivisions	-	-	-	-
Commercial
mortgage-backed	-	-	-	(5.8)
Residential
mortgage-backed	-	-	-	-
Asset-backed	-	-	-	.3
Redeemable preferred stock	-	-	-	19.1
Subtotal	-	-	-	14.6
Equity securities,
available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(5.8)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(5.8)	$14.6

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the third quarter and first nine months of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at September 30, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Mortgage loans on real estate	$143.9	$148.5	$149.1	$151.5
Policyholders liabilities:
Investment contracts	287.1	300.7	320.1	317.1
Note payable to affiliate	16.7	16.7	19.7	19.7

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$5.1	$2.6	$7.7
Paid guarantee benefits	(1.6)	-	(1.6)
Other changes in reserve	1.7	(.6)	1.1
Balance at September 30, 2010	$5.2	$2.0	$7.2

Balance at January 1, 2009	$5.6	$3.0	$8.6
Paid guarantee benefits	(1.7)	-	(1.7)
Other changes in reserve	1.1	(.4)	.7
Balance at September 30, 2009	$5.0	$2.6	$7.6

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$2.8	$2.8
Paid guarantee benefits	(.5)	(.4)
Other changes in reserve	(.1)	-
Balances, End of Period	$2.2	$2.4

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2010 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$133	$184	N/A	$27	$344
Separate Accounts	$405	$535	N/A	$93	$1,033
Net amount at risk, gross	$7	$94	N/A	$24	$125
Net amount at risk, net of
amounts reinsured	$7	$76	N/A	$1	$84
Average attained age
of contractholders	64.5	64.8	N/A	64.4	64.7
Percentage of contractholders
over age 70	22.4%	22.1%	N/A	19.0%	22.1%
Contractually specified
interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$93	N/A	$93
Net amount at risk, gross	N/A	N/A	$4	N/A	$4
Net amount at risk, net of
amount reinsured	N/A	N/A	$-	N/A	$-
Weighted average years remaining
until annuitization	N/A	N/A	2.3	N/A	2.3
Contractually specified
interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$841	$917
Fixed income	123	134
Balanced	19	21
Other	50	60
Total	$1,033	$1,132

GMIB:
Equity	$70	$73
Fixed income	17	17
Balanced	-	-
Other	6	7
Total	$93	$97

C)       Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both September 30, 2010 and December 31, 2009, MLOA had liabilities of $0.5 million for no lapse guarantees reflected in the General Account in Future policy benefits and other policyholders liabilities.

7)	RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $12.0 million, $36.7 million, $11.9 million and $38.0 million for the third quarter and first nine months of 2010 and of 2009, respectively.  At September 30, 2010 and December 31, 2009, MLOA reported a payable to AXA Equitable in connection with its service agreement of $9.7 million and $8.4 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis.  Premiums earned in third quarter and the first nine months of 2010 and 2009 under this arrangement were $(0.1) million, $0.2 million, $(0.3) million and $0.6 million, respectively.  Claims and expenses paid in the same respective periods of 2010 and 2009 were $(0.1) million, $0.1 million, $0.2 million and $1.1 million.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Bermuda.  MLOA reported $0.1 million, $0.3 million, $0.1 million and $0.3 million of ceded premiums for the third quarter and the first nine months of 2010 and of 2009, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $0.5 million, $1.5 million, $0.5 million and $1.5 million for the third quarter and first nine months of 2010 and of 2009, respectively.

8)	SHARE-BASED COMPENSATION

For the third quarter and first nine months of 2010 and 2009, MLOA recognized compensation cost of $0.3 million, $1.1 million, $0.3 million and $0.7 million, respectively, for share-based payment arrangements.

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

11)	COMPREHENSIVE INCOME

The components of comprehensive income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

Net loss	$(13.3)	$(11.7)	$(12.4)	$(1.6)

Change in unrealized gains, net of
reclassification adjustment	46.6	69.0	79.7	116.9
Other comprehensive income	46.6	69.0	79.7	116.9

Comprehensive Income	$33.3	$57.3	$67.3	$115.3

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The income tax benefit increased $3.8 million for the first nine months of 2010 to $9.8 million from $6.0 million in the first nine months of 2009, primarily due to higher pre-tax losses in the first nine months of 2010 as compared to the comparable 2009 period.

Loss before income taxes was $22.2 million for the first nine months of 2010, an increase of $14.6 million from loss of $7.6 million for the first nine months of 2009.  Net Loss was $12.4 million for the first nine months of 2010, $10.8 million higher than the $1.6 million net loss reported for the first nine months of 2009.

Revenues.  Total revenues for the first nine months of 2010 increased $12.6 million to $188.2 million from $175.6 million for the first nine months of 2009.

Universal life and investment-type product policy fee income decreased $4.9 million for the first nine months of 2010 to $93.0 million from $97.9 million for the first nine months of 2009 primarily due to a decrease in initial fee amortization and capitalization as a result of revised estimates of future reinsurance costs in 2010.

Net investment income decreased $2.1 million for the first nine months of 2010 to $89.9 million from $92.0 million for the first nine months of 2009 principally due to lower investment income on mortgage loans and fixed maturities.

Investment losses, net decreased $15.7 million for the first nine months of 2010 to $30.3 million from $46.0 million for the first nine months of 2009 due to lower writedowns on fixed maturities and higher gains on sales of fixed maturities.

Increase (decrease) in fair value of reinsurance contracts increased $6.6 million for the first nine months of 2010 to $0.7 million from $(5.9) million for the first nine months of 2009; both periods changes reflected market fluctuations.

Benefits and Other Deductions.  Total benefits and other deductions for the first nine months of 2010 increased $27.2 million to $210.4 million from $183.2 million for the first nine months of 2009.

Policyholders’ benefits increased $7.3 million for the first nine months of 2010 to $69.8 million from $62.5 million for the first nine months of 2009 principally due to higher death benefits.

Interest credited to policyholders’ account balances decreased $1.1 million for the first nine months of 2010 to $52.1 million from $53.2 million for the first nine months of 2009 principally due to lower account values for annuity products.

Compensation and benefits expense increased $2.3 million to $24.0 million for the first nine months of 2010 from $21.7 million for the first nine months of 2009 due to an increase in share based and other compensation payments.

Commissions increased $3.2 million for the first nine months of 2010 to $26.0 million from $22.8 million in the first nine months of 2009 principally due to higher sales of  individual life products.

Amortization of DAC and VOBA increased $11.4 million for the first nine months of 2010 to $32.7 million from $21.3 million for the first nine months of 2009, primarily due to revised estimates of future reinsurance costs and other updates in 2010.

Other operating costs and expenses increased $4.6 million for the first nine months of 2010 to $24.6 million from $20.0 million for the first nine months of 2009, primarily due to the write-off of a miscellaneous asset in 2010.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products increased by $1.2 million from $204.0 million during the first nine months of 2009 to $205.2 million for the first nine months of 2010.  The increase resulted from an increase in sales of new life insurance products of $5.6 million partially offset by a decrease in renewals of life insurance products of $4.4 million.

Surrenders and Withdrawals.  When totals for first nine months of 2010 are compared to first nine months of 2009, surrenders and withdrawals decreased from $320.2 million to $311.2 million with a decrease of $0.8 million reported for individual annuities and a $8.2 million decrease for variable and interest-sensitive life products.  The annualized annuities surrender rate increased to 16.34% in the first nine months of 2010 from 15.6% in the first nine months of 2009 and the variable and interest-sensitive life surrender rates decreased to 8.28% in the first nine months of 2010 from 9.14% in the first nine months of 2009.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures were effective as of September 30, 2010.

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

Date:	November 10, 2010	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	November 10, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer