Form 10-K
period 2010-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2011-03-10
CIK 835357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2010.

As of March 10, 2011, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	1-1
	Overview	1-1
	Products	1-1
	Competition	1-3
	Regulation	1-3
	Employees	1-5
	Parent Company	1-5
	Other Information	1-5
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	(Removed and Reserved)	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data*	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management Narrative”)	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	9-1
Item 9A.	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance*	10-1
Item 11.	Executive Compensation*	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	13-1
Item 14.	Principal Accountant Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures	S-1
Index to Exhibits	E-1

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

ii

Part I, Item 1.

BUSINESS1

OVERVIEW

MONY Life Insurance Company of America (“MLOA”) is an Arizona stock life insurance company and a wholly owned subsidiary of MONY Life Insurance Company (“MONY Life”).  MLOA’s primary business is to provide life insurance and annuity products to both individuals and businesses.  MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico.  As of December 31, 2010, MLOA had approximately 196,383 insurance policies and annuity contracts in force.

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

Variable life and variable annuity policyholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts.  The investment options available to MLOA’s variable life and variable annuity policyholders are comprised of the proprietary fund families of EQ Advisors Trust, AXA Premier VIP Trust and various non-proprietary fund families.  MLOA’s variable life insurance contracts had 63 investment options and MLOA’s variable annuity contracts had 51 investment options as of December 31, 2010.  Depending on the investment options available under the specific contract, variable policyholders may allocate their funds among a wide variety of these investment options.

Distribution

MLOA’s annuity and life insurance products are distributed through financial professionals associated with AXA Advisors, LLC (“AXA Advisors”), an affiliated broker-dealer, and AXA Network, LLC (“AXA Network”), an affiliated insurance agency.  As of December 31, 2010, AXA Advisors and AXA Network had approximately 5,287 financial professionals.

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

1-1

Reinsurance

MLOA reinsures most of its variable life, interest-sensitive life and term life insurance policies on an excess of retention basis.  In 2010, MLOA generally retained up to a maximum of $4 million of risk on single-life policies and up to a maximum of $6 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $20 million of risk on single-life policies and up to a maximum of $25 million on second-to-die policies.  For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is typically sought.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by MLOA in exchange for an agreed-upon premium.  MLOA is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.52% of the total policy life reserves of MLOA.

MLOA also continues to reinsure a portion of its exposure on variable annuity products that provide guaranteed minimum income benefit (“GMIB”) features and/or guaranteed minimum death benefit (“GMDB”) features.  At December 31, 2010, MLOA had fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 29.3% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2010.  A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations.  MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

MLOA does not assume reinsurance from any non-affiliated insurance company.  For additional information about reinsurance strategies implemented by MLOA and affiliate reinsurance assumed by MLOA, see Notes 7 and 8 of Notes to Financial Statements.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2010:

MONY Life Insurance Company of America
General Account Investment Assets
Net Amortized Cost (1)

	Amount	% of Total
	(Dollars in Millions)

Fixed maturities	$1,826	83.8%
Mortgages	141	6.5
Other equity investments	2	.1
Policy loans	132	6.1
Cash and short-term investments (2)	77	3.5
Total	$2,178	100.0%

(1)
Net amortized cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgages.

(2)	Comprised of “Cash and cash equivalent” caption and/or short-term investments included in other invested assets.

As part of MLOA’s investment management process, management, with the assistance of its investment advisors, continuously monitors General Account investment performance.  This internal review process culminates with a quarterly review of assets by the Investments Under Surveillance (“IUS”) Committee.  The IUS, among other things, evaluates whether any investments are other than temporarily impaired and, therefore, must be written down to their fair value and whether specific investments should be put on an interest non-accrual basis.

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

REGULATION

State Supervision.  MLOA is licensed to transact insurance business in all states other than New York and is subject to extensive regulation and supervision by insurance regulators in these states and the District of Columbia and Puerto Rico.  MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance.  The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates.  Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.  MLOA is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business.  Such agencies may conduct regular or targeted examinations of the operations and accounts of MLOA and may make occasional requests for particular information from MLOA.  In addition to oversight by state insurance regulators, in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance and securities laws.

Holding Company and Shareholder Dividend Regulation.  Most states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance.  In 2010, MLOA did not make any shareholder dividend payments.

Guaranty Associations and Similar Arrangements.  Each of the states in which MLOA is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

Risk Based Capital (“RBC”).  MLOA is subject to RBC requirements and reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer.  The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally.  State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels.  As of the date of the most recent annual statutory financial statements filed with insurance regulators, MLOA’s RBC was in excess of each of those RBC levels.

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

1-3

Dodd-Frank Wall Street Reform and Consumer Protection Act.  Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes a Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market.  The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the newly established Financial Stability Oversight Council the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-US governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements.  In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require.  In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to resolution mechanisms described above.  The Dodd-Frank Act also reforms the regulation of the nonadmitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

Federal Tax Initiatives. Although the Federal government generally does not directly regulate the insurance business currently, many Federal tax laws affect the business in a variety of ways.  There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may significantly affect MLOA including, among others, the following.

Estate and Related Taxes.  Under federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping transfer (“GST”) taxes through 2009.  These taxes were repealed for 2010, though a $1 million gift tax limit remained in place.  Legislation enacted in December 2010 reinstated the estate and GST taxes in the United States, on estates over $5 million ($10 million for married couples), at a top rate of 35%. The legislation also reunified gift taxes with the new exemption level and rates. This rate and exemption amount will apply through December 31, 2012, at which time they are scheduled to increase to a 55% maximum rate with a $1 million exemption amount.  The reinstatement of the estate tax for 2011 - 2012 with a return to lower exemptions and higher rates in 2013 may benefit sales and persistency.  The prospect of a future elimination of the estate tax or permanency of the 2011-2012 exemptions and rates could be expected to have an adverse impact on life insurance sales since a significant portion of our life insurance sales are made in conjunction with estate planning. In the interim, the higher gift tax exemption may encourage certain life insurance estate planning for larger estates.

Income, Capital Gains and Dividend Tax Rates.   Federal tax legislation passed in 2001 and 2003 reduced income tax rates, and tax rates on long-term capital gains and qualifying corporate dividends. Such changes have lessened the tax appeal of cash value life insurance and annuity products.  Legislation passed in December 2010 extended these lower rates until taxable years beginning after December 31, 2012, after which time these lower rates will expire.  The tax advantages of cash value life insurance and annuity products would favorably increase in the event of higher income and capital gains tax rates in 2013 but would be reduced if lower income tax rates and rates on capital gains and dividends are continued.

Other Proposals.  The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle-income taxpayers. For example, as part of deficit reduction ideas being discussed, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favoured savings accounts that would replace many existing qualified plan arrangements.  Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales, and possibly funding and persistency of existing cash value life insurance and deferred annuity products.  Finally, current legislative proposals may introduce significant increases on the taxation of financial institutions, including, taxes on certain financial institutions to compensate for the funds dispersed during the financial crisis, taxes on financial transactions, and taxes on executive compensation, including bonuses.

1-4

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract.  Such portfolios would not be taxed-deferred but would be eligible to pass capital gain or loss and dividend treatment to the policyholders.  Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

The current, rapidly changing economic environment and projections relating to government budget deficits may increase the likelihood of substantial changes to Federal tax law.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to MLOA’s business or what the effect of any such legislation might be.

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

1-5

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This “Risk Factors” section provides a summary of some of the significant risks that have affected and could affect our business, results of operations or financial condition.  In this section, the terms “we,” “us” and “our” refer to MONY Life Insurance Company of America.

During or following a period of financial market disruption or prolonged economic downturn, our business could be materially and adversely affected.

In recent years, global financial markets have experienced significant disruptions and the United States and many other economies have experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity.  While economic conditions have shown signs of improvement, that trend may not continue.  Even if economic conditions continue to improve, the pace of improvement may be slow for an extended period of time and certain economic conditions, such as the residential and commercial real estate environment and employment rates may continue to be weak.

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

Declines or volatility in the equity markets can negatively impact our investment returns as well as our business and profitability.  For example, equity market declines and/or volatility may, among other things:

•
decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account and asset values.  At the same time, for annuity contracts that provide enhanced guarantee features, equity market declines and/or volatility increases the amount of our potential obligations related to such enhanced guarantee features.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements;

•
adversely impact the levels of surrenders and withdrawals of our variable life and annuity contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

•	negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our statutory capital;

•	reduce demand for variable products relative to fixed products;

•
lead to changes in estimates underlying our calculations of deferred acquisition costs (“DAC”) that, in turn, could accelerate our DAC and value of business acquired (“VOBA”) amortization and reduce our current earnings; and

•	result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings.

1A-1

Interest rate fluctuations may adversely affect our business, results of operations and financial condition.

Our margin or “spread” on interest-sensitive annuity and life insurance contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to policyholders.  This spread is a significant part of our earnings.

If interest rates fall and/or remain at low levels, our portfolio earnings will decline over time.  Our ability to pass through the affects of such a decline to policyholders is limited by the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts and other competitive factors.  Currently, we are at or near the minimum interest rate that we guarantee on many of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts could continue to deteriorate and possibly become negative which could have a material adverse effect on our profitability.  Furthermore, such a fall in interest rates could result in additional increases to reserve requirements for those contracts and increase the cost of providing benefits on variable annuities with living and death benefits and on other guaranteed products.  These consequences could, in turn, impact both our earnings and, particularly if current conditions persist or worsen, our financial condition.

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

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income.  In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our reinsurance programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.  We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products sold prior to February 2005 with regard to a portion of the enhanced guarantee features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our results of operations and financial condition.  See “Business - Reinsurance” and Notes 7 and 8 of Notes to Financial Statements.

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

MLOA is subject to a wide variety of insurance and other laws and regulations. See “Business - Regulation”.  State insurance laws regulate most aspects of our insurance business.  MLOA is domiciled in Arizona and is primarily regulated by the Director of Insurance of the Arizona Department of Insurance and by the states in which it is licensed.

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

1A-2

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	restricting the payment of dividends and other transactions between our insurance subsidiaries and affiliates; and

•	regulating the types, amounts, concentrations and valuation of investments.

From time to time, regulators raise issues during examinations or audits that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business - Regulation”.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and consolidated results of operations.

The NAIC and several states’ legislatures have considered the need for regulations and/or laws to address agent or broker practices.  The NAIC adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have enacted laws similar to the NAIC amendment. Others have enacted laws or proposed disclosure regulations which, under differing circumstances, require disclosure of specific compensation earned by a producer on the sale of an insurance or annuity product. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

Currently, the U.S. Federal government does not directly regulate the business of insurance. However, on July 21, 2010, President Obama signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a wide-ranging Act that includes a number of reforms of the financial services industry and financial products.  The Dodd-Frank Act includes, among other things, changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; the imposition of capital and leverage requirements on bank and savings and loan holding companies; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.   In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940.  Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law.

1A-3

The sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products we issue.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for MLOA are prescribed by the applicable state insurance regulators and the NAIC.  State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.  In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain.  Our financial strength and credit ratings are significantly influenced by our statutory surplus amount and our RBC ratio.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  There can be no assurance that MLOA will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.

  Some of our investments are relatively illiquid.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests.  These asset classes represented 26% of the carrying value of our total cash and invested assets as of December 31, 2010.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, future equity performance, claims experience, policyholder elections and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves, which could adversely impact our earnings and/or capital.

  Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders.  In addition to the potential effect of natural or man-made disasters, significant changes in mortality could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, the economic environment, or other factors.  Pricing of our insurance and annuity products are also based in part upon expected persistency of these products.  Persistency within our annuities products may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines.  Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products.  The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business.  Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.  Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

1A-4

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

We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain.

We use models in many aspects of our operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment.

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

1A-5

A downgrade in our financial strength and claims-paying ratings could adversely affect our business, results of operations and financial condition.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  A downgrade in MLOA’s ratings could adversely affect our business and results of operations by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.

As a result of the difficulties recently experienced by many insurance companies, we believe that it is possible that the ratings agencies will continue to heighten the level of scrutiny they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in their ratings models for maintenance of certain ratings levels.

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

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs.  At this time, management cannot predict what actions regulators may take or what the impact of such actions might be.  See “Business - Regulation”.

  Changes in U.S. tax laws and regulations may adversely affect sales of our products and  our profitability.

Currently, U.S. tax law provisions afford certain benefits to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  See “Business - Regulation”.

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

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products and other investment products) investment options, flexibility and investment management performance. See “Business - Competition”.

1A-6

Consolidation of distributors of insurance products may adversely affect the insurance industry and the profitability of our business.

The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers.  The trend toward consolidation in the financial services industry has been significantly accelerating as a result of the recent financial crisis with substantial consolidation particularly between and among banks and other financial services companies.  An increase in bank and other financial services companies consolidation activity may create firms with even stronger competitive positions, negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or expand our customer base.  Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Changes in accounting standards could have a material adverse effect on our results of operations and/or financial condition.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial condition.  See Note 2 of Notes to Financial Statements.

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

•	the occurrence of a pandemic disease could have a material adverse effect on our liquidity and operating results due to increased mortality and, in certain cases, morbidity rates.

•
the occurrence of any pandemic disease, natural disaster, terrorist attacks or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

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

1A-7

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

1A-8

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2.

PROPERTIES

MLOA does not lease or own space for its operations.  Facilities are provided to MLOA for the conduct of its business pursuant to service agreements with affiliated companies.  For additional information, see Note 8 of Notes to Financial Statements included elsewhere herein.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 13 of Notes to Financial Statements for the year ended December 31, 2010 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA’s outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities.  MLOA did not pay any shareholder dividends in 2010 or 2009.  Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.

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

RESULTS OF OPERATIONS

Net loss was $23 million in 2010, a decrease of $28 million from net earnings of $5 million in 2009, primarily due to higher DAC and VOBA amortization, higher death claims and lower policy fee income partially offset by higher gains on sales of fixed maturities and higher income tax benefit in 2010 as compared to 2009.

The income tax benefit increased $11 million in 2010 to $14 million from $3 million in 2009, primarily due to pre-tax losses in 2010 compared to pre-tax earnings in 2009.  The tax benefit in 2009 was primarily a result of a benefit from the separate accounts dividends received deduction.

Loss before income taxes was $37 million in 2010, a decrease of $39 million from earnings before income taxes of $2 million in 2009.

Revenues. Total revenues in 2010 decreased $2 million to $237 million from $239 million in 2009.

Universal life and investment-type product policy fee income decreased $11 million in 2010 to $118 million from $129 million in 2009 primarily due to a decrease in initial fee liability amortization resulting from revised estimates of future reinsurance costs in 2010.

Net investment income decreased $3 million in 2010 to $119 million from $122 million in 2009 principally due to lower investment income on mortgage loans on real estate and fixed maturities.

Investment losses, net decreased $8 million in 2010 to $48 million from $56 million in 2009 primarily due to higher realized gains on sales of fixed maturities and lower investment losses from the dilution of AllianceBernstein Units in 2010 as compared to 2009.  In 2010, writedowns on fixed maturities included $53 million related to CMBS securities.  In 2009, writedowns on fixed maturities included $25 million, $14 million and $13 million related to Northern Rock, CMBS securities and CIT Group, respectively.

Increase (decrease) in fair value of reinsurance contracts increased $8 million in 2010 to $1 million from $(7) million in 2009; both periods changes reflected market fluctuations.

Benefits and Other Deductions. Total benefits and other deductions in 2010 increased $37 million to $274 million from $237 million in 2009.

Policyholders’ benefits increased $9 million in 2010 to $93 million from $84 million in 2009 principally due to higher term and other death claim benefits in 2010.

Interest credited to policyholders’ account balances decreased $3 million in 2010 to $68 million from $71 million in 2009 principally due to lower account values and crediting rates for annuity products.

Compensation and benefits expense increased $6 million to $32 million in 2010 from $26 million in 2009 due to an increase in allocated salary and stock option expenses.

Commissions increased $4 million in 2010 to $35 million from $31 million in 2009 principally due to higher sales of individual life products.

7-1

Amortization of DAC and VOBA increased $18 million in 2010 to $41 million from $23 million in 2009, primarily due to revised estimates of future reinsurance costs and other updates in 2010.

Other operating costs and expenses increased $4 million in 2010 to $30 million from $26 million in 2009, primarily due to accelerated amortization of software costs of $3 million during 2010.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products decreased by $5 million from $278 million in 2009 to $273 million in 2010.  The decrease resulted from a decrease in renewals of life insurance products of $9 million, partially offset by an increase in sales of first-year life insurance products of $4 million.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased from $432 million in 2009 to $417 million in 2010.  The decrease is attributable to a $24 million decrease for variable and interest-sensitive life products partially offset by an increase of $9 million for individual annuities.  The annuities surrender rate increased to 17.5% in 2010 from 16.2% in 2009 and the variable and interest-sensitive life surrender rates decreased to 7.7% in 2010 from 9.3% in 2009.

LIQUIDITY AND CAPITAL RESOURCES

MLOA’s principal sources of cash flows are premiums and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities and other General Account Investment Assets and capital contributions from MONY Life.

MLOA’s liquidity requirements principally relate to the payment of benefits under its various life insurance and annuity products, cash payments in connection with policy surrenders, withdrawals and loans and payment of its operating expenses, including debt service on its note payable to an affiliate through December 6, 2010, when the note was repaid in its entirety.

Sources of Liquidity.  MLOA’s primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2010, this asset pool included an aggregate of $76 million in highly liquid short-term investments, as compared to $60 million at December 31, 2009.  In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA’s liquidity needs.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations and scheduled maturities of fixed maturities to satisfy MLOA’s liquidity needs.

MLOA is subject to the regulatory capital requirements of Arizona, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  As of December 31, 2010, the total adjusted capital of MLOA was in excess of Arizona’s regulatory capital requirements.  Management monitors capital requirements on an ongoing basis and believes that MLOA has (or has the ability to meet) the necessary capital resources to support its business.  For additional information, see “Item 1A – Risk Factors”.

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

7-2

SUPPLEMENTARY INFORMATION

A schedule of future payments under certain of MLOA’s contractual obligations follows:

Contractual Obligations – December 31, 2010

		Payments Due by Period
		Less than			Over
	Total	1 year	1-3 years	4-5 years	5 years
	(In Thousands)
Contractual obligations:
Policyholders liabilities - policyholders’
account balances, future policy benefits
and other policyholders liabilities (1)	$3,520	$296	$477	$336	$2,411

Total Contractual Obligations	$3,520	$296	$477	$336	$2,411

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

Unrecognized tax benefits of $18 million were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2010 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages.  Information on these contingent commitments can be found in Notes 5, 8 and 15 of Notes to Financial Statements.

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

DAC and VOBA – For variable life and investment-type contracts, DAC and VOBA amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges.  The effect on amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits are revised.  Additionally, the level of operating expenses that can be deferred is another significant factor in MLOA’s reported profitability in any given period.  VOBA was recorded in conjunction with the MONY Acquisition and represents the present value of estimated future profits from the insurance and annuity policies in-force when the business was acquired by AXA Financial.

Future Policy Benefits – Future policy benefit liabilities for traditional policies are based on actuarial assumptions, including such factors as mortality, morbidity, persistency, interest and expenses.  Determination of the GMDB/GMIB liabilities is based upon models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience and, for GMIB, GMIB election rates.  Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses.

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

Share-based and Other Compensation Programs – Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 9 of Notes to Financial Statements).  AXA Financial Group recognizes compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period.  Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

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

7-4

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating MLOA’s tax positions including evaluating uncertainties, MLOA determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

MLOA’s assets with interest rate risk include fixed maturities and mortgage loans that make up 90.3% of the carrying value of General Account Investment Assets at December 31, 2010.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2010 and 2009 would have on the fair value of fixed maturities and mortgage loans:

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	+100 Basis	Fair	+100 Basis
	Value	Point Change	Value	Point Change
	(In Millions)

Fixed maturities	$1,900	$1,818	$1,962	$1,872
Mortgage loans on real estate	146	143	152	147
Total	$2,046	$1,961	$2,114	$2,019

A 100 basis point increase in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

At years end 2010 and 2009, respectively, the aggregate carrying value of policyholders’ liabilities were $2,042 million and $2,134 million, approximately $1,854 million and $1,989 million of which liabilities are reactive to interest rate fluctuations.  The aggregate fair values of such contracts at years end 2010 and 2009 were $2,018 million and $2,135 million, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts to $2,064 million and $2,188 million, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

In our opinion, the accompanying balance sheets and the related statements of earnings (loss), of shareholder’s equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”) at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Financial Statements, the Company changed its methods of accounting for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2011

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
	(In Millions)

ASSETS:
Investments:
Fixed maturities available for sale, at fair value	$1,900	$1,962
Mortgage loans on real estate	141	149
Policy loans	132	125
Other invested assets	78	81
Total investments	2,251	2,317
Cash and cash equivalents	92	57
Amounts due from reinsurers	139	136
Deferred policy acquisition costs	189	174
Value of business acquired	107	147
Other assets	29	30
Separate Accounts’ assets	1,840	1,832

Total Assets	$4,647	$4,693

LIABILITIES
Policyholders’ account balances	$1,664	$1,774
Future policy benefits and other policyholders liabilities	378	360
Other liabilities	42	37
Note payable to affiliate	-	20
Income taxes payable	118	100
Separate Accounts’ liabilities	1,840	1,832
Total liabilities	4,042	4,123

Commitments and contingent liabilities (Notes 2, 5, 8, 9, and 13)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2	2
Capital in excess of par value	514	512
Retained earnings	44	67
Accumulated other comprehensive income (loss)	45	(11)
Total shareholder’s equity	605	570

Total Liabilities and Shareholder’s Equity	$4,647	$4,693

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)
REVENUES
Universal life and investment-type product
policy fee income	$118	$129	$147
Premiums	39	40	45
Net investment income (loss)	119	122	126
Investment gains (losses), net:
Total other-than-temporary impairment losses	(56)	(53)	(38)
Portion of loss recognized in other
comprehensive income (loss)	2	-	-
Net impairment losses recognized	(54)	(53)	(38)
Other investment gains (losses), net	6	(3)	-
Total investment gains (losses), net	(48)	(56)	(38)
Other income (loss)	8	11	10
Increase (decrease) in fair value of reinsurance contract	1	(7)	8
Total revenues	237	239	298

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	93	84	120
Interest credited to policyholders’ account balances	68	71	73
Compensation and benefits	32	26	29
Commissions	35	31	43
Interest expense	1	1	2
Amortization of deferred policy acquisition costs and
value of business acquired	41	23	88
Capitalization of deferred policy acquisition costs	(29)	(29)	(37)
Rent expense	3	4	5
Other operating costs and expenses	30	26	35
Total benefits and other deductions	274	237	358

Earnings (loss), before income taxes	(37)	2	(60)
Income tax (expense) benefit	14	3	(6)

Net Earnings (Loss)	$(23)	$5	$(66)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	512	511	502
Changes in capital in excess of par value	2	1	9
Capital in excess of par value, end of year	514	512	511

Retained earnings, beginning of year	67	56	122
Net earnings (loss)	(23)	5	(66)
Impact of implementing new accounting guidance, net of taxes	-	6	-
Retained earnings, end of year	44	67	56

Accumulated other comprehensive income (loss), beginning of year	(11)	(119)	(27)
Impact of implementing new accounting guidance, net of taxes	-	(6)	-
Other comprehensive income (loss)	56	114	(92)
Accumulated other comprehensive income (loss), end of year	45	(11)	(119)

Total Shareholder’s Equity, End of Year	$605	$570	$450

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(23)	$5	$(66)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses),
net of reclassification adjustment	56	114	(92)
Total other comprehensive income (loss), net of income taxes	56	114	(92)

Comprehensive Income (Loss)	$33	$119	$(158)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

Net earnings (loss)	$(23)	$5	$(66)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Interest credited to policyholders’ account balances	68	71	73
Universal life and investment-type product policy fee income	(118)	(129)	(147)
Change in accrued investment income	-	1	1
Investment (gains) losses, net	48	56	38
Change in deferred policy acquisition costs and
value of business acquired	12	(6)	51
Change in fair value of guaranteed minimum income
benefit reinsurance contract	(1)	7	(8)
Change in future policy benefits	(4)	(5)	13
Change in other policyholders liabilities	1	(4)	35
Change in income tax payable	(13)	16	20
Provision for depreciation and amortization	5	6	7
Dividend from AllianceBernstein	5	4	5
Other, net	10	(22)	7

Net cash provided by (used in) operating activities	(10)	-	29

Cash flows from investing activities:
Maturities and repayments of fixed maturities
and mortgage loans	101	106	190
Sales of investments	122	93	31
Purchases of investments	(103)	(266)	(128)
Other, net	(9)	(4)	(5)

Net cash provided by (used in) investing activities	111	(71)	88

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	163	176	287
Withdrawals and transfers to Separate Accounts	(209)	(160)	(337)
Repayments of note to affiliate	(20)	(4)	(4)

Net cash provided by (used in) financing activities	(66)	12	(54)

Change in cash and cash equivalents	35	(59)	63
Cash and cash equivalents, beginning of year	57	116	53

Cash and Cash Equivalents, End of Year	$92	$57	$116

Supplemental cash flow information:
Interest Paid	$1	$1	$2
Schedule of non-cash financing activities:
Shared-based Programs	$2	$1	$1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS

1)	ORGANIZATION

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

Basis of Presentation

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the financial position of MLOA and its results of operations and cash flows for the periods presented.

The years “2010”, “2009” and “2008” refer to the years ended December 31, 2010, 2009 and 2008, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform to the current presentation.

Accounting Changes

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses.  These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans.  Several new terms critical to the application of these disclosures, such as "portfolio segments" and "classes," were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for the purpose of reporting this information.  Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the disclosures about troubled debt restructurings, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010.  Disclosures of reporting period activity or, more specifically, the credit loss allowance rollforward, which are effective in the first interim reporting period beginning after December 15, 2010 have been adopted. Troubled debt restructurings effective date will be determined upon coordination with the guidance for determining what constitutes a troubled debt restructuring.  Currently the new troubled debt restructuring disclosure is anticipated to be effective for the first interim or annual period beginning on or after June 15, 2011.  Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption.  Implementation of the effective guidance did not have a material impact on MLOA’s financial statements.

Beginning second quarter 2009, MLOA implemented the new guidance that modified the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For available-for-sale (“AFS”) debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings (loss) as an OTTI if management intends to sell the debt security or more likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings (loss), as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings (loss).

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $6 million at that date with a corresponding decrease to accumulated other comprehensive income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $14 million, equal to the amount of the cumulative effect adjustment, without giving effect to deferred policy acquisition costs (“DAC”) and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

Earnings (loss) from continuing operations, net of income taxes, and Net earnings (loss) attributable to MLOA for 2010 and 2009 reflected increases of $2 million and $0 million, respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The financial statements have been modified to separately present the total OTTI recognized in Investment gains (losses), net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the statements of earnings (loss), and to present the OTTI recognized in AOCI on the face of the statements of shareholder’s equity and comprehensive income (loss) for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, MLOA implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, MLOA concluded under previous guidance that markets for certain commercial mortgage-backed securities (“CMBS”) were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have a material impact on MLOA’s results of operations or financial position.  At December 31, 2010 and 2009, respectively, the fair value of MLOA’s CMBS portfolio was $36 million and $64 million.

On June 12, 2009 the FASB issued new guidance that modifies the approach and increases the frequency for assessing whether a variable interest entity (“VIE”) must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010.  Adoption of this guidance did not have a material impact on MLOA’s results of operations or financial position.

Effective January 1, 2008, MLOA implemented new guidance which established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  MLOA’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefits (“GMIB”) reinsurance contract treated as a derivative, resulting in an increase in net earnings (loss) of $1 million, related to an increase in the fair value of the GMIB reinsurance contract liability of $1 million, offset by a decrease in related DAC amortization of $0 million and a decrease of $0 million to deferred income taxes.  This increase in the GMIB reinsurance contract’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

Effective December 31, 2008, MLOA adopted the new guidance for beneficial interests in securitized financial assets.  This guidance conformed the OTTI assessment for interests in securitized financial assets to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $65 million and $34 million, respectively, at December 31, 2010 and $126 million and $69 million, respectively, at December 31, 2009 were subject to this amendment.  Adoption of this guidance did not have an impact on MLOA’s results of operations or financial position.

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

An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period.  Management is currently evaluating the impact of adoption, however, management expects the direct and incremental costs that can be deferred under the new guidance are expected to be significantly reduced from what is deferred today.  The new guidance is expected to be adopted as of January 1, 2012, with retrospective adoption being considered.

Investments

The carrying values of fixed maturities classified as AFS are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net.  The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

MLOA’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for OTTI.  Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover.  This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, and results in identification of specific securities for which OTTI is recognized.

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings (loss) and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

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

Partnerships and joint venture interests that MLOA has control of and has a majority economic interest in (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under accounting guidance for the consolidation of VIEs are consolidated; those that MLOA does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity basis of accounting and are reported in Other assets.  MLOA records its interest in certain of these partnerships on a one quarter lag basis.

Equity securities include common stock classified as AFS are carried at fair value and are included in Other invested assets with changes in fair value reported in OCI.

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

Valuation Allowances for Mortgage Loans:

For commercial and agricultural loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms.  Factors that influence management’s judgment in determining allowance for credit losses include the following:

•
Loan-to-value ratio – Derived from current loan balance divided by the fair market value of the property.  An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%.   In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio – Derived from actual net operating income divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy – Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations – The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio.  In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•
Maturity – Loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues – Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status – current vs delinquent – A history of delinquent payments may be a cause for concern.

•	Property condition – Significant deferred maintenance observed during Lender’s annual site inspections.

•	Other - Any other factors such as current economic conditions may call into question the performance of the loan.

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

Mortgage loans also are reviewed quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value.  Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages.  Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured.  The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process.  The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process.  A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.  The loan specific portion of the loss allowance is based on AXA Financial Group’s assessment as to ultimate collectability of loan principal and interest.  Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

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

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2010 and 2009, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $9 million and $8 million for commercial and $0 million and $0 million for agricultural, respectively.

Net Investment Income (Loss), Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment gains (losses), net.

Unrealized investment gains (losses) on fixed maturities and equity securities AFS held by MLOA are accounted for as a separate component of AOCI, net of related deferred income taxes and amounts attributable to DAC and value of business acquired (“VOBA”) related to variable life and investment-type products.

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

At December 31, 2010 and 2009, respectively, investments classified as Level 1 comprise approximately 50.5% and 49.1% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2010 and 2009, respectively, investments classified as Level 2 comprise approximately 47.9% and 48.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At December 31, 2010 and 2009, respectively, approximately $35 million and $50 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At December 31, 2010 and 2009, respectively, investments classified as Level 3 comprise approximately 1.6% and 2.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at December 31, 2010 and 2009, respectively, were approximately $18 million and $33 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $42 million and $69 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2010 and 2009, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third-party service.  At December 31, 2010, MLOA continued to apply this methodology to measure the fair value of these CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset that is accounted for as a derivative contract.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect deterioration in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively.  After giving consideration to collateral arrangements, MLOA made no adjustment to reduce the fair value of its GMIB asset at December 31, 2010 to recognize incremental counterparty non-performance risk.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At December 31, 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts.

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.

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

Amortization Policy. For variable life and investment-type contracts, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits or based upon estimated assessments.   The calculation of gross profits considers investment results, Separate Account fees, mortality and expense margins, lapse rates, withdrawals, contract persistency and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC and VOBA are amortized using the present value of estimated assessments.  The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization.  The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  This future return approach influences the fees earned, costs incurred associated with the guaranteed minimum death benefit (“GMDB”) and GMIB features related to the variable annuity contracts, as well as other sources of profit.  This applies to variable life policies to a lesser degree.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned and decrease the costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2010, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9% (7.26% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations were 15% (13.26% net of product weighted average Separate Account fees) and 0% (-1.74% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions and parameters are subject to change only when management’s long-term expectation changes.

If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization.  Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization.  As of December 31, 2010, current projections of future average gross market returns assume a 0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% in ten quarters.

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

DAC and VOBA associated with non-participating traditional life policies, are amortized in proportion to anticipated premiums.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts.  Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur.  For these contracts, the amortization periods generally are for the total life of the policy.  DAC and VOBA related to these policies are subject to recoverability testing as part of AXA Financial Group’s premium deficiency testing.  If a premium deficiency exists, DAC and VOBA are reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss).  If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.

Policyholders’ Account Balances and Future Policy Benefits

Policyholders’ account balances for variable life and investment-type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

MLOA issues or has issued certain variable annuity products with a GMDB feature.  MLOA also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA.  The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on MLOA’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC and VOBA are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments.  Interest rates used in establishing such liabilities range from 3.0% to 6.0% for life insurance liabilities and from 3.0% to 6.0% for annuity liabilities.

Separate Accounts

Generally, Separate Accounts established under Arizona State Insurance Law are not chargeable with liabilities that arise from any other business of MLOA.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of contractholders, and for which MLOA does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the balance sheets.  Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.

The investment results of Separate Accounts, including unrealized gains (losses), on which MLOA does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the statements of earnings (loss).  For 2010, 2009 and 2008, investment results of such Separate Accounts were $247 million, $394 million and $(835) million , respectively.

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

Real estate held-for-sale is included in the Other assets line in the balance sheets.  The results of operations for real estate held-for-sale in each of the three years in the period ended December 31, 2010 were not significant.

2)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS at December 31, 2010 and 2009.

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
			(In Millions)
December 31, 2010:
Fixed Maturities:
Corporate	$1,522	$112	$5	$1,629	$-
U.S. Treasury, government
and agency (4)	87	1	-	88	-
States and political subdivisions	21	-	1	20	-
Foreign governments	4	-	-	4	-
Commercial mortgage-backed	68	-	32	36	3
Residential mortgage-backed (1)	33	2	-	35	-
Asset-backed (2)	10	1	-	11	-
Redeemable preferred stock	81	-	4	77	-
Total at December 31, 2010	$1,826	$116	$42	$1,900	$3

December 31, 2009
Fixed Maturities:
Corporate	$1,589	$73	$19	$1,643	$-
U.S. Treasury, government
and agency	72	1	2	71	-
States and political subdivisions	19	-	1	18	-
Foreign governments	4	-	-	4	-
Commercial mortgage-backed	120	-	57	63	-
Residential mortgage-backed (1)	49	1	-	50	-
Asset-backed (2)	10	-	-	10	-
Redeemable preferred stock	123	-	20	103	-
Total at December 31, 2009	$1,986	$75	$99	$1,962	$-

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.
(4)	Reflects $15 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$88	$89
Due in years two through five	661	707
Due in years six through ten	736	791
Due after ten years	149	154
Subtotal	1,634	1,741
Commercial mortgage-backed securities	68	36
Residential mortgage-backed securities	33	35
Asset-backed securities	10	11
Total	$1,745	$1,823

MLOA recognized OTTI on AFS fixed maturities as follows:

	December 31,
	2010	2009	2008
	(In Millions)

Credit losses recognized in earnings (loss) (1)	$(54)	$(53)	$(38)
Non-credit losses recognized in OCI	(2)	-	-
Total OTTI	$(56)	$(53)	$(38)

(1)
During 2010 and 2009, included in credit losses recognized in earnings (loss) were OTTI of $1 million and $0 million  related to AFS fixed maturities as MLOA intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2010	2009
	(In Millions)

Balance at January 1, 2010 and March 31, 2009, respectively	$(54)	$-
Cumulative adjustment related to implementing new guidance on April 1, 2009	-	(19)
Previously recognized impairments on securities that matured, paid, prepaid or sold	25	18
Recognized impairments on securities impaired to fair value this period (1)	(1)	-
Impairments recognized this period on securities not previously impaired	(52)	(53)
Additional impairments this period on securities previously impaired	(1)	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balance at December 31,	$(83)	$(54)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	December 31,
	2010	2009
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI losses	$(3)	$-
All other	77	(24)
Net Unrealized Gains (Losses)	$74	$(24)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings (loss) for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Gain (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$-	$-	$-	$-	$-
Net investment gains (losses)
arising during the year	(2)	-	-	-	(2)
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	1	-	-	-	1
Excluded from
Net earnings (loss) (1)	(2)	-	-	-	(2)
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	-	-	-	-
Deferred income taxes	-	-	-	1	1
Policyholders liabilities	-	-	-	-	-
Balance, December 31, 2010	$(3)	$-	$-	$1	$(2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Gain (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(24)	$7	$-	$6	$(11)
Net Investment gains (losses)
arising during the year	52	-	-	-	52
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	47	-	-	-	47
Excluded from
Net earnings (loss) (1)	2	-	-	-	2
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	(13)	-	-	(13)
Deferred income taxes	-	-	-	(30)	(30)
Policyholders liabilities	-	-	-	-	-
Balance, December 31, 2010	$77	$(6)	$-	$(24)	$47

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

AOCI
	Net			Deferred	Gain (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
(In Millions)

Balance, January 1, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance on April 1, 2009	-	-	-	-	-
Net investment gains (losses)
arising during the year	-	-	-	-	-
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from
Net earnings (loss) (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	-	-	-	-
Deferred income taxes	-	-	-	-	-
Policyholders liabilities	-	-	-	-	-
Balance, December 31, 2009	$-	$-	$-	$-	$-

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Gain (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on	DAC and	Policyholders	Asset	Investment
	Investments	VOBA	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$(244)	$61	$-	$64	$(119)
Cumulative impact of implementing
new guidance on April 1, 2009	(14)	4	-	4	(6)
Net investment gains (losses)
arising during the year	220	-	-	-	220
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	14	-	-	-	14
Excluded from
Net earnings (loss) (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	(58)	-	-	(58)
Deferred income taxes	-	-	-	(62)	(62)
Policyholders liabilities	-	-	-	-	-
Balance, December 31, 2009	$(24)	$7	$-	$6	$(11)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 108 issues at December 31, 2010 and the 145 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$87	$(3)	$30	$(2)	$117	$(5)
U.S. Treasury, government
and agency	2	-	-	-	2	-
States and political
subdivisions	19	(1)	-	-	19	(1)
Foreign governments	2	-	-	-	2	-
Commercial mortgage-
backed	1	(1)	32	(31)	33	(32)
Residential mortgage-
backed	-	-	-	-	-	-
Asset-backed	-	-	1	-	1	-
Redeemable preferred
stock	-	-	70	(4)	70	(4)

Total	$111	$(5)	$133	$(37)	$244	$(42)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$160	$(4)	$176	$(15)	$336	$(19)
U.S. Treasury, government
and agency	39	(2)	-	-	39	(2)
States and political
subdivisions	15	(1)	2	-	17	(1)
Foreign governments	2	-	-	-	2	-
Commercial mortgage-
backed	3	(2)	61	(55)	64	(57)
Residential mortgage-
backed	-	-	-	-	-	-
Asset-backed	5	-	-	-	5	-
Redeemable preferred
stock	-	-	98	(20)	98	(20)

Total	$224	$(9)	$337	$(90)	$561	$(99)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA, other than securities of the U.S. government, U.S. government agencies and certain securities guaranteed by the U.S. government.  MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.2% of total investments.  The largest exposure to a single issuer of corporate securities held at December 31, 2010 and 2009 were $27 million and $40 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2010 and 2009, respectively, approximately $175 million and $179 million, or 9.6% and 8.6%, of the $1,826 million and $1,986 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $30 million and $56 million at December 31, 2010 and 2009, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At December 31, 2010 and 2009, respectively, MLOA owned $5 million and $5 million in RMBS backed by subprime residential mortgage loans, and $0 million and $0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $3 million.

For 2010, 2009 and 2008, respectively, net investment income is shown net of investment expenses of $4 million, $4 million and $6 million.

Valuation Allowances for Mortgage Loans:

Allowances for credit losses for mortgage loans in 2010 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total
	(In Millions)

Beginning balance, January 1	$2	$-	$2
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	-	-	-
Ending Balance, December 31	$2	$-	2

Ending Balance, December 31:
Individually Evaluated for Impairment	$2	$-	$2

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated Credit Quality	$-	$-	$-

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans.

Mortgage Loans by Loan-to-Value and Debt-Service Coverage Ratios
December 31, 2010
Debt Service Coverage Ratio

	Commercial Mortgage Loans (1)
Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$5	$-	$-	$-	$2	$-	$7
50% - 70%	-	-	30	7	4	-	41
70% - 90%	-	-	-	28	-	-	28
90% plus	10	-	-	-	-	-	10
Total Commercial
Mortgage Loans	$15	$-	$30	$35	$6	$-	$86

	Agricultural Mortgage Loans (1)
Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$2	$-	$6	$7	$4	$25	$41
50% - 70%	1	-	1	5	1	5	16
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	-	-	-
Total Agricultural
Mortgage Loans	$3	$-	$7	$12	$5	$30	$57

	Total Mortgage Loans (1)
Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$7	$-	$6	$7	$3	$25	$48
50% - 70%	1	-	31	12	8	5	57
70% - 90%	-	-	-	28	-	-	28
90% plus	10	-	-	-	-	-	10

Total Mortgage Loans	$18	$-	$37	$47	$11	$30	$143

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the age analysis of past due mortgage loans at December 31, 2010.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	Greater Than 90 Days	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

Total Mortgage Loans:
Commercial	$-	$-	$-	$-	$86	$86	$-
Agricultural	-	-	-	-	57	57	-
Total	$-	$-	$-	$-	$143	$143	$-

The following table provides information relating to impaired mortgage loans at December 31, 2010.

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In Millions)

With no related
allowance recorded:
Commercial mortgage
loans - other	$-	$-	$-	$-	$-
Agricultural mortgage
loans	-	-	-	-	-
Total	$-	$-	$-	$-	$-

With related
allowance recorded:
Commercial mortgage
loans - other	$10	$8	$(2)	$10	$1
Agricultural mortgage
loans	-	-	-	-	-
Total	$10	$8	$(2)	$10	$1

During 2009 and 2008, respectively, MLOA’s average recorded investment in impaired mortgage loans was $6 million and $0 million.  Interest income recognized on these impaired mortgage loans totaled $0 million and $0 million for 2009 and 2008 respectively.

Impaired mortgage loans along with the related investment valuation allowances at December 31, 2009 follow:

December 31,
2009
(In Millions)

Impaired mortgage loans with investment valuation allowances	$10
Impaired mortgage loans without investment valuation allowances	-
Recorded investment in impaired mortgage loans	10
Investment valuation allowances	(2)
Net Impaired Mortgage Loans	$8

Equity Investments

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values at December 31, 2010 and 2009 were $2 million and $3 million, respectively.

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	2010	2009
	(In Millions)

Balance at January 1	$79	$82
Purchase of Units	-	-
Equity in net earnings (loss)	4	5
Impact of issuance of AllianceBernstein Units	(2)	(4)
Dividends received	(5)	(4)
Balance at December 31	$76	$79

4)	VALUE OF BUSINESS ACQUIRED

The following presents MLOA’s VOBA asset at December 31, 2010 and 2009:

	Gross	Less: Accumulated
	Carrying	Amortization
	Amount	and Other (1)	Net
	(In Millions)
VOBA
December 31, 2010	$416	$(309)	$107

December 31, 2009	$416	$(269)	$147

(1)	Includes reactivity to unrealized investment gains (losses) and impact of the December 31, 2005 MODCO recapture.

For 2010, 2009 and 2008, total amortization expense related to VOBA was $27 million, $17 million and $58 million, respectively.  VOBA amortization is estimated to range between $12 million and $8 million annually through 2015.

5)	FAIR VALUE DISCLOSURES

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available-for-sale:
Corporate	$-	$1,610	$19	$1,629
U.S. Treasury, government
and agency	-	88	-	88
States and political subdivisions	-	20	-	20
Foreign governments	-	4	-	4
Commercial mortgage-backed	-	-	36	36
Residential mortgage-backed (1)	-	35	-	35
Asset-backed (2)	-	6	5	11
Redeemable preferred stock	19	58	-	77
Subtotal	19	1,821	60	1,900
Other equity investments	1	-	-	1
Cash equivalents	87	-	-	87
GMIB reinsurance contracts	-	-	2	2
Separate Accounts’ assets	1,825	15	-	1,840
Total Assets	$1,932	$1,836	$62	$3,830

(1)         Includes publicly traded agency pass-through securities and collateralized obligations.
(2)         Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements
December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available-for-sale
Corporate	$-	$1,619	$24	$1,643
U.S. Treasury, government
and agency	-	71	-	71
States and political subdivisions	-	18	-	18
Foreign governments	-	4	-	4
Commercial mortgage-backed	-	-	63	63
Residential mortgage-backed (1)	-	50	-	50
Asset-backed (2)	-	5	5	10
Redeemable preferred stock	17	80	6	103
Subtotal	17	1,847	98	1,962
Other equity investments	1	-	-	1
Cash equivalents	52	-	-	52
GMIB reinsurance contracts	-	-	1	1
Separate Accounts’ assets	1,817	15	-	1,832
Total Assets	$1,887	$1,862	$99	$3,848

(1)         Includes publicly traded agency pass-through securities and collateralized obligations.
(2)         Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

In 2010, AFS fixed maturities with fair values of $9 million and $1 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $2 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2% of total equity at December 31, 2010.

The table below presents a reconciliation for all Level 3 assets at December 31, 2010 and 2009, respectively.

Level 3 Instruments
Fair Value Measurements

	Corporate	US Treasury, Govt and Agency	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset-backed
	(In Millions)

Balance, January 1, 2010	$24	$-	$-	$-	$63	$-	$5
Total gains (losses), realized and
unrealized, included in:
Earnings (Loss) as:
Net investment income (loss)	-	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	(53)	-	-
Increase (decrease) in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	-	-	-	-	(53)	-	-
Other comprehensive
income (loss)	-	-	-	-	26	-	-
Purchases/issuances	4	-	-	-	-	-	-
Sales/settlements	(2)	-	-	-	-	-	-
Transfers into/out of Level 3 (2)	(7)	-	-	-	-	-	-
Balance, Dec. 31, 2010	$19	$-	$-	$-	$36	$-	$5

(1) Includes Trading securities’ Level 3 amount.
(2) Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate
	Preferred	Equity	Invested	Reinsurance	Accounts
	Stock	Investments(1)	Assets	Contracts	Assets
	(In Millions)

Balance, January 1, 2010	$6	$-	$-	$1	$-
Total gains (losses), realized and
unrealized, included in:
Earnings (Loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	2	-	-	-	-
Increase (decrease) in the
fair value of the
reinsurance contracts	-	-	-	-	-
Subtotal	2	-	-	-	-
Other comprehensive
income (loss)	-	-	-	-	-
Purchases/issuances	-	-	-	1	-
Sales/settlements	(8)	-	-	-	-
Transfers into/out of Level 3 (2)	-	-	-	-	-
Balance, Dec. 31, 2010	$-	$-	$-	$2	$-

(1) Includes Trading securities’ Level 3 amount.
(2) Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	US Treasury, Govt and Agency	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage-backed	Residential Mortgage-backed	Asset-backed
	(In Millions)

Full Year 2009:
Balance, January 1, 2009	$51	$-	$-	$-	$86	$-	$5
Total gains (losses), realized and
unrealized, included in:
Earnings (Loss) as:
Net investment income (loss)	-	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	(14)	-	(5)
Increase (decrease) in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	-	-	-	-	(14)	-	(5)
Other comprehensive
income (loss)	2	-	-	-	(9)	-	-
Purchases/issuances	-	-	-	-	-	-	-
Sales/settlements	(8)	-	-	-	-	-	5
Transfers into/out of Level 3 (2)	(21)	-	-	-	-	-	-
Balance, Dec. 31, 2009	$24	$-	$-	$-	$63	$-	$5

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Contracts	Separate Accounts Assets
	(In Millions)

Balance, January 1, 2009	$-	$-	$-	$8	$-
Total gains (losses), realized and
unrealized, included in:
Earnings (Loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	(25)	-	-	-	-
Increase (decrease) in the
fair value of the
reinsurance contracts	-	-	-	(8)	-
Subtotal	(25)	-	-	(8)	-
Other comprehensive
income (loss)	19	-	-	-	-
Purchases/issuances	-
Sales/settlements	-	-	-	1	-
Transfers into/out of Level 3 (2)	12	-	-	-	-
Balance, Dec. 31, 2009	$6	$-	$-	$1	$-

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2010 and 2009 by category for Level 3 assets still held at December 31, 2010 and 2009, respectively:

Earnings (Loss)
Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of
	Income	(Losses),	Reinsurance
	(Loss)	Net	Contracts	OCI
(In Millions)
Level 3 Instruments
Full Year 2010
Still Held at December 31, 2010:
Change in unrealized gains (losses)
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$-
U.S. Treasury, government and agency
and agency	-	-	-	-
State and political subdivisions	-	-	-	-
Foreign governments	-	-	-	-
Commercial mortgage-backed	-	-	-	26
Residential mortgage-backed	-	-	-	-
Asset-backed	-	-	-	-
Redeemable preferred stock	-	-	-	-
Subtotal	-	-	-	26
Equity securities, available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	1	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$1	$26

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of
	Income	(Losses),	Reinsurance
	(Loss)	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments
Full Year 2009
Still Held at December 31, 2009:
Change in unrealized gains (losses)
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$1
U.S. Treasury, government and agency
and agency	-	-	-	-
State and political subdivisions	-	-	-	-
Foreign governments	-	-	-	-
Commercial mortgage-backed	-	-	-	(9)
Residential mortgage-backed	-	-	-	-
Asset-backed	-	-	-	1
Redeemable preferred stock	-	-	-	19
Subtotal	-	-	-	12
Equity securities, available-for-sale	-	-	-	-
Other equity investments	-	-	-	-
Cash equivalents	-	-	-	-
GMIB reinsurance contracts	-	-	(7)	-
Separate Accounts’ assets	-	-	-	-
Total	$-	$-	$(7)	$12

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3 and 5 are presented in the table below.

	December 31,
	2010		2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$141	$146	$149	$152
Policyholders liabilities: investment contracts	268	273	320	317
Note payable to affiliate	-	-	20	20

6)	GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts - GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$1	$1	$2
Paid guarantee benefits	(2)	-	(2)
Other changes in reserve	7	2	9
Balance at December 31, 2008	6	3	9
Paid guarantee benefits	(3)	-	(3)
Other changes in reserve	2	-	2
Balance at December 31, 2009	5	3	8
Paid guarantee benefits	(2)	-	(2)
Other changes in reserve	3	(1)	2
Balance at December 31, 2010	$6	$2	$8

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2008	$1
Paid guarantee benefits	-
Other changes in reserve	2
Balance at December 31, 2008	3
Paid guarantee benefits	-
Other changes in reserve	-
Balance at December 31, 2009	3
Paid guarantee benefits	(1)
Other changes in reserve	1
Balance at December 31, 2010	$3

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2010 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$129	$183	N/A	$27	$339
Separate Accounts	$417	$542	N/A	$94	$1,053
Net amount at risk, gross	$6	$69	N/A	$18	$93
Net amount at risk, net of
amounts reinsured	$6	$59	N/A	$1	$66
Average attained age of contractholders	64.5	64.8	N/A	64.4	64.6

Percentage of contractholders over age 70	22.6%	22.3%	N/A	19.0%	22.3%
Contractually specified interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$94	N/A	$94
Net amount at risk, gross	N/A	N/A	$2	N/A	$2
Net amount at risk, net of
amounts reinsured	N/A	N/A	$0	N/A	$0
Weighted average years remaining
until annuitization	N/A	N/A	2.2	N/A	2.2

Contractually specified interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$878	$917
Fixed income	111	134
Balanced	18	21
Other	46	60
Total	$1,053	$1,132

GMIB:
Equity	$73	$73
Fixed income	15	17
Other	6	7
Total	$94	$97

C)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee
The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both December 31, 2010 and 2009, MLOA had liabilities of $1 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders liabilities.

7)	REINSURANCE

MLOA reinsures most of its new variable life policies on an excess of retention basis.  MLOA maintains a maximum of $4 million on single-life policies and $6 million on second-to-die policies.  For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable Life Insurance Company (“AXA Equitable”), an affiliate and wholly-owned subsidiary of AXA Financial, up to a combined maximum of $20 million on single-life policies and $25 million on second-to-die policies.  For amounts applied in excess of those limits, reinsurance from unaffiliated third parties is now sought.  A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations.  For its variable annuity products, MLOA retained 100% of the risk in connection with the return of premium death benefit.  The benefits in connection with GMDB in excess of the return of premium benefit, which are offered under certain of MLOA’s annuity contracts, were 100% reinsured up to specified limits.  Benefits in connection with the earnings increase benefit rider were similarly reinsured.  The GMIB was 100% reinsured up to individual and aggregate limits as well as limits that are based on benefit utilization.

At December 31, 2010 and 2009, respectively, reinsurance recoverables related to insurance contracts amounted to $139 million and $136 million, of which $59 million in 2010 and $58 million in 2009 related to one specific reinsurer, which has an AA- rating with the remainder of the reinsurers rated A- and above.  A contingent liability exists with had respect to reinsurance should the reinsurers be unable to meet their obligations.  MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

The following table summarizes the effect of reinsurance:

	2010	2009	2008
	(In Millions)

Direct premiums	$66	$70	$75
Assumed	2	1	4
Reinsurance ceded	(29)	(31)	(34)
Premiums	$39	$40	$45

Variable Life and Investment-type
Product Policy Fee Income Ceded	$31	$30	$32
Policyholders’ Benefits Ceded	$43	$29	$86

8)	RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreement are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $47 million, $46 million and $57 million for 2010, 2009 and 2008, respectively.  At December 31, 2010 and 2009, respectively, MLOA reported an $8 million and $8 million payable to AXA Equitable in connection with its service agreement.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life in 2010 (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers.  AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis.  Premiums earned in 2010, 2009 and 2008 under this arrangement totaled approximately $2 million, $1 million and $3 million, respectively.  Claims and expenses paid in the same respective periods of 2010, 2009 and 2008 were $2 million, $1 million and $2 million, respectively.

MLOA cedes a portion of its life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis.  Premiums paid in 2010, 2009 and 2008 to AXA Equitable totaled approximately $0 million, $0 million and $1 million, respectively.  Claims and expenses in 2010, 2009 and 2008 were $1 million, $0 million and $12 million, respectively.

As more fully described in Note 7, MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Financial (Bermuda) Ltd.. MLOA reported $0 million, $0 million and $0 million of ceded premiums for 2010, 2009 and 2008, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates.  The amount of expenses incurred by MLOA related to these agreements were $2 million, $2 million and $2 million for 2010, 2009 and 2008, respectively.

On March 5, 1999, MLOA borrowed $51 million from MONY Benefit Management Corp. (“MBMC”), an affiliate, in exchange for a note payable in the same amount.  The note bore interest at 6.8% per annum and was due to mature on March 5, 2014.  Principal and interest were payable quarterly to MBMC.  The carrying value of the note was $20 million at December 31, 2009.  This note was paid in full on December 6, 2010.

9)	SHARE-BASED COMPENSATION

For 2010, 2009 and 2008, respectively, MLOA recognized compensation costs of $3 million, $1 million and $1 million, for share-based payment arrangements and $431 thousand, $410 thousand and $701 thousand related to employee stock options.

At December 31, 2010, approximately $239 thousand of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 1.6 years.

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff vesting period with exceptions for retirement, death, and disability.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees and financial professionals of AXA Financial’s subsidiaries was approximately $700 thousand, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2010 and 2009, respectively, MLOA recognized compensation expense of approximately $113 thousand and $119 thousand in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee and eligible financial professional will be considered for future award under terms then-to-be-determined and approved by the AXA Management Board.

10)	NET INVESTMENT INCOME (LOSS) AND INVESTMENT GAINS (LOSSES), NET

The following table breaks out Net investment income (loss) by asset category:

	2010	2009	2008
		(In Millions)

Fixed maturities	$106	$107	$111
Mortgage loans on real estate	10	12	13
Policy loans	8	8	8
Derivative instruments	-	-	(1)
Other equity investments	(1)	(1)	(1)
Other investment income	-	-	2

Gross investment income (loss)	123	126	132
Investment expenses	(4)	(4)	(6)

Net Investment Income (Loss)	$119	$122	$126

Investment gains (losses), net including changes in the valuation allowances are as follows:

	2010	2009	2008
		(In Millions)

Fixed maturities	$(47)	$(50)	$(38)
Impact of issuance of AllianceBernstein Units	(2)	(4)	-
Mortgage loans on real estate	1	(2)	-
Investment Gains (Losses), Net	$(48)	$(56)	$(38)

There were no writedowns of mortgage loans on real estate and equity real estate for 2010, 2009 and 2008.

For 2010, 2009 and 2008, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $88 million, $83 million and $35 million.  Gross gains of $4 million, $20 million and $0 million and gross losses of $2 million, $18 million and $1 million, respectively, were realized on these sales in 2010, 2009 and 2008, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for 2010, 2009 and 2008 amounted to $98 million, $220 million and $(189) million, respectively.

The net unrealized investment gains (losses) included in the balance sheets as a component of AOCI and the changes for the corresponding years, follow:

	2010	2009	2008
		(In Millions)

Balance, beginning of year	$(11)	$(119)	$(27)
Changes in unrealized investment gains (losses)	98	220	(189)
Impact of unrealized investment gains (losses) attributable to:
DAC and VOBA	(13)	(54)	47
Deferred income taxes	(29)	(58)	50
Balance, End of Year	$45	$(11)	$(119)

Balance, end of period comprises:
Unrealized investment gains (losses) on
fixed maturities	$74	$(24)	$(244)
Impact of unrealized investment gains (losses) attributable to:
DAC and VOBA	(6)	7	61
Deferred income taxes	(23)	6	64
Total	$45	$(11)	$(119)

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as AFS and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

11)	INCOME TAXES

A summary of the income tax (expense) benefits in the statements of earnings (loss) follows:

	2010	2009	2008
	(In Millions)

Income tax (expense) benefit:
Current (expense) benefit	$(24)	$(1)	$18
Deferred (expense) benefit	38	4	(24)
Total	$14	$3	$(6)

The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings (loss), before income taxes by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects are as follows:

	2010	2009	2008
	(In Millions)

Tax at statutory rate	$13	$(1)	$21
Dividends received deduction	1	4	1
Low income housing credit	1	1	-
Intercompany and IRS tax settlements	-	-	(29)
Other	(1)	(1)	1
Income Tax (Expense) Benefit	$14	$3	$(6)

The components of the net deferred income taxes are as follows:

	December 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Reserves and reinsurance	$-	$30	$-	$28
DAC	-	31	-	23
VOBA	-	42	-	52
Investments	32	-	26	-
Goodwill and other intangible assets	-	9	-	10
Net operating loss carry forward	19	-	19	-
Valuation allowance	(19)	-	(19)	-
Other	5	-	3	-
Total	$37	$112	$29	$113

At December 31, 2010, MLOA had Federal tax loss carryforwards of $54 million, against which a valuation allowance has been established. Management has determined that it is more likely than not that the tax benefit related to these differences will not be realized.

MLOA provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.  As of December 31, 2010, $5 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested.  At existing applicable income tax rates, additional taxes of approximately $2 million would need to be provided if such earnings were remitted.

At December 31, 2010 and 2009, respectively, the total amount of unrecognized tax benefits were $18 million and $17 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax (expense) benefit.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2010 and 2009 were $2 million and $2 million, respectively.  Tax (expense) benefit for 2010 reflected an expense of $0 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2010	2009	2008
	(In Millions)

Balance, beginning of year	$15	$14	$10
Additions for tax positions of prior years	1	1	10
Reductions for tax positions of prior years	-	-	(4)
Additions for tax positions of current years	-	-	2
Settlements with tax authorities	-	-	(4)
Balance, End of Year	$16	$15	$14

The IRS completed its examination of tax years 2002 through July 8, 2004, the date of MLOA’s acquisition by AXA Financial, and issued a Revenue Agent’s Report during third quarter 2008 that covered tax years 2002 through July 8, 2004 as well as amended returns for tax years 1998 through 2001.  MLOA agreed to all of the proposed adjustments.  IRS examinations for periods from July 8, 2004, the date of MLOA’s acquisition by AXA Financial, through 2007 commenced in 2010.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI for MLOA represents cumulative gains (losses) on investments that are not reflected in earnings (loss).  The balances for the past three years follow:

	December 31,
	2010	2009	2008
	(In Millions)

Unrealized gains (losses) on investments	$45	$(5)	$(119)
Impact of implementing new accounting guidance, net of taxes	-	(6)	-
Total Accumulated Other Comprehensive Income (loss)	$45	$(11)	$(119)

	December 31,
	2010	2009	2008
	(In Millions)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$51	$176	$(228)
(Gains) losses reclassified into net
earnings (loss) during the year	47	50	39
Net unrealized gains (losses) on investments	98	226	(189)
Adjustments for DAC and VOBA and
deferred income tax (expense) benefit	(42)	(112)	97

Other Comprehensive Income (Loss)	$56	$114	$(92)

13)	LITIGATION

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

MLOA is restricted as to the amounts it may pay as dividends to MONY Life.  Under Arizona Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholder not exceeding an amount calculated based on a statutory formula.  For 2010, 2009 and 2008, MLOA’s statutory net income (loss) was $(19) million, $11 million and $(68) million, respectively.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $232 million and $283 million at December 31, 2010 and 2009, respectively.  There were no shareholder dividends paid to MONY Life by MLOA in 2010, 2009 and 2008.

At December 31, 2010, MLOA, in accordance with various government and state regulations, had $5 million of securities deposited with such government or state agencies.

At December 31, 2010 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by the State of Arizona Insurance Department (the “AID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2010.

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

15)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2010 and 2009 are summarized below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In Millions)
2010
Total Revenues	$72	$74	$42	$49

Earnings (Loss) from Continuing
Operations, Net of Income Taxes	$(5)	$6	$(13)	$(11)

Net Earnings (Loss)	$(5)	$6	$(13)	$(11)

2009
Total Revenues	$76	$55	$45	$63

Earnings (Loss) from Continuing
Operations, Net of Income Taxes	$16	$(6)	$(12)	$7

Net Earnings (Loss)	$16	$(6)	$(12)	$7

    Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholder of
MONY Life Insurance Company of America:

Our audits of the financial statements referred to in our report dated March 10, 2011 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

As discussed in Note 2 of the Notes to Financial Statements, the Company changed its methods of accounting for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2011

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2010

			Carrying
Type of Investment	Cost (1)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$87	$88	$88
State, municipalities and political subdivisions	21	20	20
Foreign governments	4	4	4
Public utilities	277	292	292
All other corporate bonds	1,356	1,419	1,419
Redeemable preferred stocks	81	77	77
Total fixed maturities	1,826	1,900	1,900

Mortgage loans on real estate	141	146	141
Other invested assets (2)	2	2	2
Policy loans	132	163	132

Total Investments	$2,101	$2,211	$2,175

(1)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(2)	Other invested assets excludes a $76 million investment in units of AllianceBernstein L.P., a related party.

MONY LIFE INSURANCE COMPANY OF AMERICA
SCHEDULE IV
REINSURANCE
AT OR FOR THE YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In Millions)
2010
Life Insurance In-force	$49,952	$18,284	$-	$31,668	-

Premiums:
Life insurance and
annuities	$66	$(29)	$2	$39	5.1%
Accident and health	-	-	-	-
Total Premiums	$66	$(29)	$2	$39	5.1%

2009
Life Insurance In-force	$51,808	$19,451	$-	$32,357	-

Premiums:
Life insurance and
annuities	$70	$31	$1	$40	1.8%
Accident and health	-	-	-	-
Total Premiums	$70	$31	$1	$40	1.8%

2008
Life Insurance In-force	$54,426	$21,333	$-	$33,093	-

Premiums:
Life insurance and
annuities	$75	$34	$4	$45	7.8%
Accident and health	-	-	-	-
Total Premiums	$75	$34	$4	$45	7.8%

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MONY Life Insurance Company of America (“MLOA”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the MLOA’s disclosure controls and procedures are effective.

Management’s annual report on internal control over financial reporting

Management, including the Chief Executive Officer and Chief Financial Officer of MLOA, is responsible for establishing and maintaining adequate internal control over MLOA’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

MLOA’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 210 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that MLOA’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of MLOA’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by MLOA’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit MLOA to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes to MLOA’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect MLOA’s internal control over financial reporting.

9A-1

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I to Form 10-K.

10-1

Part III, Item 11.

EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I to Form 10-K.

11-1

7.

Part III, Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I to Form 10-K.

12-1

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of MLOA’s annual financial statements for 2010 and 2009, and fees for other services rendered by PwC.  The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 8 of Notes to Financial Statements).

	2010	2009
	(In Thousands)

Principal Accounting Fees and Services:
Audit fees	$248	$315
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$248	$315

Audit fees consist of the aggregate amounts billed or to be billed by PwC for professional services rendered for the audit of MLOA’s annual financial statements, review of financial statements included in MLOA’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

MLOA’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis, provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement.  Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.  All services provided by PwC in 2010 were pre-approved in accordance with these procedures.

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

Date:	March 10, 2011	MONY LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Mark Pearson
Name:	Mark Pearson
Chairman of the Board and
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson	Chairman of the Board and	March 10, 2011
Mark Pearson	Chief Executive Officer, Director

/s/ Richard S. Dziadzio	Senior Executive Vice President and	March 10, 2011
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and	March 10, 2011
Alvin H. Fenichel	Chief Accounting Officer

/s/ Henri de Castries	Director	March 10, 2011
Henri de Castries

/s/ Denis Duverne	Director	March 10, 2011
Denis Duverne

/s/ Charlynn Goins	Director	March 10, 2011
Charlynn Goins

/s/ Danny L. Hale	Director	March 10, 2011
Danny L. Hale

/s/ Anthony J. Hamilton	Director	March 10, 2011
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 10, 2011
Mary R. Henderson

/s/ James F. Higgins	Director	March 10, 2011
James F. Higgins

/s/ Peter S. Kraus	Director	March 10, 2011
Peter S. Kraus

/s/ Scott D. Miller	Director	March 10, 2011
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 10, 2011
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 10, 2011
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 10, 2011
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 10, 2011
Peter J. Tobin

/s/ Richard C. Vaughan	Director	March 10, 2011
Richard C. Vaughan

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing
1.1	Form of Underwriting Agreement among MLOA, MONY Securities Corp. and MONY Series Fund, Inc.	Filed as Exhibit 3(a) to Post-Effective Amendment No. 3 dated February 28, 1991 to Registration Statement No. 33-20453 and incorporated by reference herein.

3.1	Articles of Incorporation of MLOA	Filed as Exhibit 6(a) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

3.2	By-Laws of MLOA	Filed as Exhibit 6(b) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

10.1	Forms of MLOA’s Policy Contract Riders	Filed as Exhibit 10.6 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.

10.2	Amended and Restated Services Agreement between MLOA and AXA Equitable Life Insurance Company dated as of February 1, 2005	Filed as Exhibit 10.2 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein.

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith

E-1