Form 10-Q
period 2011-03-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2011-05-13
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2011

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

(212) 554-1234
(Registrant’s telephone number, including area code)

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
                                      Yes  ☐  No  ☒

As of May 13, 2011, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

*	Omitted pursuant to General Instruction H of Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of MONY Life Insurance Company of America to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  MONY Life Insurance Company of America assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of MONY Life Insurance Company of America’s Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

PART I    FINANCIAL INFORMATION
Item 1:  Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS	(In Millions)
Investments:
Fixed maturities available for sale, at fair value	$1,925	$1,900
Mortgage loans on real estate	134	141
Policy loans	133	132
Other invested assets	78	78
Total investments	2,270	2,251
Cash and cash equivalents	88	92
Amounts due from reinsurers	137	139
Deferred policy acquisition costs	208	189
Value of business acquired	109	107
Other assets	34	29
Separate Accounts’ assets	1,859	1,840

Total Assets	$4,705	$4,647

LIABILITIES
Policyholders’ account balances	$1,647	$1,664
Future policy benefits and other policyholders liabilities	380	378
Other liabilities	46	42
Amounts due to brokers	25	-
Income taxes payable	108	118
Separate Accounts’ liabilities	1,859	1,840
Total liabilities	4,065	4,042

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2	2
Capital in excess of par value	514	514
Retained earnings	87	44
Accumulated other comprehensive income (loss)	37	45
Total shareholder’s equity	640	605

Total Liabilities and Shareholder’s Equity	$4,705	$4,647

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$30	$31
Premiums	10	10
Net investment income (loss)	29	30
Investment gains (losses), net:
Total other-than-temporary impairment losses	-	(4)
Portion of loss recognized in other comprehensive income (loss)	-	1
Net impairment losses recognized	-	(3)
Other investment gains (losses), net	1	2
Total investment gains (losses), net	1	(1)
Other income	2	3
Increase (decrease) in fair value of reinsurance contracts	(1)	(1)
Total revenues	71	72

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	27	30
Interest credited to policyholders’ account balances	15	18
Compensation and benefits	8	7
Commissions	9	9
Amortization of deferred policy acquisition costs and value of business acquired	(27)	14
Capitalization of deferred policy acquisition costs	(7)	(6)
Rent expense	1	1
Other operating costs and expenses	8	8
Total benefits and other deductions	34	81

Earnings (loss), before income taxes	37	(9)
Income tax (expense) benefit	6	4

Net Earnings (Loss)	$43	$(5)

See Notes to Financial Statements.

 MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	514	512
Changes in capital in excess of par value	-	-
Capital in excess of par value, end of period	514	512

Retained earnings, beginning of year	44	67
Net earnings (loss)	43	(5)
Retained earnings, end of period	87	62

Accumulated other comprehensive income (loss), beginning of year	45	(11)
Other comprehensive income (loss)	(8)	10
Accumulated other comprehensive income (loss), end of period	37	(1)

Total Shareholder’s Equity, End of Period	$640	$575

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$43	$(5)

Change in unrealized gains (losses), net of reclassification adjustment	(8)	10
Total other comprehensive income (loss), net of income taxes	(8)	10

Comprehensive Income (Loss)	$35	$5

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

Net earnings (loss)	$43	$(5)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Interest credited to policyholders’ account balances	15	18
Universal life and investment-type product policy fee income	(30)	(31)
Change in accrued investment income	(2)	(4)
Investment (gains) losses, net	(1)	1
Change in deferred policy acquisition costs and
value of business acquired	(34)	8
Change in fair value of reinsurance contracts	1	1
Change in future policy benefits	-	(3)
Change in other policyholders liabilities	5	5
Change in income tax payable	(6)	(4)
Provision for depreciation and amortization	1	1
Dividend from AllianceBernstein	1	2
Other, net	(3)	(5)

Net cash provided by (used in) operating activities	(10)	(16)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	72	19
Sales of investments	6	25
Purchases of investments	(70)	(34)
Other, net	(2)	4

Net cash provided by (used in) investing activities	6	14

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	24	41
Withdrawals and transfers to Separate Accounts	(24)	(35)
Repayment of note to affiliate	-	(1)

Net cash provided by (used in) financing activities	-	5

Change in cash and cash equivalents	(4)	3
Cash and cash equivalents, beginning of year	92	57

Cash and Cash Equivalents, End of Period	$88	$60

Supplemental cash flow information:
Interest Paid	$-	$-
Schedule of non-cash financing activities:
Shared-based Programs	$-	$-

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2011” and “first quarter 2010” refer to the three months ended March 31, 2011 and 2010, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which was effective for first quarter 2011.  These new disclosures have been included in the Notes to MLOA’s financial statements, as appropriate.

New Accounting Pronouncements

In April 2011, the FASB issued new guidance for a creditor's determination of whether a restructuring is a troubled debt restructuring (“TDR”).  The new guidance provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR.  The financial reporting implications of being classified as a TDR are that the creditor is required to:

•	Consider the receivable impaired when calculating the allowance for credit losses; and

•
Provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of recently issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.

The new guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  Management does not expect the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS:

Available-for Sale-Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
March 31, 2011:
Fixed maturities:
Corporate	$1,572	$108	$5	$1,675	$-
U.S. Treasury, government
and agency	67	1	-	68	-
States and political subdivisions	21	-	1	20	-
Foreign governments	4	-	-	4	-
Commercial mortgage-backed	65	1	30	36	2
Residential mortgage-backed (1)	30	2	-	32	-
Asset-backed (2)	10	1	-	11	-
Redeemable preferred stock	81	-	2	79	-
Total at March 31, 2011	$1,850	$113	$38	$1,925	$2

December 31, 2010
Fixed maturities:
Corporate	$1,522	$112	$5	$1,629	$-
U.S. Treasury, government
and agency	87	1	-	88	-
States and political subdivisions	21	-	1	20	-
Foreign governments	4	-	-	4	-
Commercial mortgage-backed	68	-	32	36	3
Residential mortgage-backed (1)	33	2	-	35	-
Asset-backed (2)	10	1	-	11	-
Redeemable preferred stock	81	-	4	77	-
Total at December 31, 2010	$1,826	$116	$42	$1,900	$3

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2011 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2011

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$53	$54
Due in years two through five	696	745
Due in years six through ten	760	807
Due after ten years	155	161
Subtotal	1,664	1,767
Commercial mortgage-backed securities	65	36
Residential mortgage-backed securities	30	32
Asset-backed securities	10	11
Total	$1,769	$1,846

For the first three months of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $21 million and $14 million, respectively.  Gross gains of $1 million and $1 million and gross losses of $1 million and $0 million were realized on these sales for the first quarters of 2011 and 2010, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first quarters of 2011 and 2010 amounted to $0 million and $26 million, respectively.

MLOA recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended March 31,
	2011	2010
	(In Millions)

Credit losses recognized in earnings (loss) (1)	$-	$(3)
Non-credit losses recognized in OCI	-	-
Total OTTI	$-	$(3)

(1)
For first quarters 2011 and 2010, respectively, included in credit losses recognized in earnings (loss) were OTTI of $0 million and $0 million related to AFS fixed maturities as MLOA intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA, at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2011	2010
	(In Millions)

Balance at January 1,	$(83)	$(54)
Previously recognized impairments on securities that matured, paid, prepaid or sold	11	-
Recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	-	(3)
Additional impairments this period on securities previously impaired	-	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balance at March 31,	$(72)	$(57)

(1)
Represents circumstances where MLOA determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(2)	$(3)
All other	77	77
Net Unrealized Gains (Losses)	$75	$74

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$(3)	$-	$1	$(2)
Net investment gains (losses)
arising during the period	1	-	-	1
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	-	-	-
Deferred income taxes	-	-	-	-
Balance, March 31, 2011	$(2)	$-	$1	$1

Balance, January 1, 2010	$-	$-	$-	$-
Net investment gains (losses)
arising during the period	-	-	-	-
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-
Excluded from Net earnings (loss) (1)	(1)	-	-	(1)
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	1	-	1
Deferred income taxes	-	-	-	-
Balance, March 31, 2010	$(1)	$1	$-	$-

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

				AOCI Gain
	Net		Deferred	(Loss)
	Unrealized		Income	Related to Net
	Gains		Tax	Unrealized
	(Losses) on	DAC and	Asset	Investment
	Investments	VOBA	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$77	$(6)	$(24)	$47
Net investment gains (losses)
arising during the period	(1)	-	-	(1)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	-	-	1
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	(13)	-	(13)
Deferred income taxes	-	-	4	4
Balance, March 31, 2011	$77	$(19)	$(20)	$38

Balance, January 1, 2010	$(24)	$7	$6	$(11)
Net investment gains (losses)
arising during the period	27	-	-	27
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(1)	-	-	(1)
Excluded from Net earnings (loss) (1)	1	-	-	1
Impact of net unrealized investment
gains (losses) on:
DAC and VOBA	-	(10)	-	(10)
Deferred income taxes	-	-	(6)	(6)
Balance, March 31, 2010	$3	$(3)	$-	$-

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of 114 issues at March 31, 2011 and 108 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

March 31, 2011:
Fixed maturities:
Corporate	$144	$(4)	$18	$(1)	$162	$(5)
U.S. Treasury, government
and agency	26	-	-	-	26	-
States and political subdivisions	19	(1)	-	-	19	(1)
Foreign governments	2	-	-	-	2	-
Commercial mortgage-backed	1	(1)	32	(29)	33	(30)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	-	-	1	-	1	-
Redeemable preferred stock	15	(1)	54	(1)	69	(2)

Total	$207	$(7)	$105	$(31)	$312	$(38)

December 31, 2010
Fixed maturities:
Corporate	$87	$(3)	$30	$(2)	$117	$(5)
U.S. Treasury, government
and agency	2	-	-	-	2	-
States and political subdivisions	19	(1)	-	-	19	(1)
Foreign governments	2	-	-	-	2	-
Commercial mortgage-backed	1	(1)	32	(31)	33	(32)
Residential mortgage-backed	-	-	-	-	-	-
Asset-backed	-	-	1	-	1	-
Redeemable preferred stock	-	-	70	(4)	70	(4)

Total	$111	$(5)	$133	$(37)	$244	$(42)

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA, other than securities of the U.S. government, U.S. government agencies and certain securities guaranteed by the U.S. government. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.2% of total investments.  The largest exposure to a single issuer of corporate securities held at March 31, 2011 and December 31, 2010 were $27 million and $27 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At March 31, 2011 and December 31, 2010, respectively, approximately $151 million and $175 million, or 8.2% and 9.6%, of the $1,850 million and $1,826 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $28 million and $30 million at March 31, 2011 and December 31, 2010, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At March 31, 2011 and December 31, 2010, MLOA owned $5 million and $5 million, respectively, in RMBS backed by subprime residential mortgage loans and no RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2011, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $3 million.

For the first quarters of 2011 and 2010, investment income is shown net of investment expenses of $1 million and $1 million, respectively.

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2011 and December 31, 2010, respectively, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $9 million and $9 million for commercial and $0 million and $0 million for agricultural, respectively.

Valuation Allowances for Mortgage Loans:

Allowances for credit losses for mortgage loans for the first quarter 2011 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total
	(In Millions)
Allowance for credit losses:
Beginning balance, January 1	$2	$-	$2
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	-	-	-
Ending Balance, March 31	$2	$-	$2

Ending Balance, March 31:
Individually Evaluated for Impairment	$2	$-	$2

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated Credit Quality	$-	$-	$-

Investment valuation allowances for mortgage loans totaled $2 million during the first quarter of 2010.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2011
Debt Service Coverage Ratio

Loan-to-Value Ratio(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

Commercial Mortgage Loans(1)
0% - 50	$5	$-	$-	$-	$2	$-	$7
50% - 70	-	-	17	13	8	-	38
70% - 90	-	-	-	27	-	-	27
90% plus	10	-	-	-	-	-	10
Total Commercial
Mortgage Loans	$15	$-	$17	$40	$10	$-	$82

Agricultural Mortgage Loans(1)
0% - 50	$2	$-	$6	$10	$1	$23	$42
50% -70	1	-	1	2	4	4	12
70% -90	-	-	-	-	-	-	-
90% plus	-	-	-	-	-	-	-
Total Agricultural
Mortgage Loans	$3	$-	$7	$12	$5	$27	$54

Total Mortgage Loans(1)
0% - 50	$7	$-	$6	$10	$3	$23	$49
50% - 0	1	-	18	15	12	4	50
70% - 0	-	-	-	27	-	-	27
90% plus	10	-	-	-	-	-	10
Total Mortgage Loans	$18	$-	$24	$52	$15	$27	$136

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the age analysis of past due mortgage loans at March 31, 2011.

Age Analysis of Past Due Mortgage Loans

							Recorded
			Greater				Investment
			Than			Total	> 90 Days
	30-59	60-89	90			Financing	and
	Days	Days	Days	Total	Current	Receivables	Accruing
	(In Millions)
Commercial	$-	$-	$-	$-	$82	$82	$-
Agricultural	-	-	-	-	54	54	-
Total Mortgage Loans	$-	$-	$-	$-	$136	$136	$-

The following table provides information relating to impaired mortgage loans at March 31, 2011 and December 31, 2010.

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Recognized
(In Millions)
March 31, 2011
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	-	-	-	-	-
Total	$-	$-	$-	$-	$-

With related allowance recorded:
Commercial mortgage loans - other	$10	$8	$(2)	$10	$1
Agricultural mortgage loans	-	-	-	-	-
Total	$10	$8	$(2)	$10	$1

December 31, 2010
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	-	-	-	-	-
Total	$-	$-	$-	$-	$-

With related allowance recorded:
Commercial mortgage loans - other	$10	$8	$(2)	$10	$1
Agricultural mortgage loans	-	-	-	-	-
Total	$10	$8	$(2)	$10	$1

(1)      Represents a five-quarter average of recorded amortized cost.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Balances, beginning of year	$76	$79
Equity in net earnings (loss)	1	1
Dividends received	(1)	(2)
Balances, End of Period	$76	$78

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values of March 31, 2011 and December 31, 2010 were $2 million and $2 million, respectively.

4)          VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of March 31, 2011 and December 31, 2010:

	Gross	Accumulated
	Carrying	Amortization
	Amount	and Other (1)	Net
	(In Millions)

VOBA

March 31, 2011	$416	$(307)	$109

December 31, 2010	$416	$(309)	$107

(1)	Includes reactivity to unrealized investment gains (losses) and the impact of the December 31, 2005 MODCO recapture.

For the first quarter of 2011, negative amortization expense related to VOBA was $(14) million and for the first quarter 2010 amortization expense was $11 million.  VOBA amortization is estimated to range between $12 million and $8 million annually through 2015.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at

	Level 1	Level 2	Level 3	Total
March 31, 2011:	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$1,656	$19	$1,675
U.S. Treasury, government
and agency	-	68	-	68
States and political subdivisions	-	20	-	20
Foreign governments	-	4	-	4
Commercial mortgage-backed	-	-	36	36
Residential mortgage- backed (1)	-	32	-	32
Asset-backed (2)	-	5	6	11
Redeemable preferred stock	19	60	-	79
Subtotal	19	1,845	61	1,925
Other equity investments	1	-	-	1
Cash equivalents	84	-	-	84
GMIB reinsurance contracts	-	-	1	1
Separate Accounts’ assets	1,845	14	-	1,859
Total Assets	$1,949	$1,859	$62	$3,870

December 31, 2010:
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$1,610	$19	$1,629
U.S. Treasury, government
and agency	-	88	-	88
States and political subdivisions	-	20	-	20
Foreign governments	-	4	-	4
Commercial mortgage-backed	-	-	36	36
Residential mortgage- backed (1)	-	35	-	35
Asset-backed (2)	-	6	5	11
Redeemable preferred stock	19	58	-	77
Subtotal	19	1,821	60	1,900
Other equity investments	1	-	-	1
Cash equivalents	87	-	-	87
GMIB reinsurance contracts	-	-	2	2
Separate Accounts’ assets	1,825	15	-	1,840
Total Assets	$1,932	$1,836	$62	$3,830

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 50.4% and 50.5% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 48.0% and 47.9% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At March 31, 2011 and December 31, 2010, respectively, approximately $32 million and $35 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.6% and 1.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2011 and December 31, 2010, respectively, were approximately $18 million and $18 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $42 million and $42 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2011 and December 31, 2010, respectively.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, MLOA instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At March 31, 2011, MLOA continued to apply this methodology to measure the fair value of these CMBS below the senior AAA tranche, having established ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect deterioration in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively.   After giving consideration to collateral arrangements, MLOA made no adjustment to reduce the fair value of its GMIB asset at March 31, 2011 to recognize incremental counterparty non-performance risk.

In first quarter 2011, AFS fixed maturities with fair values of $0 million and $1 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $0 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 0.2% of total equity at March 31, 2011.

In first quarter 2010, AFS fixed maturities with fair values of $9 million and $1 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $3 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2.0% of total equity at March 31, 2010.

The table below presents a reconciliation for all Level 3 assets for first quarter of 2011 and 2010 respectively:

Level 3 Instruments
Fair Value Measurements

		Commercial		Redeemable	GMIB
		Mortgage-	Asset-	Preferred	Reinsurance
	Corporate	backed	backed	Stock	Contracts
	(In Millions)

Balance, January 1, 2011	$19	$36	$5	$-	$2
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	-	1	1	-	-
Increase (decrease) in the fair
value of the reinsurance contracts	-	-	-	-	(1)
Subtotal	-	1	1	-	(1)
Other comprehensive income (loss)	-	2	-	-	-
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	(3)	-	-	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-
Balance, March 31, 2011	$19	$36	$6	$-	$1

Balance, January 1, 2010	$24	$64	$6	$5	$2
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	-	(3)	-	-	-
Increase (decrease) in the fair
value of the reinsurance contracts	-	-	-	-	(1)
Subtotal	-	(3)	-	-	(1)
Other comprehensive income (loss)	-	(11)	-	-	-
Purchases/ issuances	6	-	-	-	-
Sales/settlements	(2)	-	-	-	-
Transfers into/out of
Level 3 (2)	(6)	-	-	-	-
Balance, March 31, 2010	$22	$50	$6	$5	$1

(1)
There were no U.S. treasury, government and agency; State and political subdivisions; Foreign government; Residential mortgaged-backed; Other equity investments; Other invested assets or Separate Accounts assets classified as Level 3 at March 31, 2011 and 2010.

(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the first quarter of 2011 and 2010 by category for Level 3 assets still held at March 31, 2011 and 2010, respectively:

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of
	Income	(Losses),	Reinsurance
	(Loss)	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments:
Still Held at March 31, 2011(1):
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$-	$-	$-	$1
Other fixed maturities, available-for-sale	-	-	-	-
Subtotal	-	-	-	-
GMIB reinsurance contracts	-	-	(1)	-
Total	$-	$-	$(1)	$1

Still Held at March 31, 2010 (1):
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$-	$-	$-	$(11)
Other fixed maturities, available-for-sale	-	-	-	-
Subtotal	-	-	-	(11)
GMIB reinsurance contracts	-	-	(1)	-
Total	$-	$-	$(1)	$(11)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents, and Separate Accounts’ assets at March 31, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the first quarters of 2011 and 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at March 31, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Mortgage loans on real estate	$134	$139	$141	$146
Policyholders liabilities:
Investment contracts	256	258	268	273

6)          GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)      Variable Annuity Contracts – GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include a five year or an annual reset.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2011	$6	$2	$8
Paid guarantee benefits	(1)	-	(1)
Other changes in reserve	-	-	-
Balance at March 31, 2011	$5	$2	$7

Balance at January 1, 2010	$5	$3	$8
Paid guarantee benefits	(1)	-	(1)
Other changes in reserve	1	(1)	-
Balance at March 31, 2010	$5	$2	$7

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Balances, beginning of year	$3	$3
Paid guarantee benefits	-	-
Other changes in reserve	-	-
Balances, End of Period	$3	$3

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$125	$182	N/A	$27	$334
Separate Accounts	$417	$532	N/A	$93	$1,042
Net amount at risk, gross	$5	$60	N/A	$16	$81
Net amount at risk, net of
amounts reinsured	$5	$53	N/A	$1	$59
Average attained age
of contractholders	64.5	64.9	N/A	64.6	64.7
Percentage of contractholders
over age 70	22.9%	22.7%	N/A	19.6%	22.6%
Contractually specified
interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$93	N/A	$93
Net amount at risk, gross	N/A	N/A	$2	N/A	$2
Net amount at risk, net of
amount reinsured	N/A	N/A	$-	N/A	$-
Weighted average years remaining
until annuitization	N/A	N/A	2.1	N/A	2.1
Contractually specified
interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2011	2010
	(In Millions)

GMDB:
Equity	$879	$878
Fixed income	103	111
Balanced	18	18
Other	42	46
Total	$1,042	$1,053

GMIB:
Equity	$74	$73
Fixed income	14	15
Other	5	6
Total	$93	$94

C)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both March 31, 2011 and December 31, 2010, MLOA had liabilities of $1 million for no lapse guarantees reflected in the General Account in Future policy benefits and other policyholders liabilities.

7)        RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $12 million and $11 million for the first quarter of 2011 and of 2010, respectively.  At March 31, 2011 and December 31, 2010, MLOA reported a payable to AXA Equitable in connection with its service agreement of $10 million and $8 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers.  AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis.  Premiums earned in first quarters of 2011 and 2010 under this arrangement were $0 million, and $0 million, respectively.  Claims and expenses paid in the first quarters of 2011 and 2010 were $0 million and $0 million, respectively.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Financial (Bermuda) Ltd.  MLOA reported $0 million and $0 million of ceded premiums for the first quarter of 2011 and of 2010, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $478 thousand and $502 thousand for the first quarter of 2011 and of 2010, respectively.

8)        SHARE-BASED COMPENSATION

For the first quarters of 2011 and 2010, MLOA recognized compensation cost of $535 thousand and $890 thousand, respectively, for share-based payment arrangements.

9)        INCOME TAXES

Income taxes for interim periods ended March 31, 2011 and 2010 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax benefit for the interim period ended March 31, 2011 reflected a benefit in the amount of $19 million related to the determination that the valuation allowance previously established on deferred tax assets related to net operating loss carry forwards was no longer necessary.

10)      LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA’s Notes to Financial Statements for the year ended December 31, 2010.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for MLOA that follows should be read in conjunction with the Financial Statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere in this report and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in MLOA’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

RESULTS OF OPERATIONS

First Quarter 2011 Compared to First Quarter 2010

Net earnings were $43 million for first quarter 2011, an increase of $48 million from net loss of $5 million in first quarter 2010, primarily due to negative DAC and VOBA amortization.

Income tax benefit increased $2 million in first quarter 2011 to $6 million as compared to $4 million in the 2010 quarter.  In first quarter 2011, management reviewed the intercompany tax sharing agreement between MLOA and MONY Life and determined that the valuation allowance previously established on deferred tax assets related to net operating loss carry forwards was no longer necessary. Consequently, the tax benefit for MLOA for the first quarter of 2011 reflected a release of $19 million of valuation allowances related to prior periods.  This more than offset the tax expense on $37 million of pre-tax earnings.  The tax benefit in the 2010 quarter was due to pre-tax losses of $9 million.

Earnings before income taxes were $37 million in first quarter 2011, an increase of $46 million from loss before income taxes of $9 million in the 2010 quarter.

Revenues.  Total revenues for the first quarter of 2011 decreased $1 million to $71 million from $72 million for the first quarter of 2010.

Universal life and investment-type product policy fee income decreased $1 million for the first quarter of 2011 to $30 million from $31 million for the first quarter of 2010 primarily due to lower fees on lower policyholders’ account balances.

Net investment income decreased $1 million for the first quarter of 2011 to $29 million from $30 million for the first quarter of 2010 principally due to lower investment income on fixed maturities.

Investment gains (losses), net increased $2 million for the first quarter of 2011 to gains of $1 million from a loss of $1 million for the first quarter of 2010 due to no writedowns on fixed maturities during first quarter of 2011 as compared to $3 million in writedowns in the 2010 quarter partially offset by lower gains on sales of fixed maturities in first quarter 2011 as compared to the 2010 quarter.

Increase (decrease) in the fair value of reinsurance contracts was $(1) million for both first quarter 2011 and 2010.  Both quarters reflected then existing market conditions.

Benefits and Other Deductions.  Total benefits and other deductions for the first quarter of 2011 decreased $47 million to $34 million from $81 million for the first quarter of 2010.

Policyholders’ benefits decreased $3 million for the first quarter of 2011 to $27 million from $30 million for the first quarter of 2010 principally due to lower death benefits partially offset by a lower decrease in reserves.

Interest credited to policyholders’ account balances decreased $3 million for the first quarter of 2011 to $15 million from $18 million for the first quarter of 2010 principally due to lower crediting rates.

Compensation and benefits expense increased $1 million to $8 million for the first quarter of 2011 from $7 million for the first quarter of 2010 due to an increase in allocated salary and benefit expenses.

Amortization of DAC and VOBA decreased $41 million for the first quarter of 2011 to negative amortization of $27 million from amortization of $14 million for the first quarter of 2010, resulting from unlocking of assumptions due to better lapse experience in annuities and interest sensitive-life products in first quarter 2011.  In first quarter 2010 the increase was due to revised estimate of future reinsurance costs and other updates.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products decreased by $2 million from $72 million during the first quarter of 2010 to $70 million for the first quarter of 2011.  The decrease resulted from a decrease in sales of new life insurance products of $2 million and a decrease in renewals of life insurance products of $1 million partially offset by an increase in annuity deposits of $1 million.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $86 million in first quarter 2010 to $95 million in first quarter 2011. The increase is attributable to a $10 million increase for individual annuities partially offset by a decrease for variable and interest-sensitive life products of $1 million. The annualized annuities surrender rate increased to 17.1% in first quarter 2011 from 13.6% in first quarter 2010 and the variable and interest-sensitive life surrender rates decreased to 5.6% in first quarter 2011 from 5.9% in 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in MLOA’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2010 Form 10-K.

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

Date:	May 13, 2011	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	May 13, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer