Form 10-Q
period 2011-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2011-08-11
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2011

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
Yes  ☐    No  ☒
As of August 11, 2011, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART I  FINANCIAL INFORMATION
Item 1: Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS	(In Millions)
Investments:
Fixed maturities available for sale, at fair value	$1,974	$1,900
Mortgage loans on real estate	132	141
Policy loans	135	132
Other invested assets	78	78
Total investments	2,319	2,251
Cash and cash equivalents	24	92
Amounts due from reinsurers	136	139
Deferred policy acquisition costs	214	189
Value of business acquired	100	107
Other assets	28	29
Separate Accounts' assets	1,805	1,840

Total Assets	$4,626	$4,647

LIABILITIES
Policyholders’ account balances	$1,625	$1,664
Future policy benefits and other policyholders liabilities	380	378
Other liabilities	45	42
Income taxes payable	116	118
Separate Accounts' liabilities	1,805	1,840
Total liabilities	3,971	4,042

Commitments and contingent liabilities (Note 10)

SHAREHOLDER'S EQUITY
Common Stock, $1.00 par value; 5.0 million shares authorized,
2.5 million issued and outstanding	2	2
Capital in excess of par value	514	514
Retained earnings	92	44
Accumulated other comprehensive income (loss)	47	45
Total shareholder's equity	655	605

Total Liabilities and Shareholder's Equity	$4,626	$4,647

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA INC.
STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$28	$31	$58	$62
Premiums	9	9	19	19
Net investment income (loss)	29	30	58	60
Investment gains (losses), net:
Total other-than-temporary impairment losses	(1)	(3)	(1)	(7)
Portion of loss recognized in other comprehensive income (loss)	-	-	-	1
Net impairment losses recognized	(1)	(3)	(1)	(6)
Other investment gains (losses), net	-	2	1	4
Total investment gains (losses), net	(1)	(1)	-	(2)
Other income	3	2	5	5
Increase (decrease) in fair value of reinsurance contracts	1	3	-	2
Total revenues	69	74	140	146

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	20	19	47	49
Interest credited to policyholders' account balances	13	16	28	34
Compensation and benefits	8	10	16	17
Commissions	11	8	20	17
Interest expense	-	1	-	1
Amortization of deferred policy acquisition costs
and value of business acquired	7	11	(20)	25
Capitalization of deferred policy acquisition costs	(8)	(9)	(15)	(15)
Rent expense	1	1	2	2
Other operating costs and expenses	9	9	17	17
Total benefits and other deductions	61	66	95	147

Earnings (loss), before income taxes	8	8	45	(1)
Income tax (expense) benefit	(3)	(2)	3	2

Net Earnings (Loss)	$5	$6	$48	$1

See Notes to Financial Statements.

 MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF SHAREHOLDER’S EQUITY
QUARTERS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	514	512
Changes in capital in excess of par value	-	-
Capital in excess of par value, end of period	514	512

Retained earnings, beginning of year	44	67
Net earnings (loss)	48	1
Retained earnings, end of period	92	68

Accumulated other comprehensive income (loss), beginning of year	45	(11)
Other comprehensive income (loss)	2	33
Accumulated other comprehensive income (loss), end of period	47	22

Total Shareholder's Equity, End of Period	$655	$604

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

Net earnings (loss)	$48	$1
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders' account balances	28	34
Universal life and investment-type product policy fee income	(58)	(62)
Investment (gains) losses, net	-	2
Change in deferred policy acquisition costs and
value of business acquired	(35)	10
Change in accrued investment income	-	(1)
Change in fair value of reinsurance contracts	-	(2)
Change in future policy benefits	-	(4)
Change in other policyholders liabilities	(3)	(3)
Change in income taxes payable	(4)	(2)
Provision for depreciation and amortization	2	2
Dividend from AllianceBernstein	3	3

Net cash provided by (used in) operating activities	(19)	(22)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	87	25
Sales of investments	6	57
Purchases of investments	(138)	(51)
Other, net	(4)	(4)

Net cash provided by (used in) investing activities	(49)	27

Cash flows from financing activities:
Policyholders' account balances:
Deposits	62	110
Withdrawals and transfers to Separate Accounts	(62)	(114)
Repayment of note to affiliate	-	(2)

Net cash provided by (used in) financing activities	-	(6)

Change in cash and cash equivalents	(68)	(1)
Cash and cash equivalents, beginning of year	92	57

Cash and Cash Equivalents, End of Period	$24	$56

Supplemental cash flow information:
Interest Paid	$-	$1
Schedule of non-cash financing activities:
Shared-based Programs	$-	$-

See Notes to Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the financial position of MLOA and its results of operations and cash flows for the periods presented.  These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2011” and “second quarter 2010” refer to the three months ended June 30, 2011 and 2010, respectively.  The terms “first six months of 2011” and “first six months of 2010” refer to the six months ended June 30, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which was effective for the first quarter of 2011.  These new disclosures have been included in the Notes to MLOA’s financial statements, as appropriate.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance to amend the existing alternatives for presenting other comprehensive income and its components in financial statements. The amendments eliminate the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  This guidance will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  Management does not expect that implementation of this guidance will have a material impact on MLOA’s financial statements.

In May 2011, the FASB amended its guidance on fair value measurements and disclosure requirements to enhance comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures.  This guidance is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited.  Management does not expect that implementation of this guidance will have a material impact on MLOA’s financial statements.

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

The new guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  Management does not expect that implementation of this guidance will have a material impact on MLOA’s financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI(3)
	(In Millions)

June 30, 2011:
Fixed Maturities:
Corporate	$1,602	$125	$3	$1,724	$-
U.S. Treasury, government
and agency	69	2	-	71	-
States and political subdivisions	21	-	-	21	-
Foreign governments	4	-	-	4	-
Commercial mortgage-backed	64	1	30	35	2
Residential mortgage-backed (1)	28	2	-	30	-
Asset-backed (2)	9	1	-	10	-
Redeemable preferred stock	81	-	2	79	-
Total at June 30, 2011	$1,878	$131	$35	$1,974	$2

December 31, 2010:
Fixed Maturities:
Corporate	$1,522	$112	$5	$1,629	$-
U.S. Treasury, government
and agency	87	1	-	88	-
States and political subdivisions	21	-	1	20	-
Foreign governments	4	-	-	4	-
Commercial mortgage-backed	68	-	32	36	3
Residential mortgage-backed (1)	33	2	-	35	-
Asset-backed (2)	10	1	-	11	-
Redeemable preferred stock	81	-	4	77	-
Total at December 31, 2010	$1,826	$116	$42	$1,900	$3

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2011 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2011

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$71	$73
Due in years two through five	762	822
Due in years six through ten	723	777
Due after ten years	140	148
Subtotal	1,696	1,820
Commercial mortgage-backed securities	64	35
Residential mortgage-backed securities	28	30
Asset-backed securities	9	10
Total	$1,797	$1,895

For the first six months of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $10 million and $21 million, respectively.  Gross gains of $1 million and $1 million and gross losses of $1 million and $0 million were realized on these sales for the first six months of 2011 and 2010, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first six months of 2011 and 2010 amounted to $22 million and $61 million, respectively.

MLOA recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Millions)

Credit losses recognized in earnings (loss)	$(1)	$(3)	$(1)	$(6)
Non-credit losses recognized in OCI	-	-	-	(1)
Total OTTI	$(1)	$(3)	$(1)	$(7)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Millions)

Balances, beginning of period	$(72)	$(57)	$(83)	$(54)
Previously recognized impairments on securities that matured,
paid, prepaid or sold	-	26	11	26
Recognized impairments on securities impaired to fair value this period (1)	-	-	-	-
Impairments recognized this period on securities not previously impaired	(1)	(2)	(1)	(5)
Additional impairments this period on securities previously impaired	-	(1)	-	(1)
Increases due to passage of time on previously recorded credit losses	-	-	-	-
Accretion of previously recognized impairments due to increases in
expected cash flows	-	-	-	-
Balances at June 30,	$(73)	$(34)	$(73)	$(34)

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

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(3)	$(3)
All other	99	77
Net Unrealized Gains (Losses)	$96	$74

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

				AOCI Gain
	Net			(Loss) Related
	Unrealized		Deferred	to Net
	Gains		Income	Unrealized
	(Losses) on	DAC and	Tax Asset	Investment
	Investments	VOBA	(Liability)	Gains (Losses)
	(In Millions)

Balance, April 1, 2011	$(2)	$-	$1	$(1)
Net investment gains (losses) arising during the period	(1)	-	-	(1)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	-	-	-
Deferred income taxes	-	-	-	-
Balance, June 30, 2011	$(3)	$-	$1	$(2)

Balance, April 1, 2010	$(1)	$1	$-	$-
Net investment gains (losses) arising during the period	2	-	-	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(1)	-	-	(1)
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(1)	-	(1)
Deferred income taxes	-	-	-	-
Balance, June 30, 2010	$-	$-	$-	$-

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

AOCI Gain
	Net			(Loss) Related
	Unrealized		Deferred	to Net
	Gains		Income	Unrealized
	(Losses) on	DAC and	Tax Asset	Investment
	Investments	VOBA	(Liability)	Gains (Losses)
(In Millions)

Balance, January 1, 2011	$(3)	$-	$1	$(2)
Net investment gains (losses) arising during the period	-	-	-	-
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	-	-	-
Deferred income taxes	-	-	-	-
Balance, June 30, 2011	$(3)	$-	$1	$(2)

Balance, January 1, 2010	$-	$-	$-	$-
Net investment gains (losses) arising during the period	2	-	-	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(1)	-	-	(1)
Excluded from Net earnings (loss) (1)	(1)	-	-	(1)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	-	-	-
Deferred income taxes	-	-	-	-
Balance, June 30, 2010	$-	$-	$-	$-

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

				AOCI Gain
	Net			(Loss) Related
	Unrealized		Deferred	to Net
	Gains		Income	Unrealized
	(Losses) on	DAC and	Tax Asset	Investment
	Investments	VOBA	(Liability)	Gains (Losses)
	(In Millions)

Balance, April 1, 2011	$77	$(19)	$(20)	$38
Net investment gains (losses) arising during the period	23	-	-	23
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(1)	-	-	(1)
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(5)	-	(5)
Deferred income taxes	-	-	(6)	(6)
Balance, June 30, 2011	$99	$(24)	$(26)	$49

Balance, April 1, 2010	$3	$(3)	$-	$-
Net investment gains (losses) arising during the period	33	-	-	33
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	-	-	1
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	1	-	1
Deferred income taxes	-	-	(12)	(12)
Balance, June 30, 2010	$37	$(2)	$(12)	$23

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

				AOCI Gain
	Net			(Loss) Related
	Unrealized		Deferred	to Net
	Gains		Income	Unrealized
	(Losses) on	DAC and	Tax Asset	Investment
	Investments	VOBA	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$77	$(6)	$(24)	$47
Net investment gains (losses) arising during the period	23	-	-	23
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(1)	-	-	(1)
Excluded from Net earnings (loss) (1)	-	-	-	-
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(18)	-	(18)
Deferred income taxes	-	-	(2)	(2)
Balance, June 30, 2011	$99	$(24)	$(26)	$49

Balance, January 1, 2010	$(24)	$7	$6	$(11)
Net investment gains (losses) arising during the period	57	-	-	57
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	3	-	-	3
Excluded from Net earnings (loss) (1)	1	-	-	1
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	-	(9)	-	(9)
Deferred income taxes	-	-	(18)	(18)
Balance, June 30, 2010	$37	$(2)	$(12)	$23

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 95 issues at June 30, 2011 and the 108 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

June 30, 2011:
Fixed Maturities:
Corporate	$74	$(2)	$16	$(1)	$90	$(3)
U.S. Treasury, government
and agency	3	-	-	-	3	-
States and political subdivisions	18	-	-	-	18	-
Foreign governments	2	-	-	-	2	-
Commercial mortgage-backed	1	(2)	32	(28)	33	(30)
Asset-backed	-	-	1	-	1	-
Redeemable preferred stock	27	-	35	(2)	62	(2)

Total	$125	$(4)	$84	$(31)	$209	$(35)

December 31, 2010:
Fixed Maturities:
Corporate	$87	$(3)	$30	$(2)	$117	$(5)
U.S. Treasury, government
and agency	2	-	-	-	2	-
States and political subdivisions	19	(1)	-	-	19	(1)
Foreign governments	2	-	-	-	2	-
Commercial mortgage-backed	1	(1)	32	(31)	33	(32)
Asset-backed	-	-	1	-	1	-
Redeemable preferred stock	-	-	70	(4)	70	(4)

Total	$111	$(5)	$133	$(37)	$244	$(42)

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA, other than securities of the U.S. government, U.S. government agencies and certain securities guaranteed by the U.S. government. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.2% of total investments.  The largest exposures to a single issuer of corporate securities held at June 30, 2011 and December 31, 2010 were $27 million and $27 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2011 and December 31, 2010, respectively, approximately $164 million and $175 million, or 8.7% and 9.6%, of the $1,878 million and $1,826 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade.  These securities had net unrealized losses of $27 million and $30 million at June 30, 2011 and December 31, 2010, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2011 and December 31, 2010, MLOA owned $5 million and $5 million, respectively, in RMBS backed by subprime residential mortgage loans and no RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2011, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $2 million.

For the second quarter and first six months of 2011 and 2010, investment income is shown net of investment expenses of $1 million, $2 million, $1 million and $2 million, respectively.

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2011 and December 31, 2010, respectively, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $9 million and $9 million for commercial and $0 million and $0 million for agricultural, respectively.

Valuation Allowances for Mortgage Loans:

Allowances for credit losses for mortgage loans for the first six months of 2011 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total
	(In Millions)
Allowance for credit losses:
Beginning balance, January 1,	$2	$-	$2
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	-	-	-
Ending Balance, June 30,	$2	$-	$2

Ending Balance, June 30,:
Individually Evaluated for Impairment	$2	$-	$2

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated Credit Quality	$-	$-	$-

Investment valuation allowances for mortgage loans totaled $2 million at June 30, 2010.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at June 30, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2011

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio: (2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)
Commercial Mortgage Loans (1)
0% - 50%	$5	$-	$-	$-	$2	$-	$7
50% - 70%	-	-	17	20	-	-	37
70% - 90%	-	-	-	-	27	-	27
90% plus	10	-	-	-	-	-	10
Total Commercial
Mortgage Loans	$15	$-	$17	$20	$29	$-	$81

Agricultural Mortgage Loans (1)
0% - 50%	$2	$-	$6	$10	$1	$23	$42
50% - 70%	1	-	1	2	4	3	11
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	-	-	-
Total Agricultural
Mortgage Loans	$3	$-	$7	$12	$5	$26	$53

Total Mortgage Loans (1)
0% - 50%	$7	$-	$6	$10	$3	$23	$49
50% - 70%	1	-	18	22	4	3	48
70% - 90%	-	-	-	-	27	-	27
90% plus	10	-	-	-	-	-	10

Total Mortgage Loans	$18	$-	$24	$32	$34	$26	$134

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the age analysis of past due mortgage loans at June 30, 2011.

Age Analysis of Past Due Mortgage Loans

							Recorded
							Investment
						Total	> 90 Days
	30-59	60-89	90 Days			Financing	and
	Days	Days	or >	Total	Current	Receivables	Accruing
	(In Millions)

Commercial	$-	$-	$-	$-	$81	$81	$-
Agricultural	-	-	-	-	53	53	-
Total Mortgage Loans	$-	$-	$-	$-	$134	$134	$-

The following table provides information relating to impaired mortgage loans at June 30, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Recognized
(In Millions)
June 30, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	-	-	-	-	-
Total	$-	$-	$-	$-	$-

With related allowance recorded:
Commercial mortgage loans - other	$10	$8	$(2)	$10	$-
Agricultural mortgage loans	-	-	-	-	-
Total	$10	$8	$(2)	$10	$-

December 31, 2010:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	-	-	-	-	-
Total	$-	$-	$-	$-	$-

With related allowance recorded:
Commercial mortgage loans - other	$10	$8	$(2)	$10	$1
Agricultural mortgage loans	-	-	-	-	-
Total	$10	$8	$(2)	$10	$1

(1)      Represents a five-quarter average of recorded amortized cost.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Six Months Ended
	June 30,
	2011	2010
	(In Millions)

Balances, beginning of year	$76	$78
Equity in net earnings (loss)	2	2
Dividends received	(3)	(3)
Balances, End of period	$75	$77

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade.  The carrying values of June 30, 2011 and December 31, 2010 were $2 million and $2 million, respectively.
4)	VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of June 30, 2011 and December 31, 2010:

	Gross	Accumulated
	Carrying	Amortization
	Amount	and Other(1)	Net
	(In Millions)
VOBA

June 30, 2011	$416	$(316)	$100

December 31, 2010	$416	$(309)	$107

(1)	Includes reactivity to unrealized investment gains (losses) and the impact of the December 31, 2005 MODCO recapture.

For the second quarter of 2011 amortization expense related to VOBA was $4 million and for the first six months of 2011 negative amortization expense related to VOBA was $10 million.  For the second quarter and first six months of 2010 amortization expense was $7 million and $18 million, respectively.  VOBA amortization is estimated to range between $12 million and $8 million annually through 2015.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

	Level 1	Level 2	Level 3	Total
	(In Millions)
June 30, 2011:
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$1,706	$18	$1,724
U.S. Treasury, government and agency	-	70	-	70
States and political subdivisions	-	21	-	21
Foreign governments	-	4	-	4
Commercial mortgage-backed	-	-	35	35
Residential mortgage-backed (1)	-	30	-	30
Asset-backed (2)	-	5	6	11
Redeemable preferred stock	19	60	-	79
Subtotal	19	1,896	59	1,974
Other equity investments	1	-	-	1
Cash equivalents	20	-	-	20
GMIB reinsurance contracts	-	-	2	2
Separate Accounts' assets	1,790	15	-	1,805
Total Assets	$1,830	$1,911	$61	$3,802

December 31, 2010:
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$1,610	$19	$1,629
U.S. Treasury, government and agency	-	88	-	88
States and political subdivisions	-	20	-	20
Foreign governments	-	4	-	4
Commercial mortgage-backed	-	-	36	36
Residential mortgage-backed (1)	-	35	-	35
Asset-backed (2)	-	6	5	11
Redeemable preferred stock	19	58	-	77
Subtotal	19	1,821	60	1,900
Other equity investments	1	-	-	1
Cash equivalents	87	-	-	87
GMIB reinsurance contracts	-	-	2	2
Separate Accounts' assets	1,825	15	-	1,840
Total Assets	$1,932	$1,836	$62	$3,830

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 48.2% and 50.5% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 50.3% and 47.9% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2011 and December 31, 2010, respectively, approximately $31 million and $35 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.5% and 1.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2011 and December 31, 2010, respectively, were approximately $5 million and $18 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $41 million and $42 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, MLOA continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities.  In applying this valuation methodology, MLOA adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect changes in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively.   After giving consideration to collateral arrangements, MLOA made no adjustment to reduce the fair value of its GMIB asset at June 30, 2011 to recognize incremental counterparty non-performance risk.

In the first six months of 2011, no AFS fixed maturities were transferred between levels.

In the first six months 2010, AFS fixed maturities with fair values of $9 million and $1 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $2 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2% of total equity at June 30, 2010.

The table below presents a reconciliation for all Level 3 assets for second quarter and the first six months of 2011 and 2010 respectively:

Level 3 Instruments
Fair Value Measurements

		Commercial		Redeemable	GMIB
		Mortgage-	Asset-	Preferred	Reinsurance
	Corporate	backed	backed	Stock	Contracts
	(In Millions)

Balance, April 1, 2011	$19	$36	$6	$-	$1
Total gains (losses), realized and
unrealized included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	-	(1)	-	-	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	1
Subtotal	-	(1)	-	-	1
Other comprehensive income (loss)	(1)	-	-	-	-
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Transfers into Level 3(2)	-	-	-	-	-
Transfers out of Level 3(2)	-	-	-	-	-
Balance, June 30, 2011	$18	$35	$6	$-	$2

Balance, April 1, 2010	$22	$50	$6	$5	$1
Total gains (losses), realized and
unrealized included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	-	(3)	-	2	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	2
Subtotal	-	(3)	-	2	2
Other comprehensive income (loss)	1	(4)	-	-	-
Purchases/issuances	-	-	-	-	1
Sales/settlements	-	-	-	(7)	-
Transfers into/out of Level 3(2)	(2)	-	-	-	-
Balance, June 30, 2010	$21	$43	$6	$-	$4

(1)
There were no U.S. Treasury, government and agency; State and political subdivisions; Foreign government; Residential mortgaged-backed securities; Other equity investments; Other invested assets or Separate Accounts’ assets classified as Level 3 at June 30, 2011 and 2010.

(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

		Commercial		Redeemable	GMIB
		Mortgage-	Asset-	Preferred	Reinsurance
	Corporate	backed	backed	Stock	Contracts
	(In Millions)

Balance, January 1, 2011	$19	$36	$5	$-	$2
Total gains (losses), realized and
unrealized included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	-	-	1	-	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	-	-	1	-	-
Other comprehensive income (loss)	(1)	2	-	-	-
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	(3)	-	-	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-
Balance, June 30, 2011	$18	$35	$6	$-	$2

Balance, January 1, 2010	$24	$64	$6	$5	$2
Total gains (losses), realized and
unrealized included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-
Investment gains (losses), net	-	(6)	-	2	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	2
Subtotal	-	(6)	-	2	2
Other comprehensive income (loss)	1	(15)	-	-
Purchases/issuances	5	-	-	-	-
Sales/settlements	(2)	-	-	(7)	-
Transfers into/out of Level 3 (2)	(7)	-	-	-	-
Balance, June 30, 2010	$21	$43	$6	$-	$4

(1)
There were no U.S. Treasury, government and agency; State and political subdivisions; Foreign government; Residential mortgaged-backed securities; Other equity investments; Other invested assets or Separate Accounts’ assets classified as Level 3 at June 30, 2011 and 2010.

(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2011 and 2010 by category for Level 3 assets still held at June 30, 2011 and 2010, respectively:

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of
	Income	(Losses),	Reinsurance
	(Loss)	Net	Contracts	OCI
	(In Millions)
Level 3 Instruments:
Second Quarter 2011
Still Held at June 30, 2011: (1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$-	$-	$-	$-
Other fixed maturities, available-for-sale	-	-	-	(1)
Subtotal	-	-	-	(1)
GMIB reinsurance contracts	-	-	1	-
Total	$-	$-	$1	$(1)

Second Quarter 2010
Still Held at June 30, 2010: (1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$1
Commercial mortgage-backed	-	-	-	(4)
Other fixed maturities, available-for-sale	-	-	-	-
Subtotal	-	-	-	(4)
GMIB reinsurance contracts	-	-	3	-
Total	$-	$-	$3	$(4)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents and Separate Accounts’ assets at June 30, 2011 and 2010.

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of
	Income	(Losses),	Reinsurance
	(Loss)	Net	Contracts	OCI

	(In Millions)
Level 3 Instruments:
First Six Months of 2011
Still Held at June 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$-	$-	$-	$1
Other fixed maturities, available-for-sale	-	-	-	(1)
Subtotal	-	-	-	-
GMIB reinsurance contracts	-	-	-	-
Total	$-	$-	$-	$-

First Six Months of 2010
Still Held at June 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$1
Commercial mortgage-backed	-	-	-	(15)
Other fixed maturities, available-for-sale	-	-	-	-
Subtotal	-	-	-	(14)
GMIB reinsurance contracts	-	-	2	-
Total	$-	$-	$2	$(14)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents, and Separate Accounts’ assets at June 30, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At June 30, 2011 and December 31, 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at June 30, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Mortgage loans on real estate	$132	$138	$141	$146
Policyholders liabilities - Investment contracts	247	253	268	273

6)	GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2011	$6	$2	$8
Paid guarantee benefits	(1)	-	(1)
Other changes in reserve	-	-	-
Balance at June 30, 2011	$5	$2	$7

Balance at January 1, 2010	$5	$3	$8
Paid guarantee benefits	(1)	-	(1)
Other changes in reserve	1	(1)	-
Balance at June 30, 2010	$5	$2	$7

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2011	2010
	(In Millions)

Balances, beginning of year	$3	$3
Paid guarantee benefits	-	-
Other changes in reserve	-	-
Balances, End of Period	$3	$3

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$123	$181	N/A	$27	$331
Separate Accounts	$399	$504	N/A	$86	$989
Net amount at risk, gross	$5	$59	N/A	$16	$80
Net amount at risk, net of
amounts reinsured	$5	$52	N/A	$1	$58
Average attained age
of contractholders	64.8	65.1	N/A	65.0	65.0
Percentage of contractholders
over age 70	23.5%	23.1%	N/A	20.1%	23.1%
Contractually specified
interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	N/A	$27
Separate Accounts	N/A	N/A	$86	N/A	$86
Net amount at risk, gross	N/A	N/A	$2	N/A	$2
Net amount at risk, net of
amounts reinsured	N/A	N/A	$-	N/A	$-
Weighted average years remaining
until annuitization	N/A	N/A	2.0	N/A	2.0
Contractually specified
interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2011	2010
	(In Millions)

GMDB:
Equity	$833	$878
Fixed income	100	111
Balanced	18	18
Other	38	46
Total	$989	$1,053

GMIB:
Equity	$68	$73
Fixed income	14	15
Other	4	6
Total	$86	$94

C)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.  At both June 30, 2011 and December 31, 2010, MLOA had liabilities of $1 million for no lapse guarantees reflected in the General Account in Future policy benefits and other policyholders liabilities.

7)	RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business.  The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA.  As a result of such allocations, MLOA incurred expenses of $14 million, $26 million, $14 million and $25 million for the second quarter and first six months of 2011 and of 2010, respectively.  At June 30, 2011 and December 31, 2010, MLOA reported a payable to AXA Equitable in connection with its service agreement of $12 million and $8 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers.  AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis.  Premiums earned in second quarter and first six months of 2011 and 2010 under this arrangement were $77,000, $117,000, $71,000 and $291,000, respectively.  Claims and expenses paid in the second quarter and first six months of 2011 and 2010 were $113,000, $44,000, $146,000 and $174,000, respectively.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Financial (Bermuda) Ltd.  MLOA reported $83,000, $166,000, $83,000 and $178,000 of ceded premiums for the second quarter and first six months of 2011 and of 2010, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates.  The expenses incurred by MLOA related to these agreements were $480,000, $958,000, $501,000 and $1,003,000 for the second quarter and first six months of 2011 and of 2010, respectively.

8)	SHARE-BASED COMPENSATION

For the second quarter and first six months of 2011 and 2010, MLOA recognized compensation cost (credit) of $319,000, $854,000, $(47,000) and $843,000, respectively, for share-based payment arrangements.

9)	INCOME TAXES

Income taxes for interim periods ended June 30, 2011 and 2010 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax benefit for the six months ended June 30, 2011 reflected a benefit in the amount of $19 million related to the determination that the valuation allowance previously established on deferred tax assets related to net operating loss carry forwards was no longer necessary.

10)	LITIGATION
There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA’s Notes to Financial Statements for the year ended December 31, 2010, except as set forth below:

Insurance Regulatory Matters

MLOA, along with other life insurance industry companies, has been the subject of various examinations regarding its unclaimed property and escheatment procedures.  For example, MLOA has been contacted by a third party auditor on behalf of a number of U.S. state jurisdictions for compliance with unclaimed property laws of those jurisdictions.  MLOA is cooperating with these examinations.

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

11)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Millions)

Net earnings (loss)	$5	$6	$48	$1

Change in unrealized gains (losses), net of
reclassification adjustment	10	23	2	33
Other comprehensive income (loss)	10	23	2	33

Comprehensive Income (Loss)	$15	$29	$50	$34

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

RECENT EVENTS - FINANCIAL AND ECONOMIC ENVIRONMENT

Our business and results of operations are materially affected by conditions in the capital markets and the economy, generally.  Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes can have an adverse effect on our business, results of operations and financial condition.  Recent events, including among other things, sluggish economic data, concerns over European sovereign debt and the downgrade by Standard & Poors of the United States' debt from AAA to AA+ have added to the uncertainty in the capital markets and could further disrupt economic activity in the United States and elsewhere.  In addition, the recent decision by the United States Federal Reserve to keep the federal funds rate exceptionally low through mid-2013 may exacerbate the interest rate risks inherent in our business.  As a result of these events, many of the risks we face, including those identified in the Risk Factors section of the 2010 Form 10-K, and the resulting adverse effects on our business, results of operation and financial condition could be exacerbated.  See “Item 1A - Risk Factors” in the 2010 Form 10-K.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net earnings were $48 million for the first six months of 2011, an increase of $47 million from net earnings of $1 million in the first six months of 2010, primarily due to negative DAC and VOBA amortization.

Income tax benefit increased $1 million in the first six months of 2011 to $3 million as compared to $2 million in the comparable 2010 period.  In the first quarter of 2011, management reviewed the intercompany tax sharing agreement between MLOA and MONY Life and determined that the valuation allowance previously established on deferred tax assets related to net operating loss carry forwards was no longer necessary. Consequently, the tax benefit for MLOA for the first six months of 2011 reflected a release of $19 million of valuation allowances related to prior periods.  This more than offset the tax expense on $45 million of pre-tax earnings.  The tax benefit in the first six months of 2010 was due to pre-tax losses of $1 million.

Earnings before income taxes were $45 million in the first six months of 2011, an increase of $46 million from loss before income taxes of $1 million in the 2010 period.

Revenues.  Total revenues for the first six months of 2011 decreased $6 million to $140 million from $146 million for the first six months of 2010.

Universal life and investment-type product policy fee income decreased $4 million for the first six months of 2011 to $58 million from $62 million for the comparable 2010 period primarily due to higher initial fee liability capitalization resulting from the unlocking of assumptions due to better lapse experience in annuities and interest sensitive life products.

Net investment income decreased $2 million for the first six months of 2011 to $58 million from $60 million for the first six months of 2010 principally due to lower investment income on fixed maturities.

Investment gains (losses), net increased $2 million for the first six months of 2011 to gains of $0 million from a loss of $2 million for the comparable 2010 period due to writedowns of $1 million on fixed maturities during the first six months of 2011 as compared to $6 million in writedowns in the 2010 period partially offset by lower gains on sales of fixed maturities in the first six months of 2011 as compared to the 2010 period.

Benefits and Other Deductions.  Total benefits and other deductions for the first six months of 2011 decreased $52 million to $95 million from $147 million for the comparable 2010 period.

Policyholders’ benefits decreased $2 million for the first six months of 2011 to $47 million from $49 million for the first six months of 2010 principally due to $7 million favorable mortality experience partially offset by higher surrenders and a lower decrease in reserves.

Interest credited to policyholders’ account balances decreased $6 million for the first six months of 2011 to $28 million from $34 million for the comparable 2010 period primarily related to lower fund values and crediting rates.

Compensation and benefits expense decreased $1 million to $16 million for the first six months of 2011 from $17 million for the first six months of 2010 due to  lower allocated salary expenses.

Commissions increased $3 million for the first six months of 2011 to $20 million from $17 million for the comparable 2010 period due to higher first year commissions.

Amortization of DAC and VOBA decreased $45 million for the first six months of 2011 to negative amortization of $20 million from amortization of $25 million for the comparable 2010 period, resulting from unlocking of assumptions due to better lapse experience in annuities and interest sensitive-life products in the first six months of 2011.  In the first six months of 2010 the increase was due to revised estimate of future reinsurance costs and other updates.

Premiums and Deposits.  Total premiums and deposits for life insurance and annuity products increased by $4 million from $139 million during the first six months of 2010 to $143 million for the first six months of 2011.  The increase resulted primarily from an increase in annuity deposits of $3 million and an increase in renewals of life insurance products of $1 million.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased from $195 million in the first six months of 2010 to $190 million in the comparable 2011 period.  The decrease is attributable to a $17 million decrease for variable and interest-sensitive life products partially offset by a $12 million increase for individual annuities.  The annualized annuities surrender rate increased to 17.2% in the first six months of 2011 from 14.76% in the first six months of 2010 and the variable and interest-sensitive life surrender rates decreased to 6.05% in the first six months of 2011 from 8.05% in 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in MLOA’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See note 10 to the Financial Statements contained herein. Except as disclosed in Note 10 to the Financial Statements there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

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

Date:	August 11, 2011	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	August 11, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer