Form 10-Q/A
period 2011-06-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2011-08-25
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is to furnish the interactive data files as Exhibit 101 to the Form 10-Q.  Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language):  (i) the balance sheets as of June 30, 2011 and December 31, 2010; (ii) the statements of earnings for the three-month and six-month periods ended June 30, 2011 and 2010; (iii) the statements of equity for the six-month periods ended June 30, 2011 and 2010, (iv)  the statements of cash flows for the six-month periods ended June 30, 2011 and 2010; and (iv) the notes to financial statements  as of June 30, 2011.

No changes have been made to the Form 10-Q other than as described above.  This Amendment No. 1 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2011.

PART II        OTHER INFORMATION

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Furnished herewith.  All other exhibits were previously filed with MONY Life Insurance Company of America’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 as filed with the Securities Exchange Commission on August 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 25, 2011	MONY LIFE INSURANCE COMPANY OF AMERICA

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	August 25, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer

4