Form 10-Q
period 2011-09-30
MONY LIFE INSURANCE CO OF AMERICA
filed 2011-11-10
CIK 835357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, 2,500,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MONY LIFE INSURANCE COMPANY OF AMERICA

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MONY LIFE INSURANCE COMPANY OF AMERICA

BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$1,987	$1,900
Mortgage loans on real estate	128	141
Policy loans	134	132
Other invested assets	77	78

Total investments	2,326	2,251
Cash and cash equivalents	22	92
Amounts due from reinsurers	137	139
Deferred policy acquisition costs	218	189
Value of business acquired	89	107
Other assets	39	29
Separate Accounts’ assets	1,518	1,840

Total Assets	$4,349	$4,647

LIABILITIES
Policyholders’ account balances	$1,619	$1,664
Future policy benefits and other policyholders liabilities	392	378
Other liabilities	39	42
Income taxes payable	115	118
Separate Accounts’ liabilities	1,518	1,840

Total liabilities	3,683	4,042

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common Stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2	2
Capital in excess of par value	514	514
Retained earnings	96	44
Accumulated other comprehensive income (loss)	54	45

Total shareholder’s equity	666	605

Total Liabilities and Shareholder’s Equity	$4,349	$4,647

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA INC.

STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$31	$31	$89	$93
Premiums	13	9	32	28
Net investment income (loss)	28	30	86	90
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(30)	(1)	(37)
Portion of loss recognized in other comprehensive income (loss)	—	1	—	2

Net impairment losses recognized	—	(29)	(1)	(35)
Other investment gains (losses), net	(2)	1	(1)	5

Total investment gains (losses), net	(2)	(28)	(2)	(30)

Other income	2	1	7	6
Increase (decrease) in fair value of reinsurance contracts	6	(1)	6	1

Total revenues	78	42	218	188

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	34	21	81	70
Interest credited to policyholders’ account balances	15	18	43	52
Compensation and benefits	7	7	23	24
Commissions	9	9	29	26
Interest expense	—	—	—	1
Amortization of deferred policy acquisition costs and value of business acquired	13	8	(7)	33
Capitalization of deferred policy acquisition costs	(8)	(7)	(23)	(22)
Rent expense	1	—	3	2
Other operating costs and expenses	8	7	25	24

Total benefits and other deductions	79	63	174	210

Earnings (loss), before income taxes	(1)	(21)	44	(22)
Income tax (expense) benefit	5	8	8	10

Net Earnings (Loss)	$4	$(13)	$52	$(12)

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF SHAREHOLDER’S EQUITY

QUARTERS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	514	512
Changes in capital in excess of par value	—	—

Capital in excess of par value, end of period	514	512

Retained earnings, beginning of year	44	67
Net earnings (loss)	52	(12)

Retained earnings, end of period	96	55

Accumulated other comprehensive income (loss), beginning of year	45	(11)
Other comprehensive income (loss)	9	80

Accumulated other comprehensive income (loss), end of period	54	69

Total Shareholder’s Equity, End of Period	$666	$638

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
	(In Millions)

Net earnings (loss)	$52	$(12)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	43	52
Universal life and investment-type product policy fee income	(89)	(93)
Investment (gains) losses, net	2	30
Change in deferred policy acquisition costs and value of business acquired	(30)	11
Change in accrued investment income	(2)	(3)
Change in fair value of reinsurance contracts	(6)	(1)
Change in future policy benefits	6	(2)
Change in other policyholders liabilities	2	(2)
Change in income taxes payable	(8)	(10)
Provision for depreciation and amortization	2	3
Dividend from AllianceBernstein	3	4
Other, net	(9)	14

Net cash provided by (used in) operating activities	(34)	(9)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	109	36
Sales of investments	6	99
Purchases of investments	(158)	(100)
Other, net	(4)	(6)

Net cash provided by (used in) investing activities	(47)	29

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	131	143
Withdrawals and transfers to Separate Accounts	(120)	(182)
Repayment of note to affiliate	—	(3)

Net cash provided by (used in) financing activities	11	(42)

Change in cash and cash equivalents	(70)	(22)
Cash and cash equivalents, beginning of year	92	57

Cash and Cash Equivalents, End of Period	$22	$35

Supplemental cash flow information:
Interest Paid	$—	$1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the financial position of MLOA and its results of operations and cash flows for the periods presented. These statements should be read in conjunction with the audited financial statements of MLOA for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The terms “third quarter 2011” and “third quarter 2010” refer to the three months ended September 30, 2011 and 2010, respectively. The terms “first nine months of 2011” and “first nine months of 2010” refer to the nine months ended September 30, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In April 2011, the FASB issued new guidance for a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDR”). The new guidance provided additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance required creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR. The financial reporting implications of being classified as a TDR are that the creditor is required to:

•	Consider the receivable impaired when calculating the allowance for credit losses; and

•

Provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of recently issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.

The new guidance was effective for the first interim or annual period beginning on or after June 15, 2011. Implementation of this guidance did not have a material impact on MLOA’s financial statements.

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

New Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. The guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. Management does not expect that implementation of this guidance will have a material impact on MLOA’s financial statements.

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

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)

September 30, 2011:
Fixed Maturities:
Corporate	$1,600	$144	$7	$1,737	$—
U.S. Treasury, government and agency	73	5	—	78	—
States and political subdivisions	21	2	—	23	—
Foreign governments	4	—	—	4	—
Commercial mortgage-backed	64	—	34	30	2
Residential mortgage-backed(1)	27	2	—	29	—
Asset-backed(2)	9	1	—	10	—
Redeemable preferred stock	81	—	5	76	—

Total at September 30, 2011	$1,879	$154	$46	$1,987	$2

December 31, 2010:
Fixed Maturities:
Corporate	$1,522	$112	$5	$1,629	$—
U.S. Treasury, government and agency	87	1	—	88	—
States and political subdivisions	21	—	1	20	—
Foreign governments	4	—	—	4	—
Commercial mortgage-backed	68	—	32	36	3
Residential mortgage-backed(1)	33	2	—	35	—
Asset-backed (2)	10	1	—	11	—
Redeemable preferred stock	81	—	4	77	—

Total at December 31, 2010	$1,826	$116	$42	$1,900	$3

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2011 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at September 30, 2011

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$58	$59
Due in years two through five	817	874
Due in years six through ten	683	754
Due after ten years	140	155

Subtotal	1,698	1,842
Commercial mortgage-backed securities	64	30
Residential mortgage-backed securities	27	29
Asset-backed securities	9	10

Total	$1,798	$1,911

For the first nine months of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $10 million and $63 million, respectively. Gross gains of $1 million and $3 million and gross losses of $1 million and $2 million were realized on these sales for the first nine months of 2011 and 2010, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first nine months of 2011 and 2010 amounted to $34 million and $139 million, respectively.

MLOA recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(In Millions)

Credit losses recognized in earnings (loss)	$—	$(29)	$(1)	$(35)
Non-credit losses recognized in OCI	—	(1)	—	(2)

Total OTTI	$—	$(30)	$(1)	$(37)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Balances, beginning of period	$(73)	$(34)	$(83)	$(54)
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—	11	26
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	—	(1)	(5)
Additional impairments this period on securities previously impaired	—	(29)	—	(30)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at September 30,	$(73)	$(63)	$(73)	$(63)

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

Net unrealized investment gains (losses) on fixed maturities classified as AFS are included in the balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2011	December 31, 2010
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(5)	$(3)
All other	113	77

Net Unrealized Gains (Losses)	$108	$74

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2011	$(3)	$—	$1	$(2)
Net investment gains (losses) arising during the period	(2)			(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	1	—	1
Deferred income taxes	—	—	—	—

Balance, September 30, 2011	$(5)	$1	$1	$(3)

Balance, July 1, 2010	$—	$—	$—	$—
Net investment gains (losses) arising during the period	(1)	—	—	(1)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—
Excluded from Net earnings (loss)(1)	(1)	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	—	—	—
Deferred income taxes	—	—	1	1

Balance, September 30, 2010	$(2)	$—	$1	$(1)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$(3)	$—	$1	$(2)
Net investment gains (losses) arising during the period	(2)			(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	1	—	1
Deferred income taxes	—	—	—	—

Balance, September 30, 2011	$(5)	$1	$1	$(3)

Balance, January 1, 2010	$—	$—	$—	$—
Net investment gains (losses) arising during the period	(1)	—	—	(1)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	1
Excluded from Net earnings (loss)(1)	(2)	—	—	(2)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	—	—	—
Deferred income taxes	—	—	1	1

Balance, September 30, 2010	$(2)	$—	$1	$(1)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2011	$99	$(24)	$(26)	$49
Net investment gains (losses) arising during the period	14			14
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(3)	—	(3)
Deferred income taxes	—	—	(4)	(4)

Balance, September 30, 2011	$113	$(27)	$(30)	$56

Balance, July 1, 2010	$37	$(2)	$(12)	$23
Net investment gains (losses) arising during the period	49	—	—	49
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	29	—	—	29
Excluded from Net earnings (loss)(1)	1	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(7)	—	(7)
Deferred income taxes	—	—	(26)	(26)

Balance, September 30, 2010	$116	$(9)	$(38)	$69

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$77	$(6)	$(24)	$47
Net investment gains (losses) arising during the period	37			37
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(1)	—	—	(1)
Excluded from Net earnings (loss)(1)	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(21)	—	(21)
Deferred income taxes	—	—	(6)	(6)

Balance, September 30, 2011	$113	$(27)	$(30)	$56

Balance, January 1, 2010	$(24)	$7	$6	$(11)
Net investment gains (losses) arising during the period	107	—	—	107
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	31	—	—	31
Excluded from Net earnings (loss)(1)	2	—	—	2
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(16)	—	(16)
Deferred income taxes	—	—	(44)	(44)

Balance, September 30, 2010	$116	$(9)	$(38)	$69

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 92 issues at September 30, 2011 and the 108 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

September 30, 2011:
Fixed Maturities:
Corporate	$101	$(5)	$23	$(2)	$124	$(7)
U.S. Treasury, government and agency	20	—	—	—	20	—
Foreign governments	—	—	2	—	2	—
Commercial mortgage-backed	1	(2)	27	(32)	28	(34)
Asset-backed	—	—	1	—	1	—
Redeemable preferred stock	33	(1)	29	(4)	62	(5)

Total	$155	$(8)	$82	$(38)	$237	$(46)

December 31, 2010:
Fixed Maturities:
Corporate	$87	$(3)	$30	$(2)	$117	$(5)
U.S. Treasury, government and agency	2	—	—	—	2	—
States and political subdivisions	19	(1)	—	—	19	(1)
Foreign governments	2	—	—	—	2	—
Commercial mortgage-backed	1	(1)	32	(31)	33	(32)
Asset-backed	—	—	1	—	1	—
Redeemable preferred stock	—	—	70	(4)	70	(4)

Total	$111	$(5)	$133	$(37)	$244	$(42)

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA, other than securities of the U.S. government, U.S. government agencies and certain securities guaranteed by the U.S. government. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.2% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2011 and December 31, 2010 were $27 million and $27 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2011 and December 31, 2010, respectively, approximately $165 million and $175 million, or 8.8% and 9.6%, of the $1,879 million and $1,826 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade. These securities had net unrealized losses of $36 million and $30 million at September 30, 2011 and December 31, 2010, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. MLOA’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At September 30, 2011 and December 31, 2010, MLOA owned $4 million and $5 million, respectively, in RMBS backed by subprime residential mortgage loans and no RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2011, the carrying value of fixed maturities which were non-income producing for the twelve months preceding that date was $2 million.

For the third quarter and first nine months of 2011 and 2010, investment income is shown net of investment expenses of $1 million, $3 million, $1 million and $3 million, respectively.

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2011 and December 31, 2010, respectively, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $7 million and $9 million for commercial and $0 million and $0 million for agricultural, respectively.

Valuation Allowances for Mortgage Loans:

Allowances for credit losses for mortgage loans for the first nine months of 2011 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total
	(In Millions)

Allowance for credit losses:
Beginning balance, January 1,	$2	$—	$2
Charge-offs	—	—	—
Recoveries	—	—	—
Provision	1	—	1

Ending Balance, September 30,	$3	$—	$3

Ending Balance, September 30,:
Individually Evaluated for Impairment	$3	$—	$3

Collectively Evaluated for Impairment	$—	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—	$—

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at September 30, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

Commercial Mortgage Loans(1)
0% - 50%	$5	$—	$—	$—	$2	$—	$7
50% - 70%	—	—	17	41	—	—	58
70% - 90%	—	—	—	6	—	—	6
90% plus	10	—	—	—	—	—	10

Total Commercial
Mortgage Loans	$15	$—	$17	$47	$2	$—	$81

Agricultural Mortgage Loans(1)
0% - 50%	$1	$—	$6	$10	$1	$22	$40
50% - 70%	1	—	1	2	4	3	11
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural
Mortgage Loans	$2	$—	$7	$12	$5	$25	$51

Total Mortgage Loans(1)
0% - 50%	$6	$—	$6	$10	$3	$22	$47
50% - 70%	1	—	18	43	4	3	69
70% - 90%	—	—	—	6	—	—	6
90% plus	10	—	—	—	—	—	10

Total Mortgage Loans	$17	$—	$24	$59	$7	$25	$132

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the age analysis of past due mortgage loans at September 30, 2011.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

Commercial	$—	$—	$—	$—	$81	$81	$—
Agricultural	—	—	—	—	51	51	—

Total Mortgage Loans	$—	$—	$—	$—	$132	$132	$—

The following table provides information relating to impaired mortgage loans at September 30, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
(In Millions)

September 30, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans - other	$10	$10	$(3)	$10	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$10	$10	$(3)	$10	$—

December 31, 2010:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans - other	$10	$10	$(2)	$10	$1
Agricultural mortgage loans	—	—	—	—	—

Total	$10	$10	$(2)	$10	$1

(1)	Represents a five-quarter average of recorded amortized cost.

Equity Investments

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	Nine Months Ended September 30,
	2011	2010
	(In Millions)

Balances, beginning of year	$76	$79
Equity in net earnings (loss)	3	2
Dividends received	(4)	(4)

Balances, End of period	$75	$77

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade. The carrying values of September 30, 2011 and December 31, 2010 were $2 million and $2 million, respectively.

4)	VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset as of September 30, 2011 and December 31, 2010:

	Gross Carrying Amount	Accumulated Amortization and Other(1)	Net
	(In Millions)
VOBA

September 30, 2011	$416	$(327)	$89

December 31, 2010	$416	$(309)	$107

(1)	Includes reactivity to unrealized investment gains (losses) and the impact of the December 31, 2005 MODCO recapture.

For the third quarter of 2011 amortization expense related to VOBA was $9 million and for the first nine months of 2011 negative amortization expense related to VOBA was $1 million. For the third quarter and first nine months of 2010 amortization expense was $4 million and $22 million, respectively. VOBA amortization is estimated to range between $12 million and $8 million annually through 2015.

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
	(In Millions)
September 30, 2011:
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$1,725	$12	$1,737
U.S. Treasury, government and agency	—	78	—	78
States and political subdivisions	—	23	—	23
Foreign governments	—	4	—	4
Commercial mortgage-backed	—	—	30	30
Residential mortgage-backed(1)	—	29	—	29
Asset-backed(2)	—	5	5	10
Redeemable preferred stock	19	57	—	76

Subtotal	19	1,921	47	1,987
Other equity investments	1	—	—	1
Cash equivalents	17	—	—	17
GMIB reinsurance contracts	—	—	8	8
Separate Accounts’ assets	1,503	15	—	1,518

Total Assets	$1,540	$1,936	$55	$3,531

December 31, 2010:
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$1,610	$19	$1,629
U.S. Treasury, government and agency	—	88	—	88
States and political subdivisions	—	20	—	20
Foreign governments	—	4	—	4
Commercial mortgage-backed	—	—	36	36
Residential mortgage-backed(1)	—	35	—	35
Asset-backed(2)	—	6	5	11
Redeemable preferred stock	19	58	—	77

Subtotal	19	1,821	60	1,900

Other equity investments	1	—	—	1
Cash equivalents	87	—	—	87
GMIB reinsurance contracts	—	—	2	2
Separate Accounts’ assets	1,825	15	—	1,840

Total Assets	$1,932	$1,836	$62	$3,830

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 43.7% and 50.5% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 54.9% and 47.9% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2011 and December 31, 2010, respectively, approximately $29 million and $35 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.4% and 1.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2011 and December 31, 2010, respectively, were approximately $0 million and $18 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $36 million and $42 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, MLOA continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, MLOA adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract. The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios. The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect changes in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively. After giving consideration to collateral arrangements, MLOA made no adjustment to reduce the fair value of its GMIB asset at September 30, 2011 to recognize incremental counterparty non-performance risk.

In the first nine months of 2011, AFS fixed maturities with fair values of $5 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $0 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 0.75% of total equity at September 30, 2011.

In the first nine months of 2010, AFS fixed maturities with fair values of $9 million and $1 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $2 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 1.8% of total equity at September 30, 2010.

The table below presents a reconciliation for all Level 3 assets for third quarter and the first nine months of 2011 and 2010 respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	Commercial Mortgage- backed	Asset- backed	Redeemable Preferred Stock	GMIB Reinsurance Contracts
	(In Millions)

Balance, July 1, 2011	$18	$35	$6	$—	$2
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	6

Subtotal	—	—	—	—	6

Other comprehensive income (loss)	(1)	(5)	(1)	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	(5)	—	—	—	—

Balance, September 30, 2011	$12	$30	$5	$—	$8

Balance, July 1, 2010	$21	$43	$6	$—	$4
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	—	(29)	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	(2)

Subtotal	—	(29)	—	—	(2)

Other comprehensive income (loss)	—	26	—	—	—
Purchases/issuances	—	—	—	—	—
Sales/settlements	—	—	—	—	—
Transfers into/out of Level 3(2)	—	—	—	—	—

Balance, September 30, 2010	$21	$40	$6	$—	$2

(1)

There were no U.S. Treasury, government and agency; State and political subdivisions; Foreign government; Residential mortgaged-backed securities; Other equity investments; Other invested assets or Separate Accounts’ assets classified as Level 3 at September 30, 2011 and 2010.

(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	Commercial Mortgage- backed	Asset- backed	Redeemable Preferred Stock	GMIB Reinsurance Contracts
	(In Millions)

Balance, January 1, 2011	$19	$36	$5	$—	$2
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	6

Subtotal	—	—	—	—	6

Other comprehensive income (loss)	(2)	(3)	—	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(1)	(3)	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	(4)	—	—	—	—

Balance, September 30, 2011	$12	$30	$5	$—	$8

Balance, January 1, 2010	$24	$64	$6	$5	$1
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	—	(35)	—	2	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	1

Subtotal	—	(35)	—	2	1

Other comprehensive income (loss)	2	11	—	—	—
Purchases/issuances	4	—	—	—	—
Sales/settlements	(2)	—	—	(7)	—
Transfers into/out of Level 3(2)	(7)	—	—	—	—

Balance, September 30, 2010	$21	$40	$6	$—	$2

(1)

There were no U.S. Treasury, government and agency; State and political subdivisions; Foreign government; Residential mortgaged-backed securities; Other equity investments; Other invested assets or Separate Accounts’ assets classified as Level 3 at September 30, 2011 and 2010.

(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2011 and 2010 by category for Level 3 assets still held at September 30, 2011 and 2010, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI
	(In Millions)
Level 3 Instruments:
Third Quarter 2011
Still Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$—	$—	$—	$(5)
Other fixed maturities, available-for-sale	—	—	—	(1)

Subtotal	—	—	—	(6)

GMIB reinsurance contracts	—	—	6	—

Total	$—	$—	$6	$(6)

Level 3 Instruments
Third Quarter 2010
Still Held at September 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	—	—	—	26
Other fixed maturities, available-for-sale	—	—	—	1

Subtotal	—	—	—	27

GMIB reinsurance contracts	—	—	(1)	—

Total	$—	$—	$(1)	$27

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents and Separate Accounts’ assets at September 30, 2011 and 2010.

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI
	(In Millions)
Level 3 Instruments:
First Nine Months of 2011
Still Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	$—	$—	$—	$(4)
Other fixed maturities, available-for-sale	—	—	—	(2)

Subtotal	—	—	—	(6)

GMIB reinsurance contracts	—	—	6	—

Total	$—	$—	$6	$(6)

Level 3 Instruments
First Nine Months of 2010
Still Held at September 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$2
Commercial mortgage-backed	—	—	—	11
Other fixed maturities, available-for-sale	—	—	—	—

Subtotal	—	—	—	13

GMIB reinsurance contracts	—	—	1	—

Total	$—	$—	$1	$13

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents, and Separate Accounts’ assets at September 30, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2011 and December 31, 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at September 30, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$128	$135	$141	$146
Policyholders liabilities - Investment contracts	244	260	268	273

6)	GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2011	$6	$2	$8
Paid guarantee benefits	(1)	(1)	(2)
Other changes in reserve	1	1	2

Balance at September 30, 2011	$6	$2	$8

Balance at January 1, 2010	$5	$3	$8
Paid guarantee benefits	(2)	—	(2)
Other changes in reserve	2	(1)	1

Balance at September 30, 2010	$5	$2	$7

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2011	2010
	(In Millions)

Balances, beginning of year	$3	$3
Paid guarantee benefits	—	(1)
Other changes in reserve	—	—

Balances, End of Period	$3	$2

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$124	$179	N/A	$28	$331
Separate Accounts	$327	$416	N/A	$71	$814
Net amount at risk, gross	$7	$97	N/A	$27	$131
Net amount at risk, net of amounts reinsured	$7	$77	N/A	$1	$85
Average attained age of contractholders	65.4	65.5	N/A	65.6	65.4
Percentage of contractholders over age 70	23.9%	23.3%	N/A	20.9%	23.4%
Contractually specified interest rates	N/A	N/A	N/A	5.0%	5.0%

GMIB:
Account values invested in:
General Account	N/A	N/A	$28	N/A	$28
Separate Accounts	N/A	N/A	$71	N/A	$71
Net amount at risk, gross	N/A	N/A	$7	N/A	$7
Net amount at risk, net of amounts reinsured	N/A	N/A	$—	N/A	$—
Weighted average years remaining until annuitization	N/A	N/A	1.8	N/A	1.8
Contractually specified interest rates	N/A	N/A	5.0%	N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2011	December 31, 2010
	(In Millions)

GMDB:
Equity	$664	$878
Fixed income	97	111
Balanced	15	18
Other	38	46

Total	$814	$1,053

GMIB:
Equity	$54	$73
Fixed income	13	15
Other	4	6

Total	$71	$94

C) Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At both September 30, 2011 and December 31, 2010, MLOA had liabilities of $1 million for no lapse guarantees reflected in the General Account in Future policy benefits and other policyholders liabilities.

7)	RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreements are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $13 million, $39 million, $12 million and $37 million for the third quarter and first nine months of 2011 and of 2010, respectively. At September 30, 2011 and December 31, 2010, MLOA reported a payable to AXA Equitable in connection with its service agreement of $11 million and $8 million, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers. AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis. Premiums and experience refunds earned in third quarter and first nine months of 2011 and 2010 under this arrangement were $($2,000), $115,000, $(58,000) and $233,000, respectively. Claims and expenses paid in the third quarter and first nine months of 2011 and 2010 were $77,000, $121,000, $(44,000) and $130,000, respectively.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Financial (Bermuda) Ltd. MLOA reported $82,000, $248,000, $87,000 and $265,000 of ceded premiums for the third quarter and first nine months of 2011 and of 2010, respectively.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates. The expenses incurred by MLOA related to these agreements were $488,000, $1,446,000, $495,000 and $1,498,000 for the third quarter and first nine months of 2011 and of 2010, respectively.

8)	SHARE-BASED COMPENSATION

For the third quarter and first nine months of 2011 and 2010, MLOA recognized compensation cost (credit) of $(448,000), $406,000, $330,000 and $1,173,000, respectively, for share-based payment arrangements.

9)	INCOME TAXES

Income taxes for interim periods ended September 30, 2011 and 2010 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The tax benefit for the nine months ended September 30, 2011 reflected a benefit in the amount of $19 million related to the determination that the valuation allowance previously established on deferred tax assets related to net operating loss carry forwards was no longer necessary and a $4 million benefit in settlement of refund claims for tax years 1994 - 1997.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in MLOA’s Notes to Financial Statements for the year ended December 31, 2010, except as set forth below:

Insurance Regulatory Matters

MLOA, along with other life insurance industry companies, has been the subject of various examinations regarding its unclaimed property and escheatment procedures. For example, MLOA has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. MLOA is cooperating with these examinations.

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

Although the outcome of litigation and regulatory matters cannot be predicted with certainty, MLOA’s management believes that the ultimate resolution of the matters described above should not have a material adverse effect on the financial position of MLOA. MLOA’s management cannot make an estimate of loss, if any, or predict whether or not such litigations and regulatory matters will have a material adverse effect on MLOA’s results of operations in any particular period.

11)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Net earnings (loss)	$4	$(13)	$52	$(12)

Change in unrealized gains (losses), net of reclassification adjustment	7	47	9	80

Other comprehensive income (loss)	7	47	9	80

Comprehensive Income (Loss)	$11	$34	$61	$68

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

CURRENT MARKET CONDITIONS

Our business and results of operations are materially affected by conditions in the capital markets and the economy, generally. Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes can have an adverse effect on our business, results of operations and financial condition. Recent unfavorable events, including among other things, sluggish economic data (such as persistent high unemployment, weak job creation and declining consumer confidence), concerns over European sovereign debt and the downgrade by Standard & Poors (“S&P”) of the United States’ debt from AAA to AA+ led to declines and increased volatility in the capital markets during third quarter 2011. These events also renewed fears of a double dip recession and may further disrupt economic activity and the recovery in the United States and elsewhere. In addition, recent actions by the United States Federal Reserve including, but not limited to, its decision to keep the federal funds rate exceptionally low through mid-2013 contributed to the decline of long-term interest rates during third quarter 2011. As a result of these events, the S&P 500 declined by approximately 14.3% during the third quarter 2011 and the ten year U.S. Treasury yield decreased by approximately 127 basis points from 3.18% at June 30, 2011 to 1.91% at September 30, 2011.

As a result of these events, many of the risks we face, including those arising from weak economic conditions, equity market declines and/or volatility, interest rate fluctuations and/or prolonged periods of low interest rates could affect (and, in some cases in third quarter 2011, did affect) our business, results of operations and financial condition. For additional information on the risk we face, see “Item 1A – Risk Factors” in the 2010 Form 10-K.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net earnings were $52 million for the first nine months of 2011, an increase of $64 million from net losses of $12 million in the first nine months of 2010, primarily due to negative DAC and VOBA amortization for the first nine months of 2011 as compared to amortization in the comparable 2010 period and lower impairment of fixed maturities in the current period.

Income tax benefit decreased $2 million in the first nine months of 2011 to $8 million as compared to $10 million in the comparable 2010 period. In first quarter of 2011, management reviewed the intercompany tax sharing agreement between MLOA and MONY Life and determined that the valuation allowance previously established on deferred tax assets related to net operating loss carry forwards was no longer necessary. Consequently, the tax benefit for MLOA for the first nine months of 2011 reflected a release of $19 million of valuation allowances related to prior periods and a $4 million tax benefit in settlement of refund claims for tax years 1994-1997. This more than offset the tax expense on $44 million of pre-tax earnings. The tax benefit in the first nine months of 2010 was due to pre-tax losses of $22 million.

Earnings before income taxes were $44 million in the first nine months of 2011, an increase of $66 million from loss before income taxes of $22 million in the 2010 period.

Revenues. Total revenues for the first nine months of 2011 increased $30 million to $218 million from $188 million for the first nine months of 2010.

Universal life and investment-type product policy fee income decreased $4 million for the first nine months of 2011 to $89 million from $93 million for the comparable 2010 period primarily due to higher initial fee liability capitalization resulting from the unlocking of assumptions due to better lapse experience in interest sensitive life products.

Net investment income decreased $4 million for the first nine months of 2011 to $86 million from $90 million for the first nine months of 2010 principally due to lower investment income on fixed maturities.

Investment losses, net decreased $28 million for the first nine months of 2011 to $2 million from $30 million for the comparable 2010 period due to writedowns of $1 million on fixed maturities during the first nine months of 2011 as compared to $35 million in writedowns in the 2010 period, all of which related to CMBS securities for both periods, partially offset by losses on sales of fixed maturities in the first nine months of 2011 as compared to gains the 2010 period.

Benefits and Other Deductions. Total benefits and other deductions for the first nine months of 2011 decreased $36 million to $174 million from $210 million for the comparable 2010 period.

Policyholders’ benefits increased $11 million for the first nine months of 2011 to $81 million from $70 million for the first nine months of 2010 primarily due to a $5 million higher increase in reserves for supplementary contracts for the first nine months of 2011 as compared to the comparable 2010 period and a $2 million charge for unreported death claims.

Interest credited to policyholders’ account balances decreased $9 million for the first nine months of 2011 to $43 million from $52 million for the comparable 2010 period primarily related to lower fund values.

Compensation and benefits expense decreased $1 million to $23 million for the first nine months of 2011 from $24 million for the first nine months of 2010 due to lower allocated salary expenses partially offset by higher allocated benefit expenses.

Commissions increased $3 million for the first nine months of 2011 to $29 million from $26 million for the comparable 2010 period due to higher first year commissions on increased sales of life insurance and annuity products.

Amortization of DAC and VOBA decreased $40 million for the first nine months of 2011 (negative amortization of $7 million for the first nine months of 2011 as compared to amortization of $33 million for the comparable 2010 period). The negative amortization for the first nine months of 2011 resulted from unlocking of assumptions due to better lapse experience in annuities and interest sensitive-life products. In the first nine months of 2010 revised estimates of future reinsurance costs and other updates resulted in amortization expense.

Premiums and Deposits. Total premiums and deposits for life insurance and annuity products increased by $7 million from $205 million during the first nine months of 2010 to $212 million for the first nine months of 2011. The increase resulted primarily from an increase in annuity deposits of $5 million and an increase in renewals of life insurance products of $2 million.

Surrenders and Withdrawals. Surrenders and withdrawals decreased from $311 million in the first nine months of 2010 to $267 million in the comparable 2011 period. The decrease is attributable to a $31 million decrease for variable and interest-sensitive life products and by a $13 million decrease for individual annuities. The annualized annuities surrender rate increased to 17.38% in the first nine months of 2011 from 16.34% in the first nine months of 2010 and the variable and interest-sensitive life surrender rates decreased to 5.86% in the first nine months of 2011 from 8.28% in 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MLOA’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that MLOA’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in MLOA’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, MLOA’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See note 10 to the Financial Statements contained herein. Except as disclosed in Note 10 to the Financial Statements there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially affect our business, results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H of Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the registrant’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MONY Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2011		MONY LIFE INSURANCE COMPANY OF AMERICA

	By:	/s/ Richard S. Dziadzio
		Name:	Richard S. Dziadzio
		Title:	Senior Executive Vice President and Chief Financial Officer

Date: November 10, 2011		/s/ Alvin H. Fenichel
		Name:	Alvin H. Fenichel
		Title:	Senior Vice President and Chief Accounting Officer