Form 10-K
period 2011-12-31
MONY LIFE INSURANCE CO OF AMERICA
filed 2012-03-08
CIK 835357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

As of March 8, 2012, 2,500,000 shares of the registrant’s Common Stock were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon MONY Life Insurance Company of America (“MLOA”). There can be no assurance that future developments affecting MLOA will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC and VOBA amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vi) changes to statutory capital requirements; (vii) changes in statutory reserve requirements; (viii) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (ix) changes in assumptions related to DAC and VOBA; (x) our use of numerous financial models, which rely on estimates, assumptions and projections that inherently uncertain and involve the exercise of significant judgment; (xi) liquidity of certain investments; (xii) investment losses and defaults, and changes to investment valuations; (xiii) changes in claims-paying or credit ratings; (xiv) adverse determinations in litigation or regulatory matters; (xv) changes in tax law; (xvi) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xvii) changes in accounting standards, practices and/or policies; (xviii) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xix) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xx) the perception of our brand and reputation in the marketplace; (xxi) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; and (xxiii) other risks and uncertainties described from time to time in MLOA’s filings with the SEC.

MLOA does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.

BUSINESS1

OVERVIEW

MLOA, established in the state of Arizona in 1969, is a wholly owned subsidiary of MONY Life Insurance Company (“MONY Life”). Our primary business is to provide life insurance and annuity products to both individuals and businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico. As of December 31, 2011, we had approximately 186,919 insurance policies and annuity contracts in force.

MONY Life is an indirect wholly owned subsidiary of AXA Financial and AXA Financial is an indirect wholly owned subsidiary of AXA S.A (“AXA”), a French holding company for an international group of insurance and related financial services companies. For additional information regarding AXA, see “Parent Company.”

PRODUCTS

Prior to the MONY Acquisition, we offered a broad portfolio of life insurance products consisting primarily of variable life and interest-sensitive life insurance products (including group interest-sensitive life insurance products). In addition, we previously offered whole life and a variety of term life insurance products, as well as a variety of annuity products, such as variable annuities, fixed deferred annuities and payout annuities. For additional information regarding certain features of our variable annuity products, see Note 6 of Notes to Financial Statements.

In connection with the integration of the MONY Companies with AXA Financial, management evaluated the products sold by MLOA as part of an overall review of insurance products offered by AXA Equitable and AXA Financial’s other insurance subsidiaries with a view towards reducing duplication of products, improving the quality of the product line-up and enhancing the overall profitability of AXA Financial Group. This evaluation resulted in our discontinuation, in 2005, of new sales of life insurance and annuity products, except for certain variable and fixed annuities in limited markets, variable universal life insurance and interest-sensitive whole life insurance. Since future decisions regarding product development depend on factors and considerations not yet known, management is unable to predict the extent to which we will offer other products in the future.

Separate Account Assets

Variable life and variable annuity policyholders have a broad selection of investment accounts representing a range of investment objectives in which to invest the assets held under their contracts. The investment options available to MLOA’s variable life and variable annuity policyholders are comprised of the proprietary fund families of EQ Advisors Trust, AXA Premier VIP Trust and various non-proprietary fund families. Our variable life insurance contracts had 51 investment options and MLOA’s variable annuity contracts had 101 investment options as of December 31, 2011. Depending on the investment options available under the specific contract, variable policyholders may allocate their funds among a wide variety of these investment options.

1 As used in this Form 10-K, the terms “MLOA”, “we”, “our” and/or “us” refers to MONY Life Insurance Company of America, an Arizona stock life insurance company, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, including AXA Equitable Life Insurance Company (“AXA Equitable”). The term “MONY” refers to The MONY Group Inc., a Delaware corporation acquired by AXA Financial on July 8, 2004 that merged with and into AXA Financial on July 22, 2004 (the “MONY Acquisition”), and the term “MONY Companies” means MONY Life, MLOA, U.S. Financial Life Insurance Company and the other subsidiaries of MONY acquired by AXA Financial in the MONY Acquisition. The term “Separate Accounts” refers to the Separate Account investment assets of MLOA excluding the assets held in those Separate Accounts on which MLOA bears the investment risk. The term “General Account Investment Assets” refers to assets held in the General Account associated with MLOA’s continuing operations.

1-1

Distribution

Retail Distribution.    Our annuity and life insurance products are offered on a retail basis in 49 states (not including New York), the District of Columbia and Puerto Rico through financial professionals associated with AXA Advisors, LLC (“AXA Advisors”), an affiliated broker-dealer, and AXA Network, LLC (“AXA Network”), an affiliated insurance agency. These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers. As of December 31, 2011, AXA Advisors and AXA Network had approximately 5,283 financial professionals.

Wholesale Distribution.    We also distribute our products on a wholesale basis through AXA Distributors, LLC (“AXA Distributors”), an affiliated wholesale distribution company, to third-party broker-dealers and insurance brokerage general agencies.

Reinsurance

We reinsure most of our variable life, interest-sensitive life and term life insurance policies on an excess of retention basis. In 2011, we generally retained up to a maximum of $4 million of risk on single-life policies and up to a maximum of $6 million on second-to-die policies. For amounts applied for in excess of those limits, reinsurance is ceded to AXA Equitable up to a combined maximum of $20 million of risk on single-life policies and up to a maximum of $25 million on second-to-die policies. For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is typically sought. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount we retain in exchange for an agreed-upon premium. We are not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.58% of the total policy life reserves of MLOA.

We also continue to reinsure a portion of our exposure on variable annuity products that provide guaranteed minimum income benefit (“GMIB”) features and/or guaranteed minimum death benefit (“GMDB”) features. At December 31, 2011, we have fully reinsured, subject to certain maximum amounts or caps in any one period, the GMIB benefit and reinsured approximately 34.5% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2011. A contingent liability exists in respect to such reinsurance should the reinsurers be unable to meet their obligations. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies.

We do not assume reinsurance from any non-affiliated insurance company. For additional information about reinsurance strategies implemented and affiliate reinsurance assumed, see Notes 7 and 8 of Notes to Financial Statements.

Policyholder Liabilities and Reserves

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., lapses and surrenders, withdrawals and amounts of withdrawals, contributions and the allocation thereof etc.) which we modify to reflect our actual experience and/or refined assumptions when appropriate.

Pursuant to state insurance laws, we establish statutory reserves, reported as liabilities, to meet our obligations on our policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using U.S. GAAP.

1-2

State insurance laws and regulations require that we submit to state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for its statutory liabilities with respect to these obligations.

For additional information on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations by Segment – Insurance” and “Risk Factors.”

Underwriting and Pricing

Underwriting.    We employ detailed underwriting policies, guidelines and procedures designed to align mortality results with the assumptions used in product pricing while providing for competitive risk selection. The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. The purpose of this process is to determine the type and amount of risk that we are willing to accept. In addition, we are piloting alternative underwriting methods that rely on predictive modeling.

We have established senior level oversight of the underwriting process in order to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is periodically reviewed through internal underwriting audits in order to maintain high standards of underwriting and consistency.

Pricing.    Pricing for our products is designed to allow us to make an appropriate profit after paying benefits to customers, and taking account of all the risks we assume. Product pricing is calculated through the use of estimates and assumptions for mortality, morbidity, withdrawal rates and amounts, expenses, persistency, policyholder elections and investment returns, as well as certain macroeconomic factors. Assumptions used are determined in light of our underwriting standards and practices. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Our life insurance products are highly regulated by the individual state regulators where such products are sold. Variable and fixed annuity products are also highly regulated and approved by the individual state regulators where the product is sold. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. From time to time, we reevaluate the type and level of guarantee and other features currently being offered and may change the nature and/or pricing of such features for new sales.

We continually review our underwriting and pricing guidelines with a view to maintaining competitive offerings that are consistent with maintaining our financial strength and meeting profitability goals.

1-3

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2011:

MONY Life Insurance Company of America

General Account Investment Assets

	Amount	% of Total
	(In Millions)
Fixed maturities	$1,880	85.7%
Mortgages	125	5.7
Other equity investments	2	0.1
Policy loans	136	6.2
Cash and short-term investments	50	2.3

Total	$2,193	100.0%

(1)	See “General Account Investment Portfolio – Investment Results of General Account Investment Assets” in Item 7 for further information on these investment assets and their results.

We have an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as life insurance and annuity. We have investment strategies to manage each product line’s investment return and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio. Investments frequently meet the investment objectives of more than one class of product liabilities.

Investment Surveillance.    As part of our investment management process, management, with the assistance of its investment advisors, continuously monitors General Account investment performance. This internal review process culminates with a quarterly review of assets by our Investment Under Surveillance (“IUS”) Committee. The IUS Committee, among other things, evaluates whether any investments are other than temporarily impaired and, therefore, must be written down to their fair value and whether specific investments should be put on an interest non-accrual basis.

For additional information on the General Account Investment Portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Account Investment Portfolio.”

COMPETITION

There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products that have been provided by MLOA. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. For additional information regarding competition, see “Risk Factors.”

The principal competitive factors affecting our business are financial strength as evidenced, in part, by financial and claims-paying ratings; size; product quality, range, features/functionality and price; crediting rates on fixed products; visibility, recognition and understanding of our brand in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products) investment management performance.

1-4

We and our affiliated distributors must attract and retain productive sales representatives to sell our products. Strong competition continues among financial institutions for sales representatives with demonstrated ability. We compete with other financial institutions for sales representatives primarily on the basis of financial position, product breadth and features, support services and compensation policies. For additional information, see “Risk Factors.”

Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. For additional information, see “Business - Regulation” and “Risk Factors.”

REGULATION

Insurance Regulation

We are licensed to transact insurance business in all states other than New York and are subject to extensive regulation and supervision by insurance regulators in these states and the District of Columbia and Puerto Rico. We are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. For additional information on Insurance Supervision, see “Risk Factors.”

We are required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which we do business. Such agencies may conduct regular or targeted examinations of our operations and accounts and may make occasional requests for particular information from us. In addition to oversight by state insurance regulators, in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For example, MLOA, along with other life insurance industry companies, has been the subject of various examinations regarding its unclaimed property and escheatment procedures. MLOA has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. MLOA is cooperating with these examinations. These inquiries have resulted in the payment of death benefits and changes to MLOA’s relevant procedures. MLOA expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments.

Holding Company and Shareholder Dividend Regulation.    Most states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the Arizona Department of Insurance. In 2011, we did not make any shareholder dividend payments.

Guaranty Associations and Similar Arrangements.    Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. During each of the past five years, the assessments levied against us have not been material.

1-5

Risk Based Capital (“RBC”).    We are subject to RBC requirements and report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.

Securities Laws

We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the “SEC”) and under certain state securities laws. The SEC conducts regular examinations of our operations, and from time to time makes requests for particular information from us. The SEC and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, issuance of cease-and-desist orders or other sanctions. Sales of variable insurance and annuity products are regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), the successor to the National Association of Securities Dealers, Inc. The SEC, FINRA and other regulators have from time to time investigated certain sales practices involving certain sales of variable annuities and transactions in which an existing variable annuity is replaced by, or exchanged for, a new variable annuity. Certain of our Separate Accounts are registered as investment companies under the Investment Company Act of 1940, as amended. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act of 1933, as amended.

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

1-6

Federal Tax Legislation

There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may also significantly affect us including, among others, the following.

Estate and Related Taxes.    Under Federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping transfer (“GST”) taxes through 2009. These taxes were repealed for 2010, though a $1 million gift tax limit remained in place. Legislation enacted in December 2010 reinstated the estate and GST taxes in the United States, on estates over $5 million (indexed and $10 million for married couples), at a top rate of 35%. The legislation also reunified gift taxes with the new exemption level and rates. This rate and exemption amount will apply through December 31, 2012, at which time they are scheduled to increase to a 55% maximum rate with a $1 million exemption amount. The reinstatement of the estate tax for 2011-2012 with a return to lower exemptions and higher rates in 2013 may benefit sales and persistency. The prospect of a future elimination of the estate tax or permanency of either the 2011-2012 exemptions and rates or 2009’s $3.5 million/45.0% top rate could be expected to have an adverse impact on life insurance sales as a significant portion of our life insurance sales are made in conjunction with estate planning. In the interim, the higher gift tax exemption may encourage certain life insurance estate planning for larger estates.

Income, Capital Gains and Dividend Tax Rates.    Federal tax legislation passed in 2001 and 2003 reduced income tax rates, and tax rates on long-term capital gains and qualifying corporate dividends. Such changes have lessened the tax appeal of cash value life insurance and annuity products. Legislation passed in December 2010 extended these lower rates until taxable years beginning after December 31, 2012, after which time these lower rates will expire. The tax advantages of cash value life insurance and annuity products would favorably increase in the event of higher income and capital gains tax rates and the application of a new 3.5% FICA tax on investment type income for higher earning taxpayers in 2013. Proposals related to higher income taxpayers, such as a minimum tax rate of 30% or taxing dividend income at ordinary income tax rates, could also make life insurance and annuity products more attractive to such taxpayers. The attractiveness of such products would be reduced if lower income tax rates and rates on capital gains and dividends are extended.

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

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract. Such portfolios would not be tax-deferred but would be eligible to pass capital gain or loss and dividend treatment to the policyholders. Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

The current, rapidly changing economic environment and projections relating to government budget deficits may increase the likelihood of substantial changes to Federal tax law. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to our business or what the effect of any such legislation might be.

1-7

Privacy of Customer Information

We have adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. AXA Financial Group companies may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties. Violation of these laws and regulations may result in significant fines and remediation costs. Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

EMPLOYEES

We have no employees. We have service agreements with affiliates pursuant to which we are provided services necessary to operate our business. For additional information, see Note 8 of Notes to Financial Statements.

PARENT COMPANY

AXA, our ultimate parent company, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is one of the world’s largest insurance groups, operating primarily in Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and Latin America. AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and banking.

Neither AXA nor any affiliate of AXA has any obligation to provide us with additional capital or credit support.

1-8

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

Difficult conditions in the global capital markets and the economy may materially adversely affect our business, results of operations and financial condition and these conditions may not improve in the near term.

Our business, results of operations and financial condition are materially affected by conditions in the global capital markets and the economy, both in the U.S. and elsewhere around the world. Concerns over the viability of the European Union and its ability to resolve the European debt crisis, the ability of the U.S. government to reign in the U.S. deficit, ratings downgrades of U.S. Treasury securities, continued high unemployment and a depressed real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the capital markets going forward. Given our interest rate and equity market exposure, these events may have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, the levels of surrenders and withdrawals of our variable life and annuity contracts we face may be adversely impacted. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. See “Business – Products” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Equity market declines and volatility may adversely affect our business, results of operations and financial condition.

Declines or volatility in the equity markets, such as those experienced during parts of 2011, can negatively impact our investment returns as well as our business and profitability. For example, equity market declines and/or volatility may, among other things:

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

•

adversely impact the levels of surrenders and withdrawal rates and amounts of our variable life and annuity contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

•	negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our statutory capital;

•	reduce demand for variable products relative to fixed products;

1A-1

•

lead to changes in estimates underlying our calculations of deferred acquisition costs (“DAC”) that, in turn, could accelerate our DAC and value of business acquired (“VOBA”) amortization and reduce our current earnings; and

•	result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings.

Interest rate fluctuations or prolonged periods of low interest rates have negatively impacted and should they persist would continue to negatively impact our business, results of operations and financial condition.

Some of our life insurance and annuities products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates may adversely affect our investment returns and results of operations, including in the following respects:

•

changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive, which may result in higher lapse rates;

•

when interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC or VOBA;

•

a decline in interest rates accompanied by unexpected prepayments of certain investments may result in reduced investment income and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments may result in a decline in our profitability;

•	changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;

•	changes in interest rates may adversely impact our liquidity and increase our costs of financing;

•

our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment; and

•

for certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale may negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates and, based upon the recent pronouncements of the Federal Reserve Board, they are likely to remain low through at least 2014. Additionally, there is a continued risk that interest rates will fall even lower as investors may seek the relative safety of U.S. Treasuries due to, among other things, ongoing concerns over the viability of the European Union and its ability to solve the European debt crisis. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.

1A-2

Our reinsurance programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our reinsurance programs. However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks. We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products with regard to a portion of the enhanced guarantee features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. Although we evaluate periodically the financial condition (including the applicable capital requirements) of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our results of operations and financial condition. See “Business - Reinsurance” and Notes 7 and 8 of Notes to Financial Statements.

We are continuing to utilize reinsurance to mitigate a portion of our risk on certain new life insurance sales. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, may reduce the availability of reinsurance for future life insurance sales. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to a wide variety of insurance and other laws and regulations. See “Business - Regulation.” State insurance laws regulate most aspects of our insurance business. We are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance and by the states in which we are licensed.

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

1A-3

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business – Insurance Regulation.”

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes a Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the newly established Financial Stability Oversight Council the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-US governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements. In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to resolution mechanisms described above. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation’s requirements could have profound and/or adverse consequences for the financial services industry, including the Company. The Dodd-Frank Act could make it more expensive for us to conduct our business; require us to make changes to our business model or satisfy increased capital requirements; subject us to greater regulatory scrutiny; and have a material effect on our results of operations or financial condition.

The sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products we issue.

1A-4

In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as AXA, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Government in jurisdictions in which AXA does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. All of these possibilities, if they occurred, could affect the way we conduct our business and manage capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience, and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We periodically review the adequacy of reserves and the underlying assumptions and make adjustments when appropriate. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could adversely impact our earnings and/or capital. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates.”

1A-5

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, the economic environment, or other factors. Pricing of our insurance and annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities products may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Persistency within our life products may be significantly impacted by, among other things, conditions in the capital markets, the changing needs of our policyholders, the manner in which a product is marketed or illustrated, and competition, including the availability of new products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

Our earnings are impacted by DAC and VOBA estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately. They also depend in part on the pattern of DAC and VOBA amortization and the recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment results including, Separate Account performance, Separate Account fees,, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. These estimates and judgments are required to be revised periodically and adjusted as appropriate. Revisions to our estimates may result in a change in DAC and VOBA amortization, which could negatively impact our earnings.

We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain.

We use models in many aspects of our operations, including but not limited to product developments and pricing, capital management, the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could tail to detect such errors. Failure to detect such errors could result in a negative impact to our results of operations and financial position.

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

1A-6

Some of our investments are relatively illiquid.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests. These asset classes represented approximately 24% of the carrying value of our total cash and invested assets as of December 31, 2011. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2011 were approximately $47 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Accounts Investment Portfolio.”

A downgrade in our financial strength and claims-paying ratings could adversely affect our business, results of operations and financial condition.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade of our ratings or those of AXA and/or AXA Financial could adversely affect our business and results of operations by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.

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

We, like other life insurers, are involved in such litigation and our results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against us. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

1A-7

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs. For example, we, along with other life insurance industry companies, have been the subject of various examinations regarding our unclaimed property and escheatment procedures. We have been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. We are cooperating with these examinations. At this time, management cannot predict what actions regulators may take or what the impact of such actions might be. See “Business – Regulation.”

Changes in U.S. tax laws and regulations may adversely affect sales of our products and our profitability.

Currently, U.S. tax law provisions afford certain benefits to life insurance and annuity products. The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding. Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See “Business – Regulation – Federal Tax Legislation.”

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

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products and other investment products) investment options, flexibility and investment management performance. See “Business – Competition.”

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

1A-8

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

We also depend on third parties in other contexts. For example, in establishing the amount of the liabilities and reserves associated with the risks assumed in connection with reinsurance pools and arrangements, we rely on the accuracy and timely delivery of data and other information from ceding companies.

We also rely on third parties to whom we outsource certain technology platforms, information systems and administrative functions, including records retention. If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated, such vendors’ internal controls fail or are inadequate, or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage.

Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, results of operations and financial condition.

We could experience significant difficulties with respect to our proprietary technology and information systems as well as those provided by vendors.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements. These systems are central to, among other things, designing and pricing products, underwriting and reserving decisions, our reinsurance and hedging programs, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner. The systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks.

1A-9

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advanced in age, and to develop and introduce new systems and software applications. Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities could have a material adverse effect on our consolidated results of operations and, ultimately, our ability to achieve our strategic goals. We are unable to predict with certainty all of the material adverse effects that could result from our failure, or the failure of an outside vendor, to address these problems. The material adverse effects could include the inability to perform or prolonged delays in performing critical business operational functions or failure to comply with regulatory requirements, which could lead to loss of client confidence, harm to reputation or exposure to disciplinary action.

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

1A-10

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2.

PROPERTIES

MLOA does not lease or own space for its operations. Facilities are provided to MLOA for the conduct of its business pursuant to service agreements with affiliated companies. For additional information, see Note 8 of Notes to Financial Statements included elsewhere herein.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 13 of Notes to Financial Statements for the year ended December 31, 2011 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of MLOA’s outstanding equity securities are owned by MONY Life and, consequently, there is no public market for these securities. MLOA did not pay any shareholder dividends in 2011 or 2010. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of MLOA and the impact of regulatory restrictions.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

The following selected financial data have been derived from MLOA’s audited financial statements. The statements of earnings (loss) for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data at December 31, 2011 and 2010 have been derived from MLOA’s audited financial statements included elsewhere herein. The consolidated statements of earnings (loss) for the years ended December 31, 2008 and 2007, and the balance data at December 31, 2009, 2008 and 2007 have been derived from MLOA’s audited financial statements not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Statements of Earnings (Loss) Data:
Revenues:
Universal life and investment-type product policy fee income	$117	$118	$129	$147	$161
Premiums	42	39	40	45	46
Net investment income (loss)	116	119	122	126	137
Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	(56)	(53)	(38)	(20)
Portion of loss recognized in other comprehensive income (loss)	-	2	-	-	-

Net impairment losses recognized	(2)	(54)	(53)	(38)	(20)
Other investment gains (losses), net	1	6	(3)	-	(2)

Total investment gains (losses), net	(1)	(48)	(56)	(38)	(22)

Other income (loss)	4	8	11	10	16
Increase (decrease) in the fair value of the reinsurance contract asset	7	1	(7)	8	-

Total revenues	285	237	239	298	338

Benefits and Other Deductions:
Policyholders’ benefits	96	93	84	120	100
Interest credited to policyholders’ account balances	61	68	71	73	80
Compensation and benefits	30	32	26	29	21
Commissions	45	35	31	43	45
Interest expense	-	1	1	2	2
Amortization of deferred policy acquisition costs and value of business acquired	(14)	41	23	88	74
Capitalization of deferred policy acquisition costs	(35)	(29)	(29)	(37)	(36)
Rent expense	3	3	4	5	4
Other operating costs and expenses	35	30	26	35	33

Total benefits and other deductions	221	274	237	358	323

Earnings (loss), before income taxes	64	(37)	2	(60)	15
Income tax benefit (expense)	5	14	3	(6)	(1)

Net Earnings (Loss)	$69	$(23)	$5	$(66)	$14

6-1

	December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Balance Sheet Data:
Total Investments	$2,299	$2,251	$2,317	$2,074	$2,401
Separate Accounts assets	1,604	1,840	1,832	1,727	3,010
Total Assets	4,464	4,647	4,693	4,509	6,003
Policyholders’ account balances	1,608	1,664	1,774	1,822	1,915
Future policy benefits and other policyholders liabilities	390	378	360	397	353
Separate Accounts liabilities	1,604	1,840	1,832	1,727	3,010
Total liabilities	3,779	4,042	4,123	4,058	5,404
Total shareholder’s equity	685	605	570	450	599

6-2

Part II, Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations(“MD&A”) for MONY Life Insurance Company of America should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” “Selected Financial Data” and the financial statements and related notes to financial statements included elsewhere in this Form 10-K.

BACKGROUND

MLOA, established in the state of Arizona in 1969, is a wholly owned subsidiary of MONY Life. MLOA’s primary business is to provide life insurance and annuity products to both individuals and businesses. MLOA is licensed to sell its products in 49 states (not including New York), the District of Columbia and Puerto Rico. As of December 31, 2011, MLOA had approximately 186,919 insurance policies and annuity contracts in force.

MONY Life is an indirect wholly owned subsidiary of AXA Financial and AXA Financial is an indirect wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. For additional information regarding AXA, see “Business - Parent Company”.

CURRENT MARKET CONDITIONS AND OVERVIEW

MLOA’s business results of operations are materially affected by conditions in the capital markets and the economy, generally. Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes have had an adverse effect on MLOA’s business, results of operations and financial condition. Recent unfavorable events, including among other things, sluggish economic data (such as persistent high unemployment, weak job creation, a depressed real estate market and declining consumer confidence), concerns over the viability of the European Union and its ability to resolve the European sovereign debt crisis and the downgrade by Standard & Poors (“S&P”) of the United States’ debt from AAA to AA+ led to declines and increased volatility in the capital markets during the second half of 2011. These events also renewed fears of a double dip recession and may further disrupt economic activity and the recovery in the United States and elsewhere. In addition, recent actions by the United States Federal Reserve including, but not limited to, its decision to keep the federal funds rate exceptionally low through 2014 contributed to the decline of long-term interest rates during 2011. As a result of these events, the S&P 500 ranged from a low of 1,099 to a high of 1,364, ultimately ending the year at 1,258 on December 31, 2011, with a total return of 2.1% during 2011 and the ten year U.S. Treasury yield ranged from a low of 1.7% (the lowest in five decades) to a high of 3.7% during 2011, ultimately ending the year at 1.9% on December 31, 2011.

Consequently, many of the risks MLOA faces, including those arising from weak economic conditions, equity market declines and/or volatility, interest rate fluctuations and/or prolonged periods of low interest rates could affect (and, in some cases in 2011, did affect) MLOA’s business, results of operations and financial condition.

Despite the challenging economic environment, MLOA’s overall life insurance and annuity sales improved in 2011 as compared to 2010. MLOA’s first year life insurance premiums and deposits in 2011 increased by $32 million or 94% from 2010, primarily due to increased sales of universal life insurance products. In 2011, annuities’ first year premiums and deposits by MLOA increased by $6 million or 100% from 2010, primarily due to increased premiums and deposits of supplementary contract products.

7-1

CRITICAL ACCOUNTING ESTIMATES

MLOA’s MD&A is based upon its financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the application of accounting policies that often involve a significant degree of judgment, requiring management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management, on an ongoing basis, reviews and evaluates the estimates and assumptions used in the preparation of the financial statements, including those related to investments, recognition of insurance income and related expenses, DAC and VOBA and future policy benefits. MLOA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the results of operations and financial position as reported in the Financial Statements could change significantly.

Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates, assumptions and judgments:

•	Revenue Recognition
•	Insurance Reserves and Policyholder Benefits
•	DAC and VOBA
•	Benefit plan costs
•	Share-based and Other Compensation Programs
•	Investments – Impairments and Fair Value Measurements
•	Income Taxes

Revenue Recognition

Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on universal life-type and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs. Trends in the general population and MLOA’s own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

Insurance Reserves and Policyholder Benefits

Non-participating Traditional Life Policies

The future policy benefit reserves for non-participating traditional life insurance policies relate primarily to non-participating term life products and are calculated using a net level premium method equal to the present value of expected future benefits plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using actuarial assumptions as to mortality, persistency and interest established at policy issue. Reserve assumptions established at policy issue reflect best estimate assumptions based on MLOA’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Mortality assumptions are reviewed annually and are generally based on MLOA’s historical experience or standard industry tables, as applicable; expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and interest rate assumptions are based on current and expected net investment returns.

7-2

Universal Life and Investment-type Contracts

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

MLOA issues or has issued certain variable annuity products with GMDB and GMIB features. The GMDB feature provides that in the event of an insured’s death, the beneficiary will receive the higher of the current contract account balance or another amount defined in the contract. The GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates applied to a guaranteed minimum income benefit base.

Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions related to contractholder behavior and mortality are updated when a material change in behavior or mortality experience is observed in an interim period.

Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves

The future rate of return assumptions used in establishing reserves for GMDB and GMIB features regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization. For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “—DAC and VOBA”.

The GMDB/GMIB reserve balance before reinsurance ceded was $8 million at December 31, 2011. The sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return would be less than $100,000. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC and the GMIB reinsurance asset.

Traditional Annuities

The reserves for future policy benefits for annuities include payout annuities and during the accumulation period, are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 3.0% to 6.0%. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

Reinsurance

For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities. GMIB reinsurance contracts are used to cede non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts, therefore, will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.

7-3

DAC and VOBA

Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred. Depending on the type of contract, DAC is amortized over the expected total life of the contract group, based on MLOA’s estimates of the level and timing of gross margins, gross profits or assessments, or anticipated premiums. In calculating DAC amortization, we are required to make assumptions about investment results including hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges that impact the estimates of the level and timing of estimated gross profits or assessments, margins and anticipated future experience. VOBA, which arose from MLOA’s acquisition by AXA Financial, was established in accordance with purchase accounting guidance for business combinations. VOBA is the actuarially determined present value of estimated future gross profits from insurance contracts in force at the date of the acquisition. DAC and VOBA are amortized over the expected life of the contracts (up to 50 years from date of issue) according to the type of contract using the methods described below as applicable. DAC and VOBA are subject to loss recognition testing at the end of each accounting period.

Non-participating Traditional Life Insurance Policies

DAC and VOBA associated with non-participating traditional life policies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

Universal Life and Investment-type Contracts

DAC and VOBA associated with universal life products and investment-type products, are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC and VOBA are amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization. Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization. The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in shareholder’s equity as of the balance sheet date.

Quarterly adjustments to the DAC and VOBA balances are made for current period experience and market performance related adjustments, and the impact of reviews of estimated total gross profits. The quarterly adjustments for current period experience reflect the impact of differences between actual and previously estimated expected gross profits for a given period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, cumulative adjustment to all previous periods’ costs is recognized.

During each accounting period, the DAC and VOBA balances are evaluated and adjusted with a corresponding charge or credit to current period earnings for the effects of MLOA’s actual gross profits and changes in the assumptions regarding estimated future gross profits. A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization. Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization. The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in shareholder’s equity as of the balance sheet date.

For the variable and universal life policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used. Mortality assumptions represent the Company’s expected claims experience over the life of these policies and are based on a long-term average of actual company experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality

7-4

in future periods from that currently projected would result in future deceleration of DAC and VOBA amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC and VOBA amortization. Generally, life mortality experience has been improving in recent years. However, changes to the mortality assumptions in future periods could have a significant adverse or favorable effect on the results of operations.

Premium Deficiency Reserves and Loss Recognition Tests

After the initial establishment of reserves, premium deficiency and loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC and VOBA would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings (loss).

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and universal life policies DAC balance was $229 million at December 31, 2011. The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality

December 31, 2011

Increase/(Reduction) in DAC
(In Millions)
Decrease in future mortality by 1%	$3
Increase in future mortality by 1%	(3)

Sensitivity of DAC to Changes in Future Rate of Return Assumptions

A significant assumption in the amortization of DAC and VOBA on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (7.3% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (13.3% net of product weighted average Separate Account fees) and 0.0% (-1.7% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

7-5

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. At December 31, 2011, current projections of future average gross market returns assume a 0% annualized return for the next two quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in six quarters.

Other significant assumptions underlying gross profit estimates for UL and investment-type products relate to contract persistency and General Account investment spread.

The variable annuity contracts DAC balance was $74 million at December 31, 2011. The following table provides an example of the sensitivity of that DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return

December 31, 2011

Increase/(Reduction) in DAC
(In Millions)
Decrease in future rate of return by 1%	$(2)
Increase in future rate of return by 1%	3

Benefit Plan Costs

Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 8 of Notes to Financial Statements). Net periodic pension cost is the aggregation of the compensation cost of benefits promised, interest cost resulting from deferred payment of those benefits, and investment results of assets dedicated to fund those benefits. Each component of net periodic pension benefits cost is based on the affiliated company’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs. Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

Share-based and Other Compensation Programs

Although MLOA has no employees, under service agreements with affiliates, MLOA is charged for services, including personnel services that include a component related to employee benefits (see Note 9 of Notes to Financial Statements). AXA and AXA Financial Group sponsors various share-based compensation plans for eligible employees and associates. Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred. AXA Financial Group uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends. These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

7-6

Investments – Impairments and Valuation Allowances and Fair Value Measurements

MLOA’s investment portfolio principally consists of public and private fixed maturities, mortgage loans and Units in AllianceBernstein. In applying the Company’s accounting policies with respect to these investments, estimates, assumptions, and judgments are required about matters that are inherently uncertain, particularly in the identification and recognition of other-than-temporary impairments (“OTTI”), determination of the valuation allowance for losses on mortgage loans and measurements of fair value.

Impairments and Valuation Allowances

The assessment of whether OTTIs have occurred is performed quarterly by MLOA’s IUS Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity and equity security that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more; and (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.

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

Mortgage loans also are reviewed quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on the Company’s assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

7-7

Fair Value Measurements

Investments reported at fair value in the balance sheets of the MLOA include fixed maturity securities classified as available-for-sale. In addition, reinsurance contracts covering GMIB exposure in certain variable annuity products issued by MLOA are considered embedded derivatives and reported at fair value.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, MLOA estimates fair value based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment.

As required by the accounting guidance, MLOA categorizes its assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 5 to the Financial Statements – Fair Value Disclosures.

Income Taxes

Income taxes represent the net amount of income taxes that MLOA expects to pay to or receive from various taxing jurisdictions in connection with its operations. MLOA provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carry forward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. MLOA’s accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating MLOA’s tax positions including evaluating uncertainties under the guidance for Accounting for Uncertainty in Income taxes. Under the guidance, MLOA determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

MLOA’s tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.

7-8

RESULTS OF OPERATIONS

The earnings narratives that follow discuss the results for 2011 compared to 2010’s results, followed by the results for 2010 compared to 2009’s results.

MONY Life Insurance Company of America

Results of Operations

	2011	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$117	$118	$129
Premiums	42	39	40
Net investment income (loss)	116	119	122
Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	(56)	(53)
Portion of loss recognized in other comprehensive income (loss)	-	2	-

Net impairment losses recognized	(2)	(54)	(53)
Other investment gains (losses), net	1	6	(3)

Total investment gains (losses), net	(1)	(48)	(56)

Other income (loss)	4	8	11
Increase (decrease) in the fair value of the reinsurance contract asset	7	1	(7)

Total revenues	285	237	239

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	96	93	84
Interest credited to policyholders’ account balances	61	68	71
Compensation and benefits	30	32	26
Commissions	45	35	31
Interest expense	-	1	1
Amortization of deferred policy acquisition costs and value of business acquired	(14)	41	23
Capitalization of deferred policy acquisition costs	(35)	(29)	(29)
Rent expense	3	3	4
Other operating costs and expenses	35	30	26

Total benefits and other deductions	221	274	237

Earnings (loss), before income taxes	64	(37)	2
Income tax (expense) benefit	5	14	3

Net Earnings (Loss)	$69	$(23)	$5

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net earnings were $69 million in 2011, an increase of $92 million from net loss of $23 million in 2010, primarily due to negative DAC and VOBA amortization in 2011 as compared to amortization in 2010 and lower impairment of fixed maturities in 2011.

Income tax benefit decreased $9 million in 2011 to $5 million as compared to $14 million in 2010. In first quarter of 2011, management reviewed the intercompany tax sharing agreement between MLOA and MONY Life and determined that the valuation allowance previously established on deferred tax assets related to net operating loss carryforwards was no longer necessary. Consequently, the tax benefit for MLOA for 2011 reflected a release of $19 million of valuation allowances related to prior periods. MLOA also recognized a $7 million tax benefit in settlement of refund claims for tax years 1994-1997. These benefits more than offset the tax expense on $64 million of pre-tax earnings. The tax benefit in 2010 was due to pre-tax losses of $37 million.

7-9

Earnings before income taxes were $64 million in 2011, an increase of $101 million from loss before income taxes of $37 million in 2010.

Revenues.    Total revenues in 2011 increased $48 million to $285 million from $237 million in 2010, primarily due to lower impairments and a higher increase in the fair value of the reinsurance contract asset in 2011 as compared to 2010.

Universal life and investment-type product policy fee income decreased $1 million in 2011 to $117 million from $118 million in 2010 period primarily due to higher initial fee liability capitalization resulting from the unlocking of assumptions due to better lapse experience in interest sensitive life products.

Net investment income decreased $3 million in 2011 to $116 million from $119 million in 2010 principally due to lower investment income on fixed maturities.

Investment losses, net decreased $47 million in 2011 to $1 million from $48 million in 2010 due to writedowns of $2 million on fixed maturities during 2011 as compared to $54 million in writedowns in 2010, all of which related to CMBS securities for both periods, partially offset by lower gains on sales of fixed maturities.

Increase (decrease) in the fair value of the reinsurance contract asset increased $6 million in 2011 to $7 million from $1 million in 2010; both periods changes reflected market fluctuations.

Benefits and Other Deductions.    Total benefits and other deductions in 2011 decreased $53 million to $221 million from $274 million in 2010, primarily due to negative DAC and VOBA amortization and lower interest credited partially offset by higher commission expenses.

Policyholders’ benefits increased $3 million in 2011 to $96 million from $93 million in 2010 primarily due to a $1 million higher increase in reserves for supplementary contracts in 2011 as compared to 2010 and a $1 million charge for unreported death claims in 2011.

Interest credited to policyholders’ account balances decreased $7 million in 2011 to $61 million from $68 million in 2010 primarily related to lower fund values.

Compensation and benefits expense decreased $2 million to $30 million in 2011 from $32 million in 2010 due to lower allocated salary and other benefit expenses.

Commissions increased $10 million in 2011 to $45 million from $35 million in 2010 due to higher first year commissions on increased sales of life insurance and annuity products.

Amortization of DAC and VOBA decreased $55 million in 2011 (negative amortization of $14 million in 2011 as compared to amortization of $41 million in 2010). The negative amortization in 2011 resulted from unlocking of assumptions due to better lapse experience in annuities and interest sensitive-life products. In 2010, revised estimates of future reinsurance costs and other updates resulted in amortization expense.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net loss was $23 million in 2010, a decrease of $28 million from net earnings of $5 million in 2009, primarily due to higher DAC and VOBA amortization, higher death claims and lower policy fee income partially offset by higher gains on sales of fixed maturities and higher income tax benefit in 2010 compared to 2009.

The income tax benefit increased $11 million in 2010 to $14 million from $3 million in 2009, primarily due to pre-tax losses in 2010 compared to pre-tax earnings in 2009. The tax benefit in 2009 was primarily a result of a benefit from the separate accounts dividends received deduction.

7-10

Loss before income taxes was $37 million in 2010, a decrease of $39 million from earnings before income taxes of $2 million in 2009.

Revenues.    Total revenues in 2010 decreased $2 million to $237 million from $239 million in 2009 primarily due to higher realized gains on sales of fixed maturities and increase in the fair value of the reinsurance contract asset in 2010 as compared to a decrease in 2009.

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

Benefits and Other Deductions. Total benefits and other deductions in 2010 increased $37 million to $274 million from $237 million in 2009 primarily due to higher DAC and VOBA amortization, higher death claims, and accelerated amortization of software costs in 2010.

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

Premiums and Deposits

The market for annuity and life insurance products of the types issued by the MLOA continues to be dynamic as the global economy and capital markets slowly recover from significant stress experienced in recent years. As a result, features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors.

7-11

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

The following table lists the sales for major insurance product lines for 2011, 2010 and 2009. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	2011	2010	2009
	(In Millions)
Retail:
Annuities
First year	$11	$5	$5
Renewal	35	30	33

	46	35	38
Life(1)
First year	35	31	31
Renewal	151	151	151

	186	182	182
Other(2)
First year	1	1	1
Renewal	6	7	6

	7	8	7

Total retail	239	225	227

Wholesale:
Annuities
First year	1	1	1
Renewal	2	1	1

	3	2	2
Life(1)
First year	31	3	1
Renewal	50	50	53

	81	53	54

Other	1	1	2

Total wholesale	85	56	58

Total Premiums and Deposits	$324	$281	$285

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed.

7-12

2011 Compared to 2010.  Total premiums and deposits for insurance and annuity products for 2011 were $324 million, a $43 million increase from $281 million in 2010 while total first year premiums and deposits increased $38 million to $79 million in 2011 from $41 million in 2010. First year premiums and deposits for the life insurance products increased $32 million, primarily due to the $28 million and $4 million respective increase in sales of universal life insurance products in the wholesale and retail channels. The annuity line’s first year premiums and deposits increased $6 million to $11 million principally due to the $6 million increase in supplementary contract sales, substantially all in the retail channel.

2010 Compared to 2009.  Total premiums and deposits for insurance and annuity products for 2010 were $281 million, a $4 million decrease from $285 million in 2009 while total first year premiums and deposits increased $2 million to $41 million in 2010 from $39 million in 2009. First year premiums and deposits for the life insurance products increased $2 million, primarily due to the $2 million increase in sales of universal life insurance products in the wholesale channel. The annuity line’s first year premiums and deposits remained constant at $6 primarily related to sales of supplementary contracts in the retail channel.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

				Rates(1)
	2011	2010	2009	2011	2010	2009
	(Dollars in Millions)

Annuities	$266	$296	$286	17.90%	17.50%	16.20%
Variable and interest-sensitive life	92	121	145	6.00%	7.70%	9.30%

Total	$358	$417	$431

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

2011 Compared to 2010.    Surrenders and withdrawals decreased $59 million, from $417 million in 2010 to $358 million for 2011. There was a decrease of $30 million and $29 million, respectively, for individual annuities and variable and interest sensitive life insurance surrenders withdrawals. The annualized annuities surrender rate increased to 17.9% in 2011 from 17.5% in 2010. The variable and interest sensitive life products’ annualized surrender rate for 2011 and 2010 was 6.0% and 7.7%, respectively.

2010 Compared to 2009.    Surrenders and withdrawals decreased $14 million, from $431 million in 2009 to $417 million for 2010. There was a decrease of $24 million in variable and interest sensitive life insurance surrenders withdrawals with an increase of $10 million for individual annuities surrenders and withdrawals. The annualized annuities surrender rate increased to 17.5% in 2010 from 16.2% in 2010. The variable and interest sensitive life products’ annualized surrender rate for 2010 and 2009 was 7.7% and 9.3%, respectively.

7-13

GENERAL ACCOUNT INVESTMENT PORTFOLIO

The General Account Investment Assets (“GAIA”) portfolio consists of a well-diversified portfolio of public and private fixed maturities, commercial and agricultural mortgages and other loans and other invested assets.

The General Accounts’ portfolios and investment results support the insurance and annuity liabilities of MLOA’s business operations. The following table reconciles the balance sheet asset amounts to GAIA.

General Account Investment Assets

December 31, 2011

Balance Sheet Captions:	Balance Sheet Total	Other(1)	GAIA(2)
	(In Millions)

Fixed maturities, available for sale, at fair value	$1,967	$87	$1,880
Mortgage loans on real estate	124	(1)	125
Policy Loans	134	(2)	136
Other invested assets	74	72	2

Total investments	2,299	156	2,143
Cash and cash equivalents	61	11	50

Total	$2,360	$167	$2,193

(1)

Assets listed in the “Other” category principally consist of assets held in portfolios other than the General Account which are not managed as part of GAIA, related accrued income or expense, certain reclassifications and, for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

(2)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

7-14

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2011		2010		2009
	Yield	Amount	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	5.36%	$90	5.36%	$91	5.60%	$98
Ending assets		1,728		1,667		1,829
Below investment grade
Income	7.59%	12	6.88%	15	4.83%	9
Ending assets		152		182		181
Mortgages:
Income (loss)	7.97%	10	7.15%	10	7.51%	11
Ending assets		125		142		150
Policy Loans:
Income	6.12%	8	6.31%	8	6.53%	8
Ending assets		136		134		126
Cash and Short-term Investments:
Income	0.11%	-	0.22%	-	0.55%	-
Ending assets		50		77		45
Other Invested Assets:
Income		-		-		-
Ending assets		2		2		3
Total Invested Assets:

Income	5.57%	120	5.45%	124	5.59%	126
Ending Assets		2,193		2,204		2,334
Debt and Other:
Interest expense and other	- %	-	7.49%	(1)	7.06%	(1)
Ending assets (liabilities)		-		-		(20)
Total:

Investment income	5.60%	120	5.54%	123	5.43%	125
Less: investment fees	(0.11) %	(2)	(0.12) %	(3)	(0.12) %	(3)

Investment Income, Net	5.49%	$118	5.42%	$120	5.31%	$122

Ending Net Assets		$2,193		$2,204		$2,314

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At December 31, 2011, 76.2% of the fixed maturity portfolio was publicly traded. At December 31, 2011, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $63 million. The General Account had a $2 million exposure to the sovereign debt of Greece, Portugal, Italy, Spain and the Republic of Ireland. The total exposure to Eurozone sovereign debt was $2 million at December 31, 2011.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

7-15

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At December 31, 2011:
Corporate Securities:
Finance	$346	$22	$5	$363
Manufacturing	470	54	-	524
Utilities	275	24	2	297
Services	223	22	1	244
Energy	95	10	-	105
Retail and wholesale	85	9	-	94
Transportation	60	6	-	66
Other	-	-	-	-

Total corporate securities	1,554	147	8	1,693

U.S. government	99	6	-	105
Commercial mortgage-backed	63	-	34	29
Residential mortgage-backed(2)	26	2	-	28
Preferred stock	81	-	5	76
State & municipal	21	1	-	22
Foreign governments	4	-	-	4
Asset-backed securities	9	1	-	10

Total	$1,857	$157	$47	$1,967

At December 31, 2010:
Corporate Securities:
Finance	$327	$20	$1	$346
Manufacturing	488	40	1	527
Utilities	267	16	2	281
Services	207	17	1	223
Energy	78	6	-	84
Retail and wholesale	88	8	-	96
Transportation	67	5	-	72

Total corporate securities	1,522	112	5	1,629

U.S. government	86	2	-	88
Commercial mortgage-backed	68	-	32	36
Residential mortgage-backed(2)	33	2	-	35
Preferred stock	81	-	4	77
State & municipal	21	-	1	20
Foreign governments	4	-	-	4
Asset-backed securities	10	1	-	11

Total	$1,825	$117	$42	$1,900

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

7-16

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $140 million, or 7.5%, of the total fixed maturities at December 31, 2011 and $148 million, or 8.1%, of the total fixed maturities at December 31, 2010. Gross unrealized losses on public and private fixed maturities increased from $42 million in 2010 to $47 million in 2011. Below investment grade fixed maturities represented 48.9% and 69.0% of the gross unrealized losses at December 31, 2011 and 2010, respectively. The increase in below investment grade fixed maturity securities is due to credit migration on existing securities, rather than new originations or purchases. For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in 2011 than in the prior year.

Public Fixed Maturities Credit Quality.    The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2011:
1	Aaa, Aa, A	$848	$84	$3	$929
2	Baa	492	37	2	527

	Investment grade	1,340	121	5	1,456

3	Ba	50	1	1	50
4	B	13	-	1	12
5	C and lower	7	-	2	5
6	In or near default	6	1	2	5

	Below investment grade	76	2	6	72

Total		$1,416	$123	$11	$1,528

At December 31, 2010:
1	Aaa, Aa, A	$825	$58	$7	$876
2	Baa	471	31	1	501

	Investment grade	1,296	89	8	1,377

3	Ba	51	-	2	49
4	B	4	-	-	4
5	C and lower	-	-	-	-
6	In or near default	8	1	3	6

	Below investment grade	63	1	5	59

Total		$1,359	$90	$13	$1,436

(1)	At December 31, 2011 and 2010, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-17

Private Fixed Maturities Credit Quality.  The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2011:
1	Aaa, Aa, A	$168	$17	$15	$170
2	Baa	209	15	4	220

	Investment grade	377	32	19	390

3	Ba	36	1	4	33
4	B	6	-	2	4
5	C and lower	4	-	2	2
6	In or near default	18	1	9	10

	Below investment grade	64	2	17	49

Total		$441	$34	$36	$439

At December 31, 2010:
1	Aaa, Aa, A	$150	$13	$4	$159
2	Baa	231	13	1	243

	Investment grade	381	26	5	402

3	Ba	31	1	2	30
4	B	12	-	1	11
5	C and lower	11	-	8	3
6	In or near default	31	-	13	18

	Below investment grade	85	1	24	62

Total		$466	$27	$29	$464

(1)	Includes no securities, as of December 31, 2011 and 2010, that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-18

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2011:
1	Aaa, Aa, A	$820	$93	$2	$911
2	Baa	665	52	4	713

	Investment grade	1,485	145	6	1,624

3	Ba	58	1	1	58
4	B	8	-	1	7
5	C and lower	2	-	-	2
6	In or near default	1	1	-	2

	Below investment grade	69	2	2	69

Total		$1,554	$147	$8	$1,693

At December 31, 2010:
1	Aaa, Aa, A	$766	$66	$2	$830
2	Baa	682	44	1	725

	Investment grade	1,448	110	3	1,555

3	Ba	61	1	2	60
4	B	12	-	-	12
5	C and lower	-	-	-	-
6	In or near default	1	1	-	2

	Below investment grade	74	2	2	74

Total		$1,522	$112	$5	$1,629

Asset-backed Securities

At December 31, 2011, the amortized cost and fair value of asset backed securities held were $9 million and $10 million, respectively; at December 31, 2010, those amounts were $10 million and $11 million, respectively. At December 31, 2011, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $4 million and $5 million, respectively.

Commercial Mortgage-backed Securities

In recent years, weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital, led to a very difficult refinancing environment and an increase in overall delinquency rates on commercial mortgages on properties, except for highly desirable properties in select markets, in the commercial mortgage-backed securities market.

7-19

The following table sets forth the amortized cost and fair value of the Company’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

	December 31, 2011
	Moody’s Agency Rating					Total December 31, 2011	Total December 31, 2010
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004	$-	$-	$-	$-	$-	$-	$-
2005	-	-	-	2	22	24	25
2006	-	-	-	-	14	14	15
2007	-	-	-	-	25	25	28

Total CMBS	$-	$-	$-	$2	$61	$63	$68

At fair value:
2004	$-	$-	$-	$-	$-	$-	$-
2005	-	-	-	2	15	17	15
2006	-	-	-	-	4	4	9
2007	-	-	-	-	8	8	12

Total CMBS	$-	$-	$-	$2	$27	$29	$36

Mortgages

Investment Mix

At December 31, 2011 and 2010, respectively, approximately 6.4% and 7.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2011	December 31, 2010
	(In Millions)
Commercial mortgage loans	$80	$86
Agricultural mortgage loans	48	$57

Total Mortgage Loans	$128	$143

7-20

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	December 31, 2011		December 31, 2010
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$76	59.5%	$78	54.9%
South Atlantic	9	7.4	10	7.2
Middle Atlantic	-	-	4	2.8
East North Central	14	10.6	17	11.7
West South Central	12	9.3	13	9.1
Mountain	11	8.7	10	7.0
New England	-	-	-	-
West North Central	3	2.1	4	2.5
East South Central	3	2.4	7	4.8

Total Mortgage Loans	$128	100.0%	$143	100.0%

By Property Type:
Industrial buildings	$31	24.3%	$32	22.5%
Retail stores	13	10.2	13	9.1
Office buildings	10	7.8	14	9.8
Apartment complexes	21	16.5	22	15.4
Other	-	-	-	-
Hospitality	5	3.9	5	3.5
Agricultural properties	48	37.3	57	39.7

Total Mortgage Loans	$128	100.0%	$143	100.0%

At December 31, 2011, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 67% while the agricultural mortgage loans weighted average loan-to-value ratio was 36%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

7-21

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loan
	(In Millions)
0% - 50%	$6	$-	$23	$9	$2	$21	$61
50% - 70%	1	-	1	43	4	2	51
70% - 90%	-	-	-	6	-	-	6
90% plus	10	-	-	-	-	-	10

Total Commercial and Agricultural Mortgage Loans	$17	$-	$24	$58	$6	$23	$128

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at December 31, 2011.

Mortgage Loans by Year of Origination

Year of Origination	December 31, 2011
	Amortized Cost	% of Total
	(Dollars In Millions)
2011	$3	2.7%
2010	5	3.7
2009	1	0.7
2008	-	-
2007	27	21.0
2006 and prior	92	71.9

Total Mortgage Loans	$128	100.0%

At December 31, 2011 and 2010, respectively, $0 million and $0 million of mortgage loans were classified as problem loans while $0 million and $10 million were classified as potential problem loans. There were no loans in the restructured category at either date.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2011 and 2010.

	2011	2010
	(In Millions)
Balances, beginning of year	$2	$2
Additions charged to income	1	-

Balances, End of Year	$3	$2

7-22

Other Equity Investments

At December 31, 2011, private equity partnerships, hedge funds and real-estate related partnerships were 42.0% of total other equity investments. These interests, which represent 1.0% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	December 31, 2011	December 31, 2010
	(In Millions)
Common stock	$1	$1
Joint ventures and limited partnerships:
Private equity	1	1

Total Other Equity Investments	$2	$2

Realized Investment Gains (Losses)

Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for OTTI. Realized investment gains (losses) are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans and fair value changes on commercial mortgage loans carried at fair value.

The following table sets forth “Realized investment gains (losses), net,” for the years indicated:

Realized Investment Gains (Losses), Net

	2011	2010	2009
	(In Millions)
Fixed maturities	$(2)	$(47)	$(50)
Other	(1)	1	(2)

Total	$(3)	$(46)	$(52)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	2011	2010	2009
	(In Millions)
Gross realized investment gains:
Gross gains on sales and maturities	$2	$10	$4

Total gross realized investment gains	2	10	4

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(2)	(54)	(53)
Gross losses on sales and maturities	(2)	(3)	(1)

Total gross realized investment losses	(4)	(57)	(54)

Total	$(2)	$(47)	$(50)

7-23

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)(1)

	2011	2010	2009
	(In Millions)
Fixed Maturities:
Public fixed maturities	$(1)	$(6)	$(40)
Private fixed maturities	(1)	(48)	(13)

Total fixed maturities securities	(2)	(54)	(53)

(1)

For 2011, 2010 and 2009, respectively, excludes $0 million, $2 million and $0 million of OTTI recorded in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

At December 31, 2011 and 2010, respectively, the $2 million and $54 million in OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

MLOA’s principal sources of cash flows are premiums and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities and other General Account Investment Assets and capital contributions from MONY Life. Liquidity management is focused around a centralized funds management process. This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity. Funds are managed through a banking system designed to reduce float and maximize funds availability.

In addition to gathering and analyzing information on funding needs, the Company has a centralized process for both investing short-term cash and borrowing funds to meet cash needs. In general, the short-term investment positions have a maturity profile of 1-7 days with considerable flexibility as to availability.

MLOA’s liquidity requirements principally relate to the payment of benefits under its various life insurance and annuity products, cash payments in connection with policy surrenders, withdrawals and loans and payment of its operating expenses, including payments to affiliates in connection with service agreements.

In managing the liquidity of MLOA’s business, management also considers the risk of policyholder and contractholder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. Surrender charges and other contract provisions are used to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of MLOA’s General Account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

7-24

General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)
Not subject to discretionary withdrawal provisions	$103	6.9%	$101	5.7%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,082	72.2	1,345	76.3
At contract value, less surrender charge of 5% or more	-	-	-	-

Subtotal	1,082	72.2	1,345	76.3
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	313	20.9	317	18.0

Total Annuity Reserves And Deposit Liabilities	$1,498	100.0%	$1,763	100.0%

Analysis of Statement of Cash Flows

Years Ended December 31, 2011 and 2010

Cash and cash equivalents of $61 million at December 31, 2011 decreased $31 million from $92 million at December 31, 2010.

Net cash used by operating activities was $23 million in 2011 as compared to $10 million in 2010. Cash flows from operating activities include such sources as premiums and investment income offset by such uses as life insurance benefit payments, compensation reimbursements to affiliates and other cash expenditures.

Net cash used in investing activities was $23 million in 2011 as compared to net cash provided by investing activities of $111 million in 2010. The change was principally due net purchases of $174 million in 2011 as compared to net sales of $19 million in 2010.

Net cash provided by financing activities was $15 million in 2011 as compared to net cash used in financing activities of $66 million in 2010. The impact of the net deposits to policyholders’ account balances was $15 million in 2011 as compared to net withdrawals to policyholders’ account balances of $46 million in 2010.

Years Ended December 31, 2010 and 2009

Cash and cash equivalents of $92 million at December 31, 2010 increased $35 million from $57 million at December 31, 2009.

Net cash used in operating activities was $10 million in 2010 as compared to the $0 million in 2009. Cash flows from operating activities include such sources as premiums and investment income offset by such uses as life insurance benefit payments, compensation reimbursements to affiliates and other cash expenditures.

Net cash provided by investing activities was $111 million in 2010 as compared to net cash used in investing activities of $71 million in 2009. The change was principally due to cash inflows related to net sales of $19 million in 2010 as compared to net purchases of $173 million in 2009.

7-25

Net cash used in financing activities was $66 million in 2011 as compared to net cash provided by financing activities of $12 million in 2009. The impact of the net withdrawals to policyholders’ account balances was $46 million in 2010 as compared to net deposits to policyholders’ account balances of $16 million in 2009. In 2010, MLOA repaid in full a note to affiliate in the amount of $20 million.

Sources of Liquidity

MLOA’s primary source of short-term liquidity to support its insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2011, this asset pool included an aggregate of $50 million in highly liquid short-term investments, as compared to $76 million at December 31, 2010. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet MLOA’s liquidity needs.

Off Balance Sheet Transactions

At December 31, 2011 and 2010, MLOA was not a party to any off balance sheet transactions.

Statutory Regulation, Capital and Dividends

MLOA is subject to the regulatory capital requirements of Arizona, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. As of December 31, 2011, the total adjusted capital of MLOA was in excess of Arizona’s regulatory capital requirements.

Management monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets. Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the reserve requirements and capital needed to support the variable annuity guarantee business. While future capital requirements will depend on future market conditions, management believes that MLOA will continue to have the ability to meet the capital requirements necessary to support its business. For additional information, see “Item 1A – Risk Factors”.

For 2011, 2010 and 2009, respectively, MLOA’s statutory net income (loss) totaled $35 million, $(19) million and $12 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $225 million and $229 million at December 31, 2011 and 2010, respectively.

7-26

SUPPLEMENTARY INFORMATION

A schedule of future payments under certain of MLOA’s contractual obligations follows:

Contractual Obligations - December 31, 2011

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
	(In Thousands)
Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholder liabilities(1)	$3,566	$255	$426	$317	$2,568

Total Contractual Obligations	$3,566	$255	$426	$317	$2,568

(1)

Policyholders liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the MLOA experience and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These amounts are undiscounted and, therefore, exceed the Policyholders’ account balances and Future policy benefits and other policyholder liabilities included in the balance sheet included elsewhere herein. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates (see “Critical Accounting Estimates—Future Policy Benefits”). Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

Unrecognized tax benefits of $20 million were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

In addition, MLOA has financial obligations under contingent commitments at December 31, 2011 including guarantees or commitments to fund private fixed maturities, agricultural loans and floating rate commercial mortgages. Information on these contingent commitments can be found in Notes 5, 8 and 15 of Notes to Financial Statements.

7-27

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

Investments with Interest Rate Risk – Fair Value. MLOA’s assets with interest rate risk include fixed maturities and mortgage loans that make up 92.0% of the carrying value of General Account Investment Assets at December 31, 2011. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2011 and 2010 would have on the fair value of fixed maturities and mortgage loans:

	Point Change	Point Change	Point Change	Point Change
	December 31, 2011		December 31, 2010
	Fair Value	Balance After +100 Base Point Change	Fair Value	Balance After +100 Base Point Change
	(In Millions)

Fixed maturities	$1,967	$1,885	$1,900	$1,818
Mortgage loans on real estate	130	128	146	143

Total	$2,097	$2,013	$2,046	$1,961

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

Liabilities with Interest Rate Risk – Fair Value. At years end 2011 and 2010, respectively, the aggregate carrying value of policyholders’ liabilities were $1,998 million and $2,042 million, approximately $1,795 million and $1,854 million of which liabilities are reactive to interest rate fluctuations. The aggregate fair values of such contracts at years end 2011 and 2010 were $2,021 million and $2,018 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts to $2,089 million and $2,064 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

MONY LIFE INSURANCE COMPANY OF AMERICA

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

MONY Life Insurance Company of America

In our opinion, based on our audits the accompanying balance sheets and the related statements of earnings (loss), of comprehensive income (loss), of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of MONY Life Insurance Company of America (the “Company”) at December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Financial Statements, the Company changed its method of accounting for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2012

MONY LIFE INSURANCE COMPANY OF AMERICA

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
	(In Millions)
ASSETS:
Investments:
Fixed maturities available for sale, at fair value	$1,967	$1,900
Mortgage loans on real estate	124	141
Policy loans	134	132
Other invested assets	74	78

Total investments	2,299	2,251
Cash and cash equivalents	61	92
Amounts due from reinsurers	136	139
Deferred policy acquisition costs	228	189
Value of business acquired	97	107
Other assets	39	29
Separate Accounts’ assets	1,604	1,840

Total Assets	$4,464	$4,647

LIABILITIES
Policyholders’ account balances	$1,608	$1,664
Future policy benefits and other policyholders liabilities	390	378
Other liabilities	43	42
Income taxes payable	134	118
Separate Accounts’ liabilities	1,604	1,840

Total liabilities	3,779	4,042

Commitments and contingent liabilities (Notes 2, 5, 8, 9 and 13)

SHAREHOLDER’S EQUITY
Common Stock, $1.00 par value; 5.0 million shares authorized, 2.5 million issued and outstanding	2	2
Capital in excess of par value	515	514
Retained earnings	113	44
Accumulated other comprehensive income (loss)	55	45

Total shareholder’s equity	685	605

Total Liabilities and Shareholder’s Equity	$4,464	$4,647

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF EARNINGS (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$117	$118	$129
Premiums	42	39	40
Net investment income (loss)	116	119	122
Investment gains (losses), net:
Total other-than-temporary impairment losses	(2)	(56)	(53)
Portion of loss recognized in other comprehensive income (loss)	—	2	—

Net impairment losses recognized	(2)	(54)	(53)
Other investment gains (losses), net	1	6	(3)

Total investment gains (losses), net	(1)	(48)	(56)

Other income (loss)	4	8	11
Increase (decrease) in the fair value of the reinsurance contract asset	7	1	(7)

Total revenues	285	237	239

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	96	93	84
Interest credited to policyholders’ account balances	61	68	71
Compensation and benefits	30	32	26
Commissions	45	35	31
Interest expense	—	1	1
Amortization of deferred policy acquisition costs and value of business acquired	(14)	41	23
Capitalization of deferred policy acquisition costs	(35)	(29)	(29)
Rent expense	3	3	4
Other operating costs and expenses	35	30	26

Total benefits and other deductions	221	274	237

Earnings (loss), before income taxes	64	(37)	2
Income tax (expense) benefit	5	14	3

Net Earnings (Loss)	$69	$(23)	$5

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$69	$(23)	$5

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	10	56	114

Total other comprehensive income (loss), net of income taxes	10	56	114

Comprehensive Income (Loss)	$79	$33	$119

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF SHAREHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
SHAREHOLDER’S EQUITY
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	514	512	511
Changes in capital in excess of par value	1	2	1

Capital in excess of par value, end of year	515	514	512

Retained earnings, beginning of year	44	67	56
Net earnings (loss)	69	(23)	5
Impact of implementing new accounting guidance, net of taxes	—	—	6

Retained earnings, end of year	113	44	67

Accumulated other comprehensive income (loss), beginning of year	45	(11)	(119)
Impact of implementing new accounting guidance, net of taxes	—	—	(6)
Other comprehensive income (loss)	10	56	114

Accumulated other comprehensive income (loss), end of year	55	45	(11)

Total Shareholder’s Equity, End of Year	$685	$605	$570

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
Net earnings (loss)	$69	$(23)	$5
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	61	68	71
Universal life and investment-type product policy fee income	(117)	(118)	(129)
Change in accrued investment income	1	—	1
Investment (gains) losses, net	1	48	56
Change in deferred policy acquisition costs and value of business acquired	(49)	12	(6)
Change in the fair value of the reinsurance contract asset	(7)	(1)	7
Change in future policy benefits	3	(4)	(5)
Change in other policyholders liabilities	(3)	1	(4)
Change in income tax payable	11	(13)	16
Provision for depreciation and amortization	3	5	6
Dividend from AllianceBernstein	4	5	4
Other, net	—	10	(22)

Net cash provided by (used in) operating activities	(23)	(10)	—

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	156	101	106
Sales of investments	16	122	93
Purchases of investments	(190)	(103)	(266)
Other, net	(5)	(9)	(4)

Net cash provided by (used in) investing activities	(23)	111	(71)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	156	163	176
Withdrawals and transfers to Separate Accounts	(141)	(209)	(160)
Repayments of note to affiliate	—	(20)	(4)

Net cash provided by (used in) financing activities	15	(66)	12

Change in cash and cash equivalents	(31)	35	(59)
Cash and cash equivalents, beginning of year	92	57	116

Cash and Cash Equivalents, End of Year	$61	$92	$57

Supplemental cash flow information:
Interest paid	$—	$1	$1

Schedule of non-cash financing activities:
Shared-based Programs	$1	$2	$1

See Notes to Financial Statements.

MONY LIFE INSURANCE COMPANY OF AMERICA

NOTES TO FINANCIAL STATEMENTS

1)	ORGANIZATION

MONY Life Insurance Company of America (“MLOA”) is an Arizona stock life insurance company. MLOA’s primary business is providing life insurance and annuity products to both individuals and businesses. MLOA is a wholly-owned subsidiary of MONY Life Insurance Company (“MONY Life”). MONY Life is a wholly owned subsidiary of AXA Equitable Financial Services, LLC, which is a downstream holding company of AXA Financial, Inc. (“AXA Financial” and together with its consolidated subsidiaries “AXA Financial Group”). AXA Financial is an indirect wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies.

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

The years “2011”, “2010” and “2009” refer to the years ended December 31, 2011, 2010 and 2009, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to amend the existing alternatives for presenting Other comprehensive income (“OCI”) and its components in financial statements. The amendments eliminate the current option to report OCI and its components in the statement of changes in equity. An entity can elect to present items of net earnings (loss) and OCI in one continuous statement or in two separate, but consecutive statements. This guidance will not change the items that constitute net earnings (loss) and OCI, when an item of OCI must be reclassified to net earnings (loss). The new guidance also called for reclassification adjustments from OCI to be measured and presented by income statement line item in net earnings (loss) and in OCI. This guidance is effective for interim and annual periods beginning after December 15, 2011. Consistent with this guidance, MLOA currently presents items of net earnings (loss) and OCI in two consecutive statements. In December 2011, the FASB issued new guidance to defer the portion of the guidance to present components of OCI on the face of the statement of earnings (loss).

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

In July 2010, the FASB issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses. These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans. Several new terms critical to the application of these disclosures, such as “portfolio segments” and “classes”, were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for the purpose of reporting this information. Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the disclosures about troubled debt restructurings, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010. Disclosures of reporting period activity or, more specifically, the credit loss allowance rollforward, which are effective in the first interim reporting period beginning after December 15, 2010, have been adopted. Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption. Implementation of the effective guidance did not have a material impact on MLOA’s financial statements.

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which was effective for the first quarter of 2011. These new disclosures have been included in the Notes to MLOA’s financial statements, as appropriate.

In June 2009 the FASB issued new guidance that modifies the approach and increases the frequency for assessing whether a variable interest entity (“VIE”) must be consolidated and requires additional disclosures about an entity’s involvement with VIEs. The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held. Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required. For calendar-year financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010. Adoption of this guidance did not have a material impact on MLOA’s results of operations or financial position.

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

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost. This resulted in an increase to Retained earnings of $6 million at that date with a corresponding decrease to Accumulated other comprehensive income (loss) (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts. In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $14 million, equal to the amount of the cumulative effect adjustment, without giving effect to deferred policy acquisition costs (“DAC”) and tax. The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

Earnings (loss) from continuing operations, net of income taxes, and Net earnings (loss) attributable to MLOA for 2011, 2010 and 2009 reflected increases of $0 million, $2 million and $0 million, respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009. The financial statements have been modified to separately present the total OTTI recognized in Investment gains (losses), net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the statements of earnings (loss), and to present the OTTI recognized in AOCI on the face of the statements of shareholder’s equity and comprehensive income (loss) for all periods subsequent to implementation of this guidance. In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows and credit losses, including the methodologies and significant inputs used to determine those amounts.

Future Adoption of New Accounting Pronouncements

In December 2011, the FASB issued new and enhanced disclosures about offsetting (netting) of financial instruments and derivatives, including repurchase/reverse repurchase agreements and securities lending/borrowing arrangements, to converge with those required by International Financial Reporting Standards (“IFRS”). The disclosures require presentation in tabular format of gross and net information about assets and liabilities that either are offset (presented net) on the balance sheet or are subject to master netting agreements or similar arrangements providing rights of setoff, such as global master repurchase, securities lending, and derivative clearing agreements, irrespective of whether the assets and liabilities are offset. Financial instruments subject only to collateral agreements are excluded from the scope of these requirements, however, the tabular disclosures are required to include the fair values of financial collateral, including cash, related to master netting agreements or similar arrangements. This guidance is effective for interim and annual periods beginning after January 1, 2013 and is to be applied retrospectively to all comparative prior periods presented. Management does not expect that implementation of this guidance will have a material impact on MLOA’s financial statements.

In May 2011, the FASB amended its guidance on fair value measurements and disclosure requirements to enhance comparability between U.S. GAAP and IFRS. The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. This guidance is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. Management does not expect that implementation of this guidance will have a material impact on MLOA’s financial statements.

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, an entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. MLOA will adopt this guidance effective January 1, 2012, and will apply the retrospective method of adoption. Accordingly upon adoption, as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance, the December 31, 2011 balances related to DAC will be reduced by approximately $51 million, income taxes payable will be reduced by approximately $18 million with a corresponding reduction, net of taxes, to Retained earnings and Total shareholders’ equity of approximately $33 million. Upon adoption, for the year ended 2011, MLOA’s Earnings (loss), before income taxes would decrease by approximately $8 million and Net Earnings (Loss) would decrease by approximately $5 million. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of DAC, and, as such, may initially result in lower earnings in future periods. While the adoption of this amended guidance changes the timing of when certain costs are reflected in MLOA’s statements of Earnings (Loss), it has no effect on the total acquisition costs to be recognized over time and will have no impact on MLOA’s cash flows.

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

Partnerships and joint venture interests that MLOA has control of and has a majority economic interest in (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated. Those that MLOA does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity basis of accounting and are reported in Other assets. MLOA records its interest in certain of these partnerships on a one quarter lag basis.

Equity securities, which include common stock classified as AFS securities, are carried at fair value and are included in Other invested assets with changes in fair value reported in OCI.

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

Valuation Allowances for Mortgage Loans:

For commercial and agricultural loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•

Loan-to-value ratio — Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%. In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio — Derived from actual net operating income divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•	Occupancy — Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.
•

Lease expirations — The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•

Maturity — Loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues — Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status — current vs. delinquent — A history of delinquent payments may be a cause for concern.
•	Property condition — Significant deferred maintenance observed during Lender’s annual site inspections.
•	Other — Any other factors such as current economic conditions may call into question the performance of the loan.

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

Mortgage loans also are individually evaluated quarterly by the IUS Committee for impairment, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

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

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2011 and 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $7 million and $9 million for commercial and $0 million and $0 million for agricultural, respectively.

Troubled Debt Restructuring

When a loan modification is determined to be a troubled debt restructuring, the impairment of the loan is re-measured by discounting the expected cash flows to be received based on the modified terms using the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans. Additionally, the loan continues to be subject to the credit review process noted above.

Net Investment Income (Loss), Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the valuation allowances are included in Investment gains (losses), net.

Unrealized investment gains (losses) on fixed maturities and equity securities designated as AFS held by MLOA are accounted for as a separate component of AOCI, net of related deferred income taxes and amounts attributable to DAC and value of business acquired (“VOBA”) related to variable life and investment-type products.

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

At December 31, 2011 and 2010, respectively, investments classified as Level 1 comprise approximately 45.9% and 50.5% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2011 and 2010, respectively, investments classified as Level 2 comprise approximately 52.2% and 47.9% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. These valuation methodologies have been studied and evaluated by MLOA and the resulting prices determined to be representative of exit values.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2011 and 2010, respectively, approximately $28 million and $35 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At December 31, 2011 and 2010, respectively, investments classified as Level 3 comprise approximately 1.9% and 1.6% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2011 and 2010, respectively, were approximately $0 million and $18 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. MLOA applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $35 million and $42 million of mortgage- and asset-backed securities, including Commercial mortgage-backed securities (“CMBS”), are classified as Level 3 at December 31, 2011 and 2010, respectively. At December 31, 2011, MLOA continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, MLOA adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third-party service whose process placed significant reliance on market trading activity.

Level 3 also includes the guaranteed minimum income benefit (“GMIB”) reinsurance asset which is accounted for as a derivative contract. The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios. The valuation of the GMIB asset incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. Incremental adjustment is made to the resulting fair values of the GMIB asset to reflect changes in the claims-paying ratings of counterparties to the reinsurance treaties and of MLOA, respectively. After giving consideration to collateral arrangements, MLOA made no adjustment to reduce the fair value of its GMIB asset at December 31, 2011 and 2010 to recognize incremental counterparty non-performance risk.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. In 2011 and 2010, no assets were required to be measured at fair value on a non-recurring basis.

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

VOBA. VOBA, which arose from MLOA’s 2004 acquisition by AXA Financial, was established in accordance with purchase accounting guidance for business combinations. VOBA is the actuarially determined present value of estimated future gross profits from insurance contracts in force at the date of the acquisition. VOBA is amortized over the expected life of the contracts (up to 50 years from the date of issue) according to the type of contract using the methods described below as applicable. VOBA is subject to loss recognition testing at the end of each accounting period.

Amortization Policy. For universal life (“UL”) products and investment-type products, DAC and VOBA are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC and VOBA are amortized using the present value of estimated assessments. The effect on the amortization of DAC and VOBA of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC and VOBA amortization. Conversely, an increase in expected gross profits or assessments would slow DAC and VOBA amortization. The effect on the DAC and VOBA assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in shareholders’ equity as of the balance sheet date.

A significant assumption in the amortization of DAC and VOBA on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC and VOBA amortization for the period. The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (7.3% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (13.3% net of product weighted average Separate Account fees) and 0.0% (-1.7% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC and VOBA amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC and VOBA amortization. At December 31, 2011, current projections of future average gross market returns assume a 0.0% annualized return for the next two quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in six quarters.

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

Other significant assumptions underlying gross profit estimates for UL and investment-type products relate to contract persistency and General Account investment spread.

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

MLOA issues or has issued certain variable annuity products with a guaranteed minimum death benefit (“GMDB”) feature. MLOA also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC and VOBA. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC and VOBA amortization. There can be no assurance that ultimate actual experience will not differ from management’s estimates.

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

The investment results of Separate Accounts, including unrealized gains (losses), on which MLOA does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the statements of earnings (loss). For 2011, 2010 and 2009, investment results of such Separate Accounts were gains (losses) of $(49) million, $247 million and $394 million, respectively.

Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.

MLOA reports the General Account’s interests in Separate Accounts as other invested assets in the balance sheets.

Other Accounting Policies

AXA Financial and certain of its consolidated subsidiaries, including MLOA, file a consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities classified as AFS; no equity securities were classified as AFS at December 31, 2011 and 2010.

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
December 31, 2011:
Fixed Maturities:
Corporate	$1,554	$147	$8	$1,693	$—
U.S. Treasury, government and agency	99	6	—	105	—
States and political subdivisions	21	1	—	22	—
Foreign governments	4	—	—	4	—
Commercial mortgage-backed	63	—	34	29	2
Residential mortgage-backed (1)	26	2	—	28	—
Asset-backed (2)	9	1	—	10	—
Redeemable preferred stock	81	—	5	76	—

Total at December 31, 2011	$1,857	$157	$47	$1,967	$2

December 31, 2010:
Fixed maturities:
Corporate	$1,522	$112	$5	$1,629	$—
U.S. Treasury, government and agency	87	1	—	88	—
States and political subdivisions	21	—	1	20	—
Foreign governments	4	—	—	4	—
Commercial mortgage-backed	68	—	32	36	3
Residential mortgage-backed (1)	33	2	—	35	—
Asset-backed (2)	10	1	—	11	—
Redeemable preferred stock	81	—	4	77	—

Total at December 31, 2010	$1,826	$116	$42	$1,900	$3

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2011 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at December 31, 2011

	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$74	$75
Due in years two through five	812	868
Due in years six through ten	653	726
Due after ten years	139	155

Subtotal	1,678	1,824
Commercial mortgage-backed securities	63	29
Residential mortgage-backed securities	26	28
Asset-backed securities	9	10

Total	$1,776	$1,891

MLOA recognized OTTI on AFS fixed maturities as follows:

	December 31,
	2011	2010	2009
	(In Millions)
Credit losses recognized in earnings (loss) (1)	$(2)	$(54)	$(53)
Non-credit losses recognized in OCI	—	(2)	—

Total OTTI	$(2)	$(56)	$(53)

(1)

During 2011, 2010 and 2009, respectively, included in credit losses recognized in earnings (loss) were OTTI of $0 million, $1 million and $0 million related to AFS fixed maturities as MLOA intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by MLOA at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities—Credit Loss Impairments

	2011	2010
	(In Millions)
Balances at January 1,	$(83)	$(54)
Previously recognized impairments on securities that matured, paid, prepaid or sold	11	25
Recognized impairments on securities impaired to fair value this period(1)	—	(1)
Impairments recognized this period on securities not previously impaired	(2)	(52)
Additional impairments this period on securities previously impaired	—	(1)
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—

Balances at December 31,	$(74)	$(83)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2011	2010
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(5)	$(3)
All other	115	77

Net Unrealized (Gains) Losses	$110	$74

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2011	$(3)	$—	$1	$(2)
Net investment gains (losses) arising during the period	(2)	—	—	(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—
Excluded from Net earnings (loss) (1)	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	1	—	1
Deferred income taxes	—	—	1	1

Balance, December 31, 2011	$(5)	$1	$2	$(2)

Balance, January 1, 2010	$—	$—	$—	$—
Net investment gains (losses) arising during the period	(2)	—	—	(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	1
Excluded from Net earnings (loss) (1)	(2)	—	—	(2)
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	—	—	—
Deferred income taxes	—	—	1	1
Policyholders liabilities	—	—	—	—

Balance, December 31, 2010	$(3)	$—	$1	$(2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC and VOBA	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2011	$77	$(6)	$(24)	$47
Net investment gains (losses) arising during the period	36	—	—	36
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	2	—	—	2
Excluded from Net earnings (loss) (1)	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(21)	—	(21)
Deferred income taxes	—	—	(7)	(7)

Balance, December 31, 2011	$115	$(27)	$(31)	$57

Balance, January 1, 2010	$(24)	$7	$6	$(11)
Net investment gains (losses) arising during the period	52	—	—	52
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	47	—	—	47
Excluded from Net earnings (loss) (1)	2	—	—	2
Impact of net unrealized investment gains (losses) on:
DAC and VOBA	—	(13)	—	(13)
Deferred income taxes	—	—	(30)	(30)
Policyholders liabilities	—	—	—	—

Balance, December 31, 2010	$77	$(6)	$(24)	$47

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 93 issues at December 31, 2011 and the 108 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
December 31, 2011
Fixed Maturities:
Corporate	$105	$(6)	$13	$(2)	$118	$(8)
U.S. Treasury, government and agency	—	—	—	—	—	—
States and political subdivisions
Foreign governments	—	—	2	—	2	—
Commercial mortgage-backed	1	(2)	27	(32)	28	(34)
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	—	—	—	—	—	—
Redeemable preferred stock	29	(2)	30	(3)	59	(5)

Total	$135	$(10)	$72	$(37)	$207	$(47)

December 31, 2010
Fixed Maturities:
Corporate	$87	$(3)	$30	$(2)	$117	$(5)
U.S. Treasury, government and agency	2	—	—	—	2	—
States and political subdivisions	19	(1)	—	—	19	(1)
Foreign governments	2	—	—	—	2	—
Commercial mortgage-backed	1	(1)	32	(31)	33	(32)
Residential mortgage-backed	—	—	—	—	—	—
Asset-backed	—	—	1	—	1	—
Redeemable preferred stock	—	—	70	(4)	70	(4)

Total	$111	$(5)	$133	$(37)	$244	$(42)

MLOA’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the shareholder’s equity of MLOA, other than securities of the U.S. government, U.S. government agencies and certain securities guaranteed by the U.S. government. MLOA maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.2% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2011 and 2010 were $27 million and $27 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2011 and 2010, respectively, approximately $150 million and $175 million, or 8.1% and 9.6%, of the $1,857 million and $1,826 million aggregate amortized cost of fixed maturities held by MLOA were considered to be other than investment grade. These securities had net unrealized losses of $35 million and $30 million at December 31, 2011 and 2010, respectively.

MLOA does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. MLOA’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At December 31, 2011 and 2010, respectively, MLOA owned $4 million and $5 million in RMBS backed by subprime residential mortgage loans, and $0 million and $0 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $2 million.

Valuation Allowances for Mortgage Loans:

Allowances for credit losses for mortgage loans in 2011 are as follows:

	Commercial Mortgage Loans
	2011	2010	2009
	(In Millions)
Allowance for credit losses:
Beginning Balance, January 1,	$2	$2	$—
Charge-offs	—	—	—
Recoveries	—	—	—
Provision	1	—	2

Ending Balance, December 31,	$3	$2	$2

Ending Balance, December 31,:
Individually Evaluated for Impairment	$3	$2	$2

Collectively Evaluated for Impairment	$—	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—	$—

There were no allowances for credit losses for agricultural mortgage loans in 2011, 2010 and 2009.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at December 31, 2011 and 2010, respectively.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans (1)
0% - 50%	$5	$—	$17	$—	$1	$—	$23
50% - 70%	—	—	—	41	—	—	41
70% - 90%	—	—	—	6	—	—	6
90% plus	10	—	—	—	—	—	10

Total Commercial Mortgage Loans	$15	$—	$17	$47	$1	$—	$80

Agricultural Mortgage Loans (1)
0% - 50%	$1	$—	$5	$9	$1	$21	$37
50% - 70%	1	—	2	2	3	2	10
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$2	$—	$7	$11	$4	$23	$47

	Debt Service Coverage Ratio
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Total Mortgage Loans (1)
0% - 50%	$6	$—	$22	$9	$2	$21	$60
50% - 70%	1	—	2	43	3	2	51
70% - 90%	—	—	—	6	—	—	6
90% plus	10	—	—	—	—	—	10

Total Mortgage Loans	$17	$—	$24	$58	$5	$23	$127

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2010

	Debt Service Coverage Ratio
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans (1)
0%- 50%	$5	$—	$—	$—	$2	$—	$7
50% - 70%	—	—	30	7	4	—	41
70% - 90%	—	—	—	28	—	—	28
90% plus	10	—	—	—	—	—	10

Total Commercial Mortgage Loans	$15	$—	$30	$35	$6	$—	$86

Agricultural Mortgage Loans (1)
0% - 50%	$2	$—	$6	$7	$1	$25	$41
50% - 70%	1	—	1	5	4	5	16
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$3	$—	$7	$12	$5	$30	$57

Total Mortgage Loans (1)
0% - 50%	$7	$—	$6	$7	$3	$25	$48
50% - 70%	1	—	31	12	8	5	57
70% - 90%	—	—	—	28	—	—	28
90% plus	10	—	—	—	—	—	10

Total Mortgage Loans	$18	$—	$37	$47	$11	$30	$143

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2011 and 2010, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)
December 31, 2011
Commercial	$—	$—	$—	$—	$80	$80	$—
Agricultural	—	—	—	—	47	47	—

Total Mortgage Loans	$—	$—	$—	$—	$127	$127	$—

December 31, 2010
Commercial	$—	$—	$—	$—	$86	$86	$—
Agricultural	—	—	—	—	57	57	—

Total Mortgage Loans	$—	$—	$—	$—	$143	$143	$—

The following table provides information relating to impaired loans at December 31, 2011 and 2010, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized
(In Millions)
December 31, 2011
With no related allowance recorded:
Commercial mortgage loans—other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans—other	$10	$10	$(3)	$10	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$10	$10	$ (3)	$10	$—

December 31, 2010
With no related allowance recorded:
Commercial mortgage loans—other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans—other	$10	$10	$(2)	$10	$1
Agricultural mortgage loans	—	—	—	—	—

Total	$10	$10	$(2)	$10	$1

(1)	Represents a five-quarter average of recorded amortized cost.

Impaired mortgage loans along with the related investment valuation allowances at December 31, 2009 follow:

December 31,
2009
(In Millions)
Impaired mortgage loans with investment valuation allowances	$ 10
Impaired mortgage loans without investment valuation allowances	—

Recorded investment in impaired mortgage loans	10
Investment valuation allowances	(2)

Net Impaired Mortgage Loans	$8

During 2009, MLOA’s average recorded investment in impaired mortgage loans was $6 million. Interest income recognized on these impaired mortgage loans totaled $0 million for 2009.

Equity Investments

MLOA holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2011 and 2010 were $2 million and $2 million, respectively.

The following table presents MLOA’s investment in 2.6 million units in AllianceBernstein, an affiliate, which is included in Other invested assets:

	2011	2010
	(In Millions)
Balance at January 1,	$76	$79
Equity in net earnings (loss)	(2)	4
Impact of repurchase/issuance of AllianceBernstein Units	2	(2)
Dividends received	(4)	(5)

Balance at December 31,	$72	$76

4)	VALUE OF BUSINESS ACQUIRED

The following table presents MLOA’s VOBA asset at December 31, 2011 and 2010:

	Gross Carrying Amount	Accumulated Amortization and Other (1)	Net
	(In Millions)
VOBA
December 31, 2011	$416	$(319)	$97

December 31, 2010	$416	$(309)	$107

(1)	Includes reactivity to unrealized investment gains (losses) and impact of the December 31, 2005 modified coinsurance (“MODCO”) recapture.

For 2011, negative amortization expense related to VOBA was $10 million. For 2010 and 2009, amortization expense related to VOBA was $27 million and $17 million, respectively. VOBA amortization is estimated to range between $13 million and $7 million annually through 2016.

5)	FAIR VALUE DISCLOSURES

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

	Level 1	Level 2	Level 3	Total
	(In Millions)
December 31, 2011
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$—	$1,659	$34	$1,693
U.S. Treasury, government and agency	—	105	—	105
States and political subdivisions	—	22	—	22
Foreign governments	—	4	—	4
Commercial mortgage-backed	—	—	29	29
Residential mortgage-backed(1)	—	28	—	28
Asset-backed(2)	—	5	5	10
Redeemable preferred stock	19	57	—	76

Subtotal	19	1,880	68	1,967

Other equity investments	1	—	—	1
Cash equivalents	57	—	—	57
GMIB reinsurance contracts	—	—	9	9
Separate Accounts’ assets	1,589	15	—	1,604

Total Assets	$1,666	$1,895	$77	$3,638

December 31, 2010
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

In 2011, AFS fixed maturities with fair values of $5 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $22 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 4.0% of total equity at December 31, 2011.

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

The table below presents a reconciliation for all Level 3 assets at December 31, 2011 and 2010, respectively.

Level 3 Instruments

Fair Value Measurements

	Corporate	Commercial Mortgage- backed	Asset- backed	Redeemable Preferred Stock	GMIB Reinsurance Contracts
	(In Millions)

Balance, January 1, 2011	$19	$36	$5	$—	$2
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	—	(1)	—	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	—	—	7

Subtotal	—	(1)	—	—	7

Other comprehensive income (loss)	(2)	(3)	—	—	—
Purchases	—	—	—	—	—
Sales	(1)	(3)	—	—	—
Transfers into Level 3 (2)	22	—	—	—	—
Transfers out of Level 3 (2)	(4)	—	—	—	—

Balance, December 31, 2011 (1)	$34	$29	$5	$—	$9

Balance, January 1, 2010	$24	$63	$5	$6	$1
Total gains (losses), realized and unrealized included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—
Investment gains (losses), net	—	(53)	—	2	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	—	—	—

Subtotal	$—	$(53)	$—	$2	$—

Other comprehensive income (loss)	—	26	—	—	—
Purchases/issuances	4	—	—	—	1
Sales/settlements	(2)	—	—	(8)	—
Transfers into/out of Level 3 (2)	(7)	—	—	—	—

Balance, December 31, 2010 (1)	$19	$36	$5	$—	$2

(1)

There were no U.S. Treasury, government and agency; State and political subdivisions; Foreign government; Residential mortgage-backed securities; Other equity investments; Other invested assets or Separate Accounts’ assets classified as Level 3 at December 31, 2011 and 2010.

(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2011 and 2010 by category for Level 3 assets still held at December 31, 2011 and 2010, respectively.

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of Reinsurance Contracts	OCI
	(In Millions)
Level 3 Instruments
Full Year 2011
Still Held at December 31, 2011: (1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	—	—	—	(4)
Other fixed maturities, available-for-sale	—	—	—	(2)

Subtotal	$—	$—	$—	$(6)

GMIB reinsurance contracts	—	—	7	—

Total	$—	$—	$7	$(6)

Level 3 Instruments
Full Year 2010
Still Held at December 31, 2010: (1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Commercial mortgage-backed	—	—	—	26
Other fixed maturities, available-for-sale	—	—	—	—

Subtotal	$—	$—	$—	$26

GMIB reinsurance contracts	—	—	1	—

Total	$—	$—	$1	$26

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents and Separate Accounts’ assets at December 31, 2011 and 2010.

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3 and 5 are presented in the table below.

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)
Mortgage loans on real estate	$124	$130	$141	$146
Policyholders liabilities - Investment contracts	229	242	268	273

6)	GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts — GMDB and GMIB

MLOA has certain variable annuity contracts with GMDB and GMIB features-in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);
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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2009	$6	$3	$9
Paid guarantee benefits	(3)	—	(3)
Other changes in reserve	2	—	2

Balance at December 31, 2009	5	3	8
Paid guarantee benefits	(2)	—	(2)
Other changes in reserve	3	(1)	2

Balance at December 31, 2010	6	2	8
Paid guarantee benefits	(2)	—	(2)
Other changes in reserve	3	—	3

Balance at December 31, 2011	$7	$2	$9

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)
Balance at January 1, 2009	$3
Paid guarantee benefits	—
Other changes in reserve	—

Balance at December 31, 2009	3
Paid guarantee benefits	(1)
Other changes in reserve	1

Balance at December 31, 2010	3
Paid guarantee benefits	—
Other changes in reserve	1

Balance at December 31, 2011	$4

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up		Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$124	$180	$	N/A	$28	$332
Separate Accounts	$331	$422	$	N/A	$71	$824
Net amount at risk, gross	$6	$74	$	N/A	$23	$103
Net amount at risk, net of amounts reinsured	$6	$60	$	N/A	$1	$67
Average attained age of contractholders	65.5	65.6		N/A	65.1	65.5
Percentage of contractholders over age 70	24.3%	23.6%		N/A	21.5%	23.8%
Contractually specified interest rates	N/A	N/A		N/A	5.0%	5.0%

	Return of Premium	Ratchet	Roll-Up	Combo		Total
	(Dollars In Millions)
GMIB:
Account values invested in:
General Account	N/A	N/A	$28	$	N/A	$28
Separate Accounts	N/A	N/A	$70	$	N/A	$70
Net amount at risk, gross	N/A	N/A	$5	$	N/A	$5
Net amount at risk, net of amounts reinsured	N/A	N/A	$—	$	N/A	$—
Weighted average years remaining until annuitization	N/A	N/A	1.9		N/A	1.9
Contractually specified interest rates	N/A	N/A	5.0%		N/A	5.0%

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2011	2010
	(In Millions)
GMDB:
Equity	$685	$878
Fixed income	89	111
Balanced	16	18
Other	34	46

Total	$824	$1,053

GMIB:
Equity	$54	$73
Fixed income	12	15
Other	4	6

Total	$70	$94

C) Variable and Interest-Sensitive Life Insurance Policies — No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements. At both December 31, 2011 and 2010, MLOA had liabilities of $1 million for no lapse guarantees reflected in the General Account in future policy benefits and other policyholders’ liabilities.

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

Based on management’s estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2011 and 2010 were $9 million and $2 million, respectively. The increases (decreases) in estimated fair value were $7 million, $1 million and $(7) million for 2011, 2010 and 2009, respectively.

At December 31, 2011 and 2010, respectively, reinsurance recoverables related to insurance contracts amounted to $136 million and $139 million, of which $56 million in 2011 and $59 million in 2010 related to one specific reinsurer, which is rated AA- with the remainder of the reinsurers rated BBB and above or not rated. A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. MLOA evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

The following table summarizes the effect of reinsurance:

	2011	2010	2009
	(In Millions)
Direct premiums	$68	$66	$70
Assumed	2	2	1
Reinsurance ceded	(28)	(29)	(31)

Premiums	$42	$39	$40

Variable Life and Investment-type Product Policy Fee Income Ceded	$31	$31	$30

Policyholders’ Benefits Ceded	$39	$43	$29

8)	RELATED PARTY TRANSACTIONS

Under its service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreement are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $51 million, $47 million and $46 million for 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, respectively, MLOA reported an $11 million and $8 million payable to AXA Equitable in connection with its service agreement.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life in 2010 (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers. Beginning in 2008 AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable and MLOA on a one-year term basis. Premiums and experience refunds earned in 2011, 2010 and 2009 under this arrangement totaled approximately $2 million, $2 million and $1 million, respectively. Claims and expenses paid in 2011, 2010 and 2009 were $1 million, $2 million and $1 million, respectively.

MLOA cedes a portion of its life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis. Premiums paid in 2011, 2010 and 2009 to AXA Equitable totaled approximately $426,414, $395,877 and $365,339, respectively. Claims and expenses in 2011, 2010 and 2009 were $0, $894,972 and $(241,833), respectively.

As more fully described in Note 7, MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Financial (Bermuda) Ltd. MLOA reported $334,772, $361,422 and $417,046 of ceded premiums for 2011, 2010 and 2009, respectively.

In 2011, 2010 and 2009, respectively, MLOA paid AXA Distribution and its subsidiaries $36 million, $31 million and $27 million of commissions and fees for sales of insurance products. MLOA charged AXA Distribution’s subsidiaries $3 million, $3 million and $3 million, respectively, for their applicable share of operating expenses in 2011, 2010 and 2009, pursuant to the Agreements for Services.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements were $2 million, $2 million and $2 million for 2011, 2010 and 2009, respectively.

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

For 2011, 2010 and 2009, respectively, MLOA recognized compensation costs of $1 million, $3 million and $1 million, for share-based payment arrangements and $280,000, $431,000 and $410,000 related to employee stock options.

At December 31, 2011, approximately $203,000 of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by MLOA over a weighted average period of 1.6 years.

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee and financial professional of AXA for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff vesting period with exceptions for retirement, death, and disability. The grant date fair value of approximately 449,400 AXA Miles awarded to employees and financial professionals of AXA Financial’s subsidiaries was approximately $700,000, measured as the market equivalent of a vested AXA ordinary share. Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible. For 2011 and 2010, respectively, MLOA recognized compensation expense of approximately $53,000 and $113,000 in respect of this grant of AXA Miles. Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee and eligible financial professional will be considered for future award under terms then-to-be-determined and approved by the AXA Management Board.

10)	NET INVESTMENT INCOME (LOSS) AND INVESTMENT GAINS (LOSSES), NET

The following table breaks out Net investment income (loss) by asset category:

	2011	2010	2009
	(In Millions)
Fixed maturities	$102	$106	$107
Mortgage loans on real estate	10	10	12
Policy loans	8	8	8
Other equity investments	—	(1)	(1)

Gross investment income (loss)	120	123	126
Investment expenses	(4)	(4)	(4)

Net Investment Income (Loss)	$116	$119	$122

Investment gains (losses), net including changes in the valuation allowances are as follows:

	2011	2010	2009
	(In Millions)
Fixed maturities	$(2)	$(47)	$(50)
Impact of repurchase/issuance of AllianceBernstein Units	2	(2)	(4)
Mortgage loans on real estate	(1)	1	(2)

Investment Gains (Losses), Net	$(1)	$(48)	$(56)

There were no writedowns of mortgage loans on real estate and equity real estate for 2011, 2010 and 2009.

For 2011, 2010 and 2009, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $20 million, $88 million and $83 million. Gross gains of $1 million, $4 million and $20 million and gross losses of $1 million, $2 million and $18 million, were realized on these sales in 2011, 2010 and 2009, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for 2011, 2010 and 2009 amounted to $36 million, $98 million and $220 million, respectively.

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as AFS and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

The net unrealized investment gains (losses) included in the balance sheets as a component of AOCI and the changes for the corresponding years, follow:

	2011	2010	2009
	(In Millions)
Balance, beginning of year	$45	$(11)	$(119)
Changes in unrealized investment gains (losses)	36	98	220
Impact of unrealized investment gains (losses) attributable to:
DAC and VOBA	(20)	(13)	(54)
Deferred income taxes	(6)	(29)	(58)

Balance, End of Year	$55	45	(11)

Balance, end of period comprises:
Unrealized investment gains (losses) on fixed maturities	$110	74	(24)
Impact of unrealized investment gains (losses) attributable to:
DAC and VOBA	(26)	(6)	7
Deferred income taxes	(29)	(23)	6

Total	$55	$45	$(11)

11)	INCOME TAXES

A summary of the income tax (expense) benefits in the statements of earnings (loss) follows:

	2011	2010	2009
	(In Millions)
Income tax (expense) benefit:
Current (expense) benefit	$39	$(24)	$(1)
Deferred (expense) benefit	(34)	38	4

Total	$5	$14	$3

The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings (loss), before income taxes by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects are as follows:

	2011	2010	2009
	(In Millions)
Tax at statutory rate	$(22)	$13	$(1)
Dividends received deduction	2	1	4
Refund claim settlement	7	—	—
Low income housing credit	—	1	1
Valuation allowance	19	—	—
Other	(1)	(1)	(1)

Income Tax (Expense) Benefit	$5	$14	$3

The tax benefit for 2011 reflected a benefit in the amount of $19 million related to the determination that the valuation allowance previously established on deferred tax assets related to net operating loss carry forwards was no longer necessary and a $7 million benefit in settlement of refund claims for tax years 1994 - 1997.

The components of the net deferred income taxes are as follows:

	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(In Millions)
Reserves and reinsurance	$—	$33	$—	$30
DAC	—	46	—	31
VOBA	—	34	—	42
Investments	—	6	32	—
Goodwill and other intangible assets	—	7	—	9
NOL and credits	6	—	19	—
Valuation allowance	—	—	(19)	—
Other	5	—	5	—

Total	$11	$126	$37	$112

MLOA provides income taxes on the undistributed earnings related to its investment in AllianceBernstein units except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2011, $6 million of accumulated undistributed earnings related to its investment in AllianceBernstein units were permanently invested. At existing applicable income tax rates, additional taxes of approximately $2 million would need to be provided if such earnings were remitted.

At December 31, 2011 and 2010, respectively, the total amount of unrecognized tax benefits were $20 million and $18 million, all of which would affect the effective tax rate.

MLOA recognizes accrued interest and penalties related to unrecognized tax benefits in tax (expense) benefit. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2011 and 2010 were $3 million and $2 million, respectively. Tax (expense) benefit for 2011 reflected an expense of $1 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2011	2010	2009
	(In Millions)
Balance, beginning of year	$16	$15	$14
Additions for tax positions of prior years	1	1	1

Balance, End of Year	$17	$16	$15

IRS examinations for the MONY Companies from the date of its acquisition in 2004 through 2007 commenced in 2010. It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI for MLOA represents cumulative gains (losses) on investments that are not reflected in earnings (loss). The balances for the past three years follow:

	December 31,
	2011	2010	2009
	(In Millions)
Unrealized gains (losses) on investments	$55	$45	$(5)
Impact of implementing new accounting guidance, net of taxes	—	—	(6)

Total Accumulated Other Comprehensive Income (Loss)	$55	$45	$(11)

The components of OCI for the past three years follow:

	December 31,
	2011	2010	2009
	(In Millions)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$34	$51	$176
(Gains) losses reclassified into net earnings (loss) during the year	2	47	50

Net unrealized gains (losses) on investments	36	98	226
Adjustments for DAC and VOBA and deferred income tax (expense) benefit	(26)	(42)	(112)

Other Comprehensive Income (Loss)	$10	$56	$114

13)	LITIGATION

Insurance Litigation

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

Insurance Regulatory Matters

MLOA, along with other life insurance industry companies, has been the subject of various examinations regarding its unclaimed property and escheatment procedures. For example, MLOA has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. MLOA is cooperating with these inquiries. These inquiries have resulted in the payment of death benefits and changes to MLOA’s relevant procedures. MLOA expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments.

In addition to the matters descried above, a number of lawsuits, claims and assessments have been filed against life and health insurers in the jurisdictions in which MLOA does business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the matters have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. MLOA, like other life and health insurers, from time to time is involved in such proceedings. Some of these actions and proceedings filed against MLOA have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on MLOA’s financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

MLOA is restricted as to the amounts it may pay as dividends to MONY Life. Under Arizona Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholder not exceeding an amount calculated based on a statutory formula. For 2011, 2010 and 2009, MLOA’s statutory net income (loss) was $35 million, $(19) million and $11 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $225 million and $232 million at December 31, 2011 and 2010, respectively. There were no shareholder dividends paid to MONY Life by MLOA in 2011, 2010 and 2009.

At December 31, 2011, MLOA, in accordance with various government and state regulations, had $5 million of securities on deposit with such government or state agencies.

At December 31, 2011 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by the State of Arizona Insurance Department (the “AID”) and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2011.

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

15)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2011 and 2010 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)
2011
Total Revenues	$71	$69	$78	$67

Earnings (Loss) from Continuing Operations, Net of Income Taxes	$43	$5	$4	$17

Net Earnings (Loss)	$43	$5	$4	$17

2010
Total Revenues	$72	$74	$42	$49

Earnings (Loss) from Continuing Operations, Net of Income Taxes	$(5)	$6	$(13)	$(11)

Net Earnings (Loss)	$(5)	$6	$(13)	$(11)

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors and Shareholder of

MONY Life Insurance Company of America:

Our audits of the financial statements referred to in our report dated March 8, 2012 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

As discussed in Note 2 of the Notes to Financial Statements, the Company changed its method of accounting for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2012

MONY LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2011

Type of Investment	Cost (1)	Fair Value	Carrying Value
	(In Millions)
Fixed Maturities:
U.S. government, agencies and authorities	$99	$105	$105
State, municipalities and political subdivisions	21	22	22
Foreign governments	4	4	4
Public utilities	285	308	308
All other corporate bonds	1,367	1,452	1,452
Redeemable preferred stocks	81	76	76

Total fixed maturities	1,857	1,967	1,967

Mortgage loans on real estate	124	130	124
Other invested assets (2)	2	2	2
Policy loans	134	168	134

Total Investments	$2,117	$2,267	$2,227

(1)

Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

(2)	Other invested assets exclude a $72 million investment in units of AllianceBernstein L.P., a related party.

MONY LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE IV

REINSURANCE

AT AND FOR THE YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In Millions)
2011
Life Insurance In-force	$48,562	$16,467	$—	$32,095	—

Premiums:
Life insurance and annuities	$68	$28	$2	$42	4.8%
Accident and health	—	—	—	—

Total Premiums	$68	$28	$2	$42	4.8%

2010
Life Insurance In-force	$49,952	$18,284	$—	$31,668	—

Premiums:
Life insurance and annuities	$66	$29	$2	$39	5.1%
Accident and health	—	—	—	—

Total Premiums	$66	$29	$2	$39	5.1%

2009
Life Insurance In-force	$51,808	$19,451	$—	$32,357	—

Premiums:
Life insurance and annuities	$70	$31	$1	$40	1.8%
Accident and health	—	—	—	—

Total Premiums	$70	$31	$1	$40	1.8%

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of MONY Life Insurance Company of America (“MLOA”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the MLOA’s disclosure controls and procedures are effective.

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

MLOA’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 210 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that MLOA’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes to MLOA’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect MLOA’s internal control over financial reporting.

9A-1

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of MLOA are as follows:

Name	Age	Position
Mark Pearson	53	Chairman of the Board and Chief Executive Officer, Director
Andrew J. McMahon	44	President, Director
Henri de Castries	57	Director
Ramon de Oliveira	57	Director
Denis Duverne	58	Director
Charlynn Goins	69	Director
Danny L. Hale	67	Director
Anthony J. Hamilton	70	Director
Peter S. Kraus	59	Director
Lorie A. Slutsky	59	Director
Ezra Suleiman	70	Director
Richard C. Vaughan	62	Director
Richard S. Dziadzio	48	Senior Executive Vice President and Chief Financial Officer
Nick Lane	38	Senior Executive Vice President and President, Retirement Savings
Salvatore Piazzolla	59	Senior Executive Vice President, Head of Human Resources
Amy J. Radin	53	Senior Executive Vice President and Chief Marketing Officer
Richard V. Silver	56	Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer

BIOGRAPHIES

Mr. Pearson has been a Director of MLOA since January 2011 and has served as Chairman of the Board and Chief Executive Officer since February 2011. Mr. Pearson also serves as President and Chief Executive Officer of AXA Financial since February 2011 and as Chairman of the Board and Chief Executive Officer of AXA Equitable since February 2011. Mr. Pearson is also a member of the Management and Executive Committees at AXA. Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings (now AXA Asia Pacific Holdings) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants. Mr. Pearson is also a director of AXA Financial (since January 2011), MONY Life (since January 2011), AXA Equitable (since January 2011) and AllianceBernstein Corporation (since February 2011).

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Mr. McMahon has been a Director of MLOA since May 2011 and has served as President since January 2011. Prior thereto, Mr. McMahon served as Senior Executive Vice President and President, Financial Protection and Wealth Management of MLOA. Mr. McMahon also serves as Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Financial and as President of AXA Equitable. Mr. McMahon also served as President of AXA Financial on an interim basis for the period January 2011 through February 2011. Mr. McMahon has overall

10-1

responsibility for life insurance manufacturing, marketing, distribution, business management operations, and in-force management. He is also Chairman of AXA Advisors, LLC, the company’s broker/dealer and retail distribution channel since 2007. Before joining AXA Equitable in 2005, Mr. McMahon was a principal at McKinsey & Co. and served as a life insurance practice leader in North America. Prior to McKinsey & Co., Mr. McMahon spent several years in management positions with various business divisions of General Electric Company. Mr. McMahon is also a director of AXA Financial, MONY Life and AXA Equitable since May 2011.

Mr. McMahon brings to the Board extensive financial services and insurance industry experience and key strategic planning, leadership and sales skills developed as an executive at AXA Equitable, McKinsey & Co. and General Electric Company.

Mr. de Castries has been a Director of MLOA since July 2004. Mr. de Castries has also served as Chairman of the Board of AXA Financial since April 1998. Since April 2010, Mr. de Castries has been Chairman of the Board and Chief Executive Officer of AXA. Mr. de Castries served as the Chairman of the Management Board of AXA from May 2000 through April 2010. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is also a director of AXA Financial (since September 1993), MONY Life (since July 2004), AXA Equitable (since September 1993), AllianceBernstein Corporation (since October 1993) and various other subsidiaries and affiliates of the AXA Group.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Mr. de Oliveira has been a Director of MLOA since May 2011. Since April 2010, Mr. de Oliveira has been a member of AXA’s Board of Directors, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 and 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC, the Kauffman Foundation, Fonds de Dotation du Louvre, Tattinger-Kobrand, Quilvest SA and The Red Cross. Previously he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial, MONY Life and AXA Equitable since May 2011.

Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.

Mr. Duverne has been a Director of MLOA since July 2004. Since April 2010, Mr. Duverne has been the Deputy Chief Executive Officer of AXA, in charge of Finance, Strategy and Operations and a member of AXA’s Board of Directors. From January 2010 until April 2010, Mr. Duverne was AXA’s Management Board member in charge of Finance, Strategy and Operations. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Mr. Duverne is also a director of AXA Financial (since November 2003), MONY Life (since July 2004), AXA Equitable (since February 1998), AllianceBernstein Corporation (since February 1996) and various other subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has garnered throughout the years from the many key roles he has served for AXA. The Board also benefits from his invaluable perspective as director and Deputy Chief Executive Officer of AXA.

10-2

Ms. Goins has been a Director of MLOA since September 2006. Since December 2008, Ms. Goins has served as a Director of Federal National Mortgage Association Fannie Mae (“Fannie Mae”), where she serves on the Executive Committee and Nominating and Corporate Governance Committee (Chair). Since July 2008, she has also served as Chairman of the Board (Distribution Committee) of The New York Community Trust. Prior to being elected its Chairman, Ms. Goins served as Vice Chairman and a member of the Trust’s Distribution Committee. Previously, Ms. Goins served as Chairperson of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to September 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins is also a director of AXA Financial, MONY Life and AXA Equitable since September 2006.

Ms. Goins, who is an attorney, brings to the Board extensive experience in business, finance, regulatory and public policy matters. The Board also benefits from her perspective as a director of Fannie Mae and The New York Community Trust.

Mr. Hale has been a Director of MLOA since May 2010. From January 2003 to March 2008, Mr. Hale served as Senior Vice President and Chief Financial Officer of The Allstate Corporation. Prior to joining The Allstate Corporation in January 2003, he was Executive Vice President and Chief Financial Officer of the Promus Hotel Corporation until its acquisition by the Hilton Hotels Group in 1999. Prior to joining Promus Hotel Corporation, Mr. Hale was Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998. Mr. Hale joined insurer USF&G Corporation in 1991 as Executive Vice President of Diversified Insurance & Investment Operations. Prior thereto, Mr. Hale held various positions with each of Chase Manhattan Leasing and General Electric Company. Mr. Hale is also a director of AXA Financial, MONY Life and AXA Equitable since May 2010.

Mr. Hale brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer.

Mr. Hamilton has been a Director of MLOA since May 2006. Since April 2010, Mr. Hamilton has been a member of AXA’s Board of Directors, where he serves on the Audit Committee (Chair) and Compensation and Human Resources Committee. Prior thereto, he was a member of AXA’s Supervisory Board from January 1996 to April 2010. Mr. Hamilton is also a director of AXA Equity and Law plc since 1993 and its Non-executive Chairman since 1995 and a director of AXA UK plc since 1995 and its Non-executive Chairman since September 2000. Mr. Hamilton joined the investment bank Fox-Pitt, Kelton Limited (“FPK”) in 1978. He was a principal shareholder and served as executive chairman of FPK from 1994 until FPK was acquired by Swiss RE in March 1999. Mr. Hamilton retired from his executive responsibilities at FPK in 2004. Mr. Hamilton is currently a director of Tawa plc and is a former director of FPK; Pinault Printemps Redoute SA; Swiss Re Capital Markets Limited; CX Reinsurance; and Binley Limited. Mr. Hamilton is also a director of AXA Financial (since December 1995), MONY Life (since May 2006) and AXA Equitable (since May 2006).

Mr. Hamilton brings to the Board extensive financial services and insurance industry experience acquired through his years as a senior leader at FPK. The Board also benefits from his perspective as a director of Tawa plc and AXA and certain of its other subsidiaries.

Mr. Kraus has been a Director of MLOA since February 2009. Since December 2008, Mr. Kraus has served as Chairman of the Board of AllianceBernstein Corporation and Chief Executive Officer of AllianceBernstein Corporation, AllianceBernstein and AllianceBernstein Holding. From September 2008 through December 2008, Mr. Kraus served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. Mr. Kraus is a member of the Management and Executive Committees of AXA. Mr. Kraus is also a director of AXA Financial, MONY and AXA Equitable since February 2009.

Mr. Kraus brings to the Board extensive knowledge of the financial services industry and in-depth experience in the financial markets, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

10-3

Ms. Slutsky has been a Director of MLOA since September 2006. Since January 1990, Ms. Slutsky has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky is Secretary and a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. She also served on the Board of Directors of the Council on Foundations from 1989 to 1995 and as its Chair from 1992 to 1994. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997. Ms. Slutsky is also a director of AXA Financial, MONY Life and AXA Equitable (since September 2006) and AllianceBernstein Corporation (since July 2002).

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Mr. Suleiman has been a Director of MLOA since May 2006. Mr. Suleiman was a member of AXA’s Board of Directors from April 2010 to April 2011, where he served on the Audit Committee and Ethics and Governance Committee. Prior thereto, he was a member of AXA’s Supervisory Board from April 2003 to April 2010. Mr. Suleiman is currently the IBM Professor of International Studies at Princeton University and has been a Professor of Politics at Princeton University since 1979. Mr. Suleiman is currently a member of the Board of Directors of Suez Environnement, where he serves on the Audit and Financial Statements Committee (Chair) and the Appointments and Compensation Committee. He is also the President of the Advisory Board of Institut Montaigne; and member of the Editorial Board of Comparative Politics; a member of the Editorial Committees of La Revue des Deux Mondes, Politique Américaine and Questions Internationales; and a member of the Council on Foreign Relations (New York) and HEC International Advisory Board. Mr. Suleiman is also a director of AXA Financial, MONY Life and AXA Equitable since May 2006.

Mr. Suleiman brings to the Board key leadership and analytical skills from his positions in academia. The Board also benefits from his perspective as a director of Suez Environnement and as a former director of AXA.

Mr. Vaughan has been a Director of MLOA since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Audit Committee (Chair), Compensation and Governance Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial, MONY and AXA Equitable since May 2010.

Mr. Vaughan brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer. The Board also benefits from his perspective as a director of MBIA, Inc. and as a former director to other public companies.

Mr. Dziadzio joined AXA Financial Group in July 2004 and has served as Senior Executive Vice President and Chief Financial Officer of MLOA and AXA Equitable since January 2010 and of AXA Financial since May 2010. Mr. Dziadzio was elected Executive Vice President and Chief Financial Officer of AXA Financial, AXA Equitable and MLOA in January 2007. Prior thereto, Mr. Dziadzio held various financial positions within AXA Financial Group. Before joining AXA Financial Group, Mr. Dziadzio held various positions with subsidiaries and affiliates of the AXA Group, which he originally joined in 1994 as a senior analyst in the corporate finance department. In 1997, he was promoted to corporate finance officer, handling corporate finance activities for the group in insurance and asset management in the U.S. and U.K. In 1998, Mr. Dziadzio became head of finance and administration for AXA Real Estate Investment Managers. From February 2001 to June 2004, he was responsible for business support and development for AXA Financial, AllianceBernstein and AXA IM. Mr. Dziadzio is a member of the Board of Directors of AllianceBernstein Corporation (since May 2007).

10-4

Mr. Lane rejoined AXA Financial Group in February 2011 as Senior Executive Vice President and President, Retirement Savings of AXA Financial, AXA Equitable and MLOA. Mr. Lane has overall responsibility for annuity product manufacturing, service delivery, marketing, in-force management and wholesale distribution. Mr. Lane rejoined AXA Financial Group from AXA, where he served as head of AXA Group Strategy since 2008. Prior to joining AXA Group in 2008, he was a director of AXA Advisors LLC and a director and Vice Chairman of AXA Network LLC, AXA Financial Group’s retail broker dealer and insurance general agency, respectively. Prior to joining AXA Financial Group, he was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co. Prior thereto, Mr. Lane served as a captain in the U.S. Marine Corps.

Mr. Piazzolla joined AXA Financial Group in March 2011 and currently as Senior Executive Vice President and Head of Human Resources for AXA Financial, AXA Equitable and MLOA. Mr. Piazzolla is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards. Prior to joining AXA Financial Group, Mr. Piazzolla was Senior Executive Vice President, Head of Human Resources at UniCredit Group, where he was responsible for all aspects of human resources management, including leadership development, learning and industrial relations. Before joining UniCredit Group in 2005, he held various human resources senior management positions in the United States and abroad at General Electric Company, Pepsi Cola International and S.C. Johnson Wax.

Ms. Radin joined AXA Financial Group in February 2012 as Senior Executive Vice President and Chief Marketing Officer of MLOA, AXA Equitable and AXA Financial. Ms. Radin is responsible for building the Company’s brand around the customer experience – both internally and externally. She partners with the Financial Protection & Wealth Management and Retirement Savings marketing teams to develop and implement marketing strategies aimed at growing the business and building brand awareness in targeted customer segments using a variety of media. Prior to joining AXA Financial Group, Ms. Radin was Executive Vice President and Chief Innovation Officer at E*TRADE, where she was responsible for identifying trends and opportunities in the financial services industry and for developing new sources of growth through broader and deeper relationships. Before joining E*TRADE in 2010, Ms. Radin served in several senior management positions at Reader’s Digest Association, Dime Bancorp, Citigroup and American Express.

Mr. Silver joined AXA Financial Group in 1986 and has been Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer of MLOA and AXA Equitable since January 2010 and of AXA Financial since May 2010. Mr. Silver oversees the Funds Management Group, Information Technology, the Strategic Initiatives Group and the Law Department. From 1991 through 1994, he was President and Chief Operating Officer of AXA Advisors. Mr. Silver returned to the Law Department in 1995 and held a series of management positions, becoming General Counsel of MLOA and AXA Equitable in 1999 and Executive Vice President and General Counsel of AXA Financial in 2001.

CORPORATE GOVERNANCE

Board of Directors

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, and Investment Committees, each of which is described in further detail below. Of the Directors, only Mr. de Oliveira attended fewer than 75% of the aggregate of all Board and committee meetings to which he was entitled to attend in 2011.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. de Castries, Mr. Duverne, Mr. Hamilton and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of the Company between meetings of the Board with the exceptions set forth in the Company’s By-Laws. The Executive Committee held no meetings in 2011.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Mr. Hale and Mr. Suleiman. The primary purposes of the Audit Committee are to: (i) provide oversight in connection with (1) management’s conduct of the Company’s financial reporting process, (2) management’s development and

10-5

maintenance of systems of internal accounting and financial controls, (3) the performance of MLOA’s internal audit function and (4) the work of the outside auditor engaged for purposes of the annual audit of MLOA’s financial statements; (ii) approve (1) the appointment, compensation and retention of the outside auditor and (2) the audit and non-audit services to be performed by the outside auditor and (iii) resolve any disagreement between management and the outside auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan and Hale is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met eight times in 2011.

The Investment Committee of the Board (“Investment Committee”) is currently comprised of Mr. Hamilton (Chair), Mr. de Castries, Mr. Hale, Mr. McMahon and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of the Company by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met four times in 2011.

Independence of Certain Directors

Although not subject to the independence standards of the New York Stock Exchange, as a best practice we have applied the independence standards required for listed companies of the New York Stock Exchange to the current members of the Board of Directors. Applying these standards, the Board of Directors has determined that Mr. de Oliveira, Ms. Goins, Mr. Hale, Mr. Hamilton, Ms. Slutsky, Mr. Suleiman and Mr. Vaughan are independent.

Code of Ethics

All of our officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are subject to the Policy Statement on Ethics (the “Code”), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on our website at www.axa-equitable.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to our chief executive officer, chief financial officer and chief accounting officer by posting such information on our website at the above address. To date, there have been no such amendments or waivers.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

10-6

Part III, Item 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an overview of the goals and principal components of our executive compensation program and describe how we determine the compensation of our “Named Executive Officers.” For 2011, our Named Executive Officers were:

•	Mark Pearson, Chairman and Chief Executive Officer

•	Richard S. Dziadzio, Senior Executive Vice President and Chief Financial Officer

•	Salvatore F. Piazzolla, Senior Executive Vice President

•	Andrew McMahon, President

•	Richard V. Silver, Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer (retiring effective May 1, 2012)

•	Nick Lane, Senior Executive Vice President and President, Retirement Savings since February 2011

•	Jamie Shepherdson, Senior Executive Vice President and President, Retirement Savings through January 2011 (retired)

The details of each Named Executive Officer’s compensation may be found in the Summary Compensation Table and other compensation tables included in this Item 11.

Note: Executive officers of MLOA are employees of AXA Equitable Life Insurance Company (“AXA Equitable”) and receive no compensation directly from MLOA. Rather, a portion of their compensation from AXA Equitable is allocated to MLOA under the Amended Services Agreement between AXA Equitable and MLOA, effective as of February 1, 2005 (the “Services Agreement”). As a result, the compensation discussion set forth below represents the compensation decisions of AXA Equitable.

Compensation Philosophy and Strategy

Overview

The overriding goal of AXA Equitable’s executive compensation program is to attract, retain and motivate top-performing executive officers who will dedicate themselves to the long-term financial and operational success of AXA Equitable and its parent, AXA Financial, Inc. To this end, AXA Equitable has structured the program to foster a pay-for-performance management culture by:

•

providing total compensation opportunities that are competitive with the levels of total compensation available at the large diversified financial services companies with which AXA Equitable most directly competes in the marketplace;

•

making performance-based variable compensation the principal component of executive pay to drive superior performance by basing executive officers’ financial success on the financial and operational success of AXA Financial Group’s insurance-related businesses (“AXA Financial Life and Savings Operations”);

•

setting performance metrics and objectives for variable compensation arrangements that reward executives for attaining both annual targets and medium-range and long-term business objectives, thereby providing individual executives with the opportunity to earn above-average compensation by achieving above-average results;

•

establishing equity-based arrangements that align executives’ financial interests with those of our ultimate parent and shareholder, AXA, by ensuring executives have a material financial stake in the rising equity value of AXA and the business success of its affiliates; and

•	structuring compensation packages and outcomes to foster internal equity.

11-1

Compensation Components

To support this pay-for-performance strategy, AXA Equitable’s total compensation program provides a mix of fixed and variable compensation components that bases the majority of each executive’s compensation on AXA Equitable’s success and on an assessment of each executive’s overall contribution to that success.

Fixed Component

The fixed compensation component of AXA Equitable’s total compensation program, base salary, falls within the market median of the large financial services companies that are major competitors and is meant to fairly and competitively compensate executives for their positions and the scope of their responsibilities.

Variable Components

The variable compensation components of AXA Equitable’s total compensation program, the short-term incentive compensation program and the equity-based awards, give executives the opportunity to receive compensation that is above the market average offered by competitors by succeeding at various corporate and individual financial and operational performance objectives. The variable compensation components measure and reward performance with short-term, medium-term and long-term focuses.

The short-term incentive compensation program focuses executives on annual corporate and business unit goals that, when attained, drive global success over the long-term. It also serves as the primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership.

Equity-based awards are structured to reward both medium-term and long-term value creation. Performance unit awards serve as a medium range incentive, with three-year vesting schedules and payouts in cash. Stock options, on the other hand, are intended to focus executives on a longer time horizon. Stock options are typically granted with vesting schedules of four years and terms of 10 years so that they effectively merge a substantial portion of each executive’s compensation with the long-term financial success of AXA. AXA Equitable is confident that such a direct alignment of the long-term interests of executives with those of AXA, combined with the vesting terms of such awards, promotes executive retention, focuses executives on gearing their performances to long-term value-creation strategies and discourages excessive short-term risk-taking.

How Compensation Decisions Are Made

Role of the AXA Board of Directors

The global framework governing the executive compensation policies for AXA Group and its U.S. subsidiaries, including AXA Equitable, is set and administered at the AXA level through the operations of AXA’s Board of Directors. The AXA Board of Directors (i) oversees the activities of AXA, (ii) reviews the compensation policies that apply to executives of AXA Group worldwide, which are then adapted to local law, conditions and practices by the boards of directors and compensation committees of AXA’s subsidiaries, and (iii) sets annual caps on equity-based awards and reviews and approves all AXA equity-based compensation programs prior to their implementation, which it does in accordance with French laws that govern equity-based compensation.

The Compensation and Human Resources Committee of the AXA Board of Directors is responsible for reviewing the compensation of key executives of the AXA Group, including Mr. Pearson. The Compensation and Human Resources Committee also recommends to the AXA Board of Directors the amount of equity-based awards to be granted to the members of the Management Committee, an internal committee established to assist the Chief Executive Officer of AXA with the operational management of the AXA Group. Mr. Pearson is a member of the Management Committee. As of April 27, 2011, the Compensation and Human Resources Committee was composed entirely of directors who were determined to be independent by the AXA Board of Directors in accordance with the criteria set forth in the AFEP/MEDEF Code (a code of corporate governance principles issued by the French Association of Private Companies (Association Française des Entreprises Privées -AFEP) and the French Confederation of Business Enterprises (Mouvement des Entreprises de France - MEDEF)).

11-2

Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Equitable falls to the Organization and Compensation Committee (the “OCC”) of the Board of Directors of AXA Equitable (the “Board of Directors”). The OCC consists of three members, all of whom were determined to be independent directors by the Board of Directors under New York Stock Exchange standards as of February 9, 2012. In implementing AXA’s global compensation program at the entity level, the OCC is aided by the Chairman and Chief Executive Officer of AXA who, while not a formal member of the OCC, is a member of the Board of Directors and participates in the OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.

The OCC is primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Equitable and its subsidiaries to ensure they support AXA Equitable’s business strategy and meet the objectives set by AXA for its global compensation policy. In particular, the OCC of AXA Equitable is responsible for:

•	evaluating the performance of the Named Executive Officers and recommending to the Board of Directors their compensation, including their salaries and variable compensation;
•	supervising the policies relating to compensation of officers and employees; and
•	reviewing corporate goals and objectives included in variable compensation arrangements and evaluating senior management performance in light of those goals and objectives.

Following its review and discussion, the OCC submits its compensation recommendations to the Board of Directors for its discussion and approval. Pursuant to the provisions of the New York Insurance Law, the Board of AXA Equitable must approve the compensation of all principal officers of AXA Equitable and comparably paid employees. As of February 9, 2012, all of the Named Executive Officers were principal officers or comparably paid employees with the exception of Mr. Lane and Mr. Shepherdson.

Role of the Chief Executive Officer

AXA Equitable’s Chief Executive Officer assists the OCC in its review of the total compensation of all the Named Executive Officers except himself. He provides the OCC with his assessment of their performances relative to the corporate and individual goals and other expectations set for them for the preceding year. He then provides his recommendations for each Named Executive Officer’s total compensation and the appropriate goals for each in the year to come. However, the OCC is not bound by his recommendations.

Other than the Chief Executive Officer, no Named Executive Officer plays a role in determining the compensation of any other Named Executive Officer.

Role of AXA Equitable Human Resources

AXA Equitable Human Resources supports the OCC’s work on executive compensation matters, being responsible for many of the organizational and administrative tasks that underlie the compensation review and determination process and making presentations on various topics. Human Resources’ efforts include, among other things:

•	suggesting appropriate peer groups for the approval of the OCC, and updating existing selections;

•	evaluating the compensation data from peer groups, national executive pay surveys and other sources for the Named Executive Officers and other officers as appropriate;

•	gathering and correlating performance ratings and reviews for individual executive officers, including the Named Executive Officers;

11-3

•	reviewing executive compensation recommendations against appropriate market data and for internal consistency and equity; and

•	reporting to, and answering requests for information from, the OCC.

Human Resources officers also coordinate and share information with their counterparts at our ultimate parent company, AXA, and take part in its annual comprehensive review of the total compensation of executive officers, as described below in the section entitled “Executive Compensation Review.”

Role of Compensation Consultant

Towers Watson has been retained by AXA Equitable to serve as an executive compensation consultant. Towers Watson provides various services including advising senior management on various issues relating to executive compensation practices and providing market information and analysis regarding the competitiveness of the total compensation program.

During 2011, Towers Watson performed the following specific services for AXA Equitable:

•	prepared a comparative review of the total compensation of Mr. Pearson against that received by chief executive officers at peer companies;

•	provided periodic updates on legal, accounting and other developments and trends affecting compensation and benefits generally and executive compensation specifically;

•

offered competitive review of total compensation (including base, salary, targeted and actual annual incentives, annualized value of long-term incentives, welfare or retirement benefits) against selected peer companies, covering specific groups of executive positions; and

•	assisted in analyzing general reports published by third party national compensation consultants on corporate compensation and benefits.

The senior management of Human Resources of AXA Equitable has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement upon 30 days’ written notice to Towers Watson. The total amount of fees paid to Tower Watson by AXA Equitable in 2011 was approximately $176,697 for both executive compensation consulting and support for a performance review system. AXA Equitable also paid fees to Towers Watson for actuarial services unrelated to its compensation programs.

Use Of Competitive Compensation Data

Because AXA Equitable competes most directly for executive talent with other large diversified financial services companies, AXA Equitable regards it as essential to regularly review the competitiveness of its total compensation program for executives to ensure that it is providing compensation opportunities that compare favorably with the levels of total compensation offered to similarly situated executives by peer companies. AXA Equitable uses a variety of sources of compensation information to benchmark the competitive market for executives, including the Named Executive Officers.

For certain of Named Executive Officers, AXA Equitable’s primary sources are compensation data compiled from peer groups of business competitors, with different sources used for different officers depending on the availability of relevant data.

11-4

Mr. Pearson

Mr. Pearson’s peer group currently includes the following companies:

AFLAC	MetLife, Inc.
Ameriprise	Principal Financial Group, Inc.
Genworth Financial	Prudential Financial, Inc.
Hartford Financial Services	Sun Life Financial
Lincoln National Corp.

Mr. Pearson’s compensation is compared to two groups of executives within the peer group as follows:

•

CEO Peer Group: This group includes the CEOs of the companies in the peer group. A discount is applied to the data to reflect the subsidiary status of AXA Equitable. Specifically, a 15% discount is applied to cash compensation, a 30% discount is applied to long-term incentive compensation and a 20% discount is applied to total compensation; and

•	President/Division CEOs: This group includes the “seconds” of the companies in the peer group or Presidents and CEOs of their subsidiaries. There is no discount applied to this group.

Other Named Executive Officers

For Mr. McMahon, Mr. Silver, Mr. Dziadzio and Mr. Piazzolla, AXA Equitable currently relies primarily on the Tower Watson U.S. Diversified Insurance Study of Executive Compensation (“Towers Watson DIS”) for information to compare their total compensation to the total compensation reported for multi-line business executives, top legal executives, top financial executives and top human resources executives, respectively, paid by peer groups of companies that included:

Aegon USA	ING	Phoenix Companies
AFLAC	John Hancock	Principal Financial Group, Inc.
AIG, Inc.	Lincoln National Corp.	Prudential Financial, Inc.
Allstate	Massachusetts Mutual	Securian Financial
American United Life	MetLife, Inc.	Sun Life Financial
CIGNA	Nationwide	Thrivent Financial
CNO Financial	New York Life, Inc.	TIAA-CREF
Genworth Financial	Northwestern Mutual	Unum Group
Guardian Life	Pacific Life, Inc.	USAA
Hartford Financial Services

For Mr. Lane, AXA Equitable also relies primarily on the Towers Watson DIS for information to compare his total compensation to the total compensation reported for a combination (weighted equally) of the multi-line business executives and top individual annuity line executives.

Other Compensation Data Sources

AXA Equitable supplements the above U.S. compensation data sources with additional information from general surveys of corporate compensation and benefits published by various national compensation consulting firms. It also participates in surveys conducted by Mercer, McLagan Partners, Towers Watson and LOMA Executive Survey to benchmark both executive and non-executive compensation programs.

All these information sources are employed to measure and compare actual pay levels not only on an aggregate, total compensation basis but by breaking down the total compensation program component by component to review and compare specific compensation elements as well as the particular mixes of fixed versus variable, short-term versus long-term and cash versus equity-based compensation at peer companies. This information, as collected and reviewed by Human Resources, is submitted to the OCC for review and discussion.

11-5

Pricing Philosophy

AXA Equitable designs its compensation practices with the aid of the market data to target the compensation of each Named Executive Officer at the median for the fixed component of compensation and at the 50th to 75th percentiles for total compensation with respect to the pay for comparable positions at the appropriate peer group. The analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies. Differences in the amounts of total compensation for Named Executive Officers in 2011 resulted chiefly from differences in each executive’s level of responsibilities, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

Executive Compensation Review

In addition to the foregoing processes, each year AXA Human Resources conducts a comprehensive review of the total compensation paid to the top approximately 300 executives of AXA Group worldwide, including all the Named Executive Officers except Mr. Pearson since members of AXA’s Management Committee are reviewed separately by the Compensation and Human Resources Committee of the AXA Board of Directors. The Chairman and Chief Executive Officer of AXA and the Deputy Chief Executive Officer of AXA participate in this review which focuses on the executives’ performance over the last year and the decisions made about their compensation in light of those performances. The Chief Executive Officer of AXA Equitable and AXA Equitable Human Resources participate in the portion of the review relating to AXA Equitable executives.

Components Of The Total Rewards For Executive Officers

The Total Rewards Program for the Named Executive Officers consists of six components. These components include the three components of the total compensation program (i.e., base salary, short-term incentive compensation and equity-based awards) as well as: (i) retirement, health and other benefit programs, (ii) severance and change-in-control benefits and (iii) perquisites.

Base Salary

The primary purpose of base salary is to compensate each Named Executive Officer fairly based on the position held, the Named Executive Officer’s career experience, the scope of the position’s responsibilities and the Named Executive Officer’s own performance, all of which are reviewed with the aid of market survey data. Using this data, AXA Equitable maintains a 50th percentile pricing philosophy, comparing base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise (for example, Mr. Piazzolla’s initial base salary was set at a higher level to match his compensation at his prior employer and to include an additional amount in lieu of providing Mr. Piazzolla with a housing allowance). Base salaries for the Named Executive Officers usually do not increase, except to reflect a change in job responsibility.

Mr. Pearson is the only Named Executive Officer with an employment agreement. Under this agreement, Mr. Pearson’s employment will continue until he is age 65 unless the employment agreement is terminated earlier by either party on 30 days’ prior written notice. Mr. Pearson is entitled to a minimum rate of base salary of $1,150,000 per year, except that his rate of base salary may be decreased in the case of across-the-board salary reductions similarly affecting all officers with the title of Executive Vice President or higher. In setting Mr. Pearson’s base salary, AXA Equitable included an additional amount in lieu of providing Mr. Pearson with a housing allowance.

In 2011, none of the Named Executive Officers, except Mr. McMahon, received an increase in their annual rate of base salary. Mr. McMahon received an increase of $100,000 to reflect his promotion to President.

The base salaries earned by the Named Executive Officers in 2011 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

Short-Term Incentive Compensation Program

Annual variable cash awards for the Named Executive Officers are available under The AXA Equitable Short-Term Incentive Compensation Program for Senior Officers (the “STIC Program”).

11-6

The purpose of the STIC Program is to:

•	align incentive awards with the company’s strategic objectives and reward employees based on both company and individual performance;
•	enhance the performance assessment process with a focus on accountability;
•	establish greater compensation differentiation based on performance;
•	provide competitive total compensation opportunities; and
•	attract, motivate and retain top performers.

The STIC Program awards are typically made in February each year, following review of each participant’s performance and achievements over the course of the preceding fiscal year. Awards can vary from year to year, and differ by participant, depending on the business and operational results of AXA Group and AXA Financial Life and Savings Operations, as measured by the performance objectives under the STIC Program and certain qualitative measures as well as the participant’s individual contributions to those results. No individual is guaranteed any award under the STIC Program, except for certain limited guarantees for new hires (including, for 2011, Mr. Pearson as described below).

Individual Targets

Initially, individual target awards are assigned to each STIC Program participant based on evaluations of competitive market data for his or her position. These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the participant’s responsibilities or a proven and sustained change in the market compensation for the position. For 2011, Mr. Pearson had a guaranteed minimum target of 170% of his base salary pursuant to his employment agreement.

STIC Program Pool

All the money available to pay STIC Program awards comes from, and is limited by, a cash pool (the “STIC Pool”) from which the awards of all the participants under the STIC Program are paid. The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all STIC Program participants for the year is multiplied by a funding percentage (the “Funding Percentage”). The Funding Percentage is initially based on a performance percentage that measures the combined performance of AXA Group and AXA Financial Life and Savings Operations against certain financial and other targets (the “Performance Percentage”). The performance of the Investment Management segment of AXA Equitable is not considered for this purpose since it reports the business of AllianceBernstein, the officers of which do not participate in the STIC Program. AllianceBernstein maintains separate compensation plans and programs.

After the Performance Percentage is determined, it may be adjusted positively or negatively by the Chairman and Chief Executive Officer of AXA, as described below, to arrive at the Funding Percentage.

Performance Percentage

The performances of AXA Group and AXA Financial Life and Savings Operations are given different weightings when determining the Performance Percentage. For each 2011 STIC Program participant, including all the Named Executive Officers except Mr. Pearson, the performances of AXA Group and AXA Financial Life and Savings Operations were weighted 10% for AXA Group’s performance and 90% for AXA Financial Life and Savings Operations. For Mr. Pearson, the weightings were 30% and 70%, respectively, to reflect his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee.

Various performance objectives are established for each of AXA Group and AXA Financial Life and Savings Operations, and a target is set for each one. Each performance objective is separately subject to a 150% cap and 50% cliff. For example, if a particular performance objective is weighted 15% for AXA Financial Life and Savings Operations, 15% will be added to the overall performance percentage for AXA Financial Life and Savings Operations if that target is met, regardless of AXA Financial Life and Savings Operations’ performance on its other objectives. If the target for that performance objective is exceeded, the amount added to the overall performance percentage for AXA Financial Life and

11-7

Savings Operations will be increased up to a maximum of 22.5% (150% x 15%). If the target for the performance objective is not met, the amount added to the performance percentage will be decreased down to a threshold of 7.5% (50% x 15%). If performance is below the threshold, 0% will be added to AXA Financial Life and Savings Operations’ overall performance percentage.

AXA Financial Life and Savings Operations - The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial Life and Savings Operations in 2011, along with their relative weighting. The performance objectives for AXA Financial Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

AXA Financial Life and Savings Operations Performance Objectives	Weighting	Target(1)
Underlying earnings(2)	50.0%	715
Economic expenses(3)	15.0%	1,474
Operating return on European embedded value(4)	20.0%	10.6%
Customer Centricity(5)
Customer Scope	10.0%	81.0%
Brand Preference	5.0%	34.0%

(1)	The numbers for underlying earnings and economic expenses are in millions of U.S. dollars.

(2)

“Underlying earnings” means net income excluding net realized capital gains (losses), goodwill and related intangibles, profit and loss on financial assets under the fair value option, derivatives and exceptional operations. Underlying earnings is measured using International Financial Reporting Standards (“IFRS”) since AXA uses IFRS as its principal method of accounting.

(3)	“Economic expenses” means various controllable expenses as determined by AXA.

(4)

“Operating return on European embedded value” means the growth of European embedded value over the course of a year (including the impact of: (a) differences in operational experience from expected, (b) assumption changes and (c) the value of business added during the year) as a percentage of European embedded value at the beginning of the year. “European embedded value” is the expected future profits generated from the assets and liabilities of all in-force business in today’s dollars.

(5)

“Customer Centricity” is comprised of two components — Customer Scope and Brand Preference. Generally, Customer Scope measures customers’ overall satisfaction with AXA Equitable and Brand Preference measures customers’ intention to buy additional products from AXA Equitable based on a weighted average of the percentage of favorable responses received for certain customer survey questions.

Since the performance objectives are meant to cover only the key performance indicators for a year, there are generally no more than five objectives. The performance objectives are determined based on AXA’s strategy and focus and may change from year to year as different metrics may become more relevant. For example, the weighting of customer centricity has increased over the last few years as AXA Group has developed a global strategy of becoming more customer-focused. Underlying earnings is generally the most highly weighted performance objective since AXA Equitable believes that underlying earnings is the strongest indicator of performance for a year and should be the dominant metric to determine an executive’s annual incentive income. Operating return on European embedded value is included to establish focus not only on new business value, but also value generated from in-force business.

AXA Group - While the performance objectives for AXA Financial Life and Savings Operations reflect the key performance indicators at an operating company level, the performance objectives for AXA Group reflect the key financial metrics driving shareholder value as recognized by the financial markets. For example, return on equity is used in place of operating return on European embedded value to put a greater focus on capital. Also, underlying earnings per share is used in lieu of underlying earnings since it is a critical measure of value to AXA Group’s shareholders.

11-8

The following grid presents the targets for each of AXA Group’s performance objectives in 2011, along with their relative weighting:

AXA Group Performance Objectives	Weighting	Target
Underlying earnings per share	65.0%	1.65 euro/share
Return on equity(1)	20.0%	18.0%
Customer Scope(2)	15.0%	79.2%

(1)

“Return on equity” means the ratio of the change in available financial resources for a year to the average short-term economic capital. Short-term economic capital measures the portion of the available financial resources that could be lost in a year if a 1 in 200 year “shock” were to occur.

(2)	“Customer Scope” for AXA Group represents the combined Customer Scope results for AXA affiliates worldwide.

Adjustment by AXA Group Chief Executive Officer

As stated above, the Performance Percentage may be adjusted by AXA’s Chairman and Chief Executive Officer to arrive at the Funding Percentage. This adjustment reflects AXA Equitable’s performance against other qualitative goals set by AXA at the beginning of the year and may increase or decrease the Performance Percentage by 15.0%, subject to an overall cap of 150.0% for the Funding Percentage. For 2011, these other qualitative goals included a wide range of customer centricity, employee engagement and other major strategic initiatives set at the beginning of the year. With respect to 2011, AXA’s Chairman and Chief Executive Officer made a positive adjustment based on his subjective evaluation of AXA Equitable’s performance for 2011, taking into account various accomplishments such as the development and communication of a number of differentiating proof points and value propositions for targeted customer segments, the continued deployment of the company’s employee innovation award program with a 20% increase in applications and the roll-out of the company’s Noble Purpose initiative.

Individual Determinations

Once the STIC Pool is determined, it is allocated to participants in the STIC Program based on their individual performance and demonstrated leadership behaviors. As stated above, no participant is guaranteed his or her target award or any award under the STIC Program except for certain limited guarantees for new hires (including, in 2011, Mr. Pearson as described below). This section describes how the amounts of the STIC Program awards for the Named Executive Officers were determined.

The OCC reviewed the performance of each Named Executive Officer during 2011. Based on its subjective determination of each Named Executive Officer’s performance, the OCC made its recommendations as to the STIC Program award for each Named Executive Officer to the AXA Equitable Board of Directors who approved the final award amounts. In making its recommendations, the OCC took into account the factors that it deemed relevant, including the following accomplishments achieved in 2011 and the Funding Percentage. The accomplishments included:

•

AXA Equitable continued to execute its program to offer a more balanced and diversified product portfolio, resulting in a significant portion of first year premiums and deposits coming from new and innovative products, allowing it to drive profitable growth while managing risk;

•	AXA Equitable continued efforts to reduce volatility and exposure on certain in-force business;
•	AXA Equitable achieved $160 million of annualized savings;
•	AXA Equitable experienced improved results in 2011 customer satisfaction surveys and was selected as a DALBAR 2011 Annuity Service Award winner;
•	AXA Equitable hired a significant amount of new financial professionals through its 2011 recruiting initiatives; and
•	AXA Equitable continued its work in transforming its culture and increasing employee engagement.

11-9

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at recommended STIC Program award for each of the Named Executive Officers.

Pursuant to his employment agreement, Mr. Pearson was eligible to receive a guaranteed award of no less than $1,773,216 under the STIC Program for 2011 and a target STIC opportunity for 2011 of no less than 170% of his base salary.

In addition to his STIC Program award for 2011, Mr. Piazzolla received a sign-on bonus of $150,000 in April 2011. The bonus is subject to recoupment in the event Mr. Piazzolla’s employment with AXA Equitable is terminated for any reason (other than death or job elimination) prior to one full year of employment.

The STIC Program awards earned by the Named Executive Officers in 2011 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

Equity-Based Awards

Annual equity-based awards for AXA Equitable officers, including the Named Executive Officers, are available under the umbrella of AXA’s global equity program. The value of the equity-based awards is linked to the performance of AXA’s stock.

The purpose of the equity-based awards is to:

•	align strategic interests of participants with those of our ultimate parent and shareholder, AXA;
•	provide competitive total compensation opportunities;
•	focus on achievement of medium-range and long-term strategic business objectives; and
•	attract, motivate and retain top performers.

Each year, AXA Equitable’s OCC submits to the AXA Board of Directors recommendations with respect to equity-based awards for officers, including the Named Executive Officers. The AXA Board of Directors approves individual grants as it deems appropriate.

Every proposed grant under AXA’s global equity program involves a mix of two equity-based components: (1) AXA ordinary share options and (2) AXA performance units. U.S. employees are granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”).

Both the Stock Option Plan and the Performance Unit Plan are subject to the oversight of the AXA Board of Directors, which is authorized to approve all stock option and performance unit programs within AXA Group prior to their implementation within the global cap for grants authorized by AXA’s shareholders. The AXA Board of Directors is also responsible for setting the size of the equity pool each year, after considering the amounts authorized by shareholders for stock options (AXA’s shareholders authorize a global cap for option awards every 3 to 4 years) and the recommendations of chief executive officers or boards of directors of affiliates worldwide on the number of option and performance unit grants for the year. The pools are allocated annually among AXA Group affiliates based on each affiliate’s contribution to AXA Group’s financial results during the preceding year.

The AXA Board of Directors sets the mix of performance units and stock option for individual grants, which is standardized through AXA Group worldwide. Since 2004 there has been an increasing reliance on performance units over stock options in equity-based awards since performance units avoid the dilutive effects that accompany grants of stock options. The mix between performance units and stock options is generally more heavily weighted toward performance units at the junior officer levels. For senior and executive officer grants, the proportion of stock options rises since stock options are a long-term award and AXA believes that senior officers should have more of a long-term focus.

Equity-based awards are granted using dollar values. These dollar values are converted into euros using the U.S. dollar to euro exchange rate at the time of grant. The resulting euro grant value is then allocated between stock options and

11-10

performance units in accordance with the mix determined by the AXA Board of Directors. The number of stock options is then determined by dividing the portion of the euro grant value allocated to the options by the value of one stock option at the grant date as determined using a Black-Scholes pricing methodology. The number of performance units is then determined by dividing the portion of the euro grant value allocated to the performance units by the value of one performance unit. For this purpose, the value of a performance unit is deemed to be equal to 2.5 times the value of a stock option at the grant date. Note that the stock option and performance unit values used in determining the amount of a grant are based on assumptions which differ from the assumptions used in determining an option’s or performance unit’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

2011 Grants of Equity-Based Awards

On March 18, 2011, stock option and performance unit grants were made to the Named Executive Officers by the AXA Board of Directors based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his current position, a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data,” and the recommendations of the AXA Equitable OCC.

Mr. Pearson was granted an equity-based award comprised of 55% stock options and 45% performance units. The number of stock options awarded was 137,500 and the number of performance units awarded was 45,000.

For the other Named Executive Officers, the equity-based award was comprised of 45.0% stock options and 55.0% performance units. The amounts were as follows: Mr. Dziadzio received 53,698 stock options and 26,252 performance units. Mr. Piazzolla received 27,968 stock options and 13,673 performance units. Mr. McMahon received 100,684 stock options and 49,223 performance units. Mr. Silver received 53,698 stock options and 26,252 performance units. Mr. Lane received 33,561 stock options and 16,407 performance units. Mr. Shepherdson did not receive a grant due to his retirement.

Stock Options

The stock options granted to the Named Executive Officers on March 18, 2011 have a 10-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant, provided that the last third will be exercisable from March 18, 2015 only if the AXA ordinary share performs at least as well as the DowJones Europe Stoxx Insurance Index, over a specified period (this performance condition applies to all of Mr. Pearson’s options). The exercise price for the options is 14.73 euro, which was the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding March 18, 2011.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Silver will retire, these stock options will not be forfeited due to any service condition.

Performance Units

The performance units granted to the Named Executive Officers on March 18, 2011 have a cliff vesting schedule of three years and will be settled in cash.

A performance unit is a “phantom” share of AXA stock that, once earned and vested, provides the right to a payment equal to the value of an AXA share at the time of payment. Performance units are granted unearned. Under the 2011 Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period starting on January 1, 2011 and ending on December 31, 2012 by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period. If no dividend is paid by AXA for fiscal year 2011 or fiscal year 2012, the percentage will be divided in half.

11-11

Performance Objectives - AXA and AXA Financial Life and Savings Operations each have their own performance objectives under the 2011 Performance Unit Plan, with AXA Group’s performance over the two-year performance period counting for one-third and AXA Financial Life and Savings Operations’ performance over the same period counting for two-thirds toward the final determination of how many performance units a participant has earned. If performance targets are met, 100% of the performance units initially granted are earned. Performance that exceeds the targets results in increases in the number of units earned, subject to a cap of 130% of the initial number of units. Performance that falls short of targets results in a decrease in the number of units earned with a possible forfeiture of all units. Since AXA uses IFRS as its principal method of accounting, the performance objectives are measured using IFRS. Accordingly, the performance objectives are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

For performance units granted under the 2011 Performance Unit Plan, the performance objectives are:

AXA Group (1/3 weight)	AXA Financial Life and Savings Operations (2/3 weight)
• Net Income Per Share	• Net Income(1) (weighted 50%)
• Underlying Earnings (weighted 50%)

(1)	Net income means net income as determined under IFRS.

For AXA Group, net income per share is the key performance objective since it is aligned with shareholder dividends and provides differentiation from the STIC Program performance objectives. For AXA Financial Life and Savings Operations, underlying earnings is included as a performance objective since it measures operating performance.

Payout - The settlement of 2011 performance units will be made in cash on March 18, 2014 or on the immediately following day that is a business day if March 18, 2014 is not a business day. The units will be valued based on the average closing price of the AXA ordinary share on Euronext Paris SA during the last 20 trading days immediately preceding the settlement date and converted to U.S. dollars using the euro to U.S. dollar exchange rate as published by the European Central Bank (or equivalent institution in the absence thereof) on the trading day immediately preceding the settlement date.

The 2011 Performance Unit Plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the end of the vesting period. Accordingly, Mr. Silver will receive a payout under this plan even though he will retire prior to the end of the vesting period.

Payout of 2009 Performance Units in 2011

In 2011, the Named Executive Officers with the exception of Mr. Piazzolla and Mr. Lane received a payout under AXA’s 2009 Performance Unit Plan. The payout of the units was 70% in cash and 30% in restricted AXA ordinary shares that are non-transferable for a period of two years, except in the case of termination of employment.

The 2009 Performance Unit Plan was similar to the 2011 Performance Unit Plan except that: (a) it had a vesting schedule of two years, with one hundred percent of the grant vesting on the second anniversary of the grant date, (b) the number of units earned was not determined at the end of a two-year performance period - rather, one-half of the units could be earned in each of 2010 and 2011; and (c) it had different performance objectives. For AXA, the performance objectives for the 2009 Performance Unit Plan included underlying earnings (60% weighting), P&C revenue (15% weighting) and new business value (25% weighting). For AXA Financial Life and Savings Operations, the performance objectives included underlying earnings (60% weighting) and new business value (40% weighting). AXA Group’s performance for each year of the performance period counted for one-third and AXA Financial Life and Savings Operations’ performance for each year of the performance period counted for two-thirds toward the final determination of how many performance units were earned each year. The performance percentage that was ultimately achieved under the plan was 94.4%.

Payout of 2007 AXA Miles Program in 2011

In 2007, eligible AXA Group employees worldwide were each granted 50 AXA miles. AXA miles were “phantom” shares of AXA stock that converted to actual AXA ordinary shares at the end of a four-year vesting period in June 2011. Each of

11-12

Mr. Pearson and Mr. Lane received 50 AXA miles in 2007 and a payout of 52 AXA ordinary shares in 2011 (the number of AXA miles was adjusted to reflect a capital increase in 2009).

Detailed information on the stock option and performance unit grants for each of the Named Executive Officers in 2011 is reported in the 2011 Grants of Plan-Based Awards Table included in this Item 11.

Other Compensation and Benefits

AXA Equitable believes a comprehensive benefits program that offers long-term financial support and security for all employees plays a critical role in attracting high caliber executives and encouraging their long-term service. Accordingly, it offers our employees, including the Named Executive Officers, a benefits program that includes group health and disability coverage, group life insurance and various deferred compensation and retirement benefits.

AXA Equitable reviews the program from time to time to ensure that the benefits it provides continue to serve business objectives and remain cost-effective and competitive with the programs offered by other diversified financial services companies.

Tax-Qualified Retirement Plans

The following tax-qualified retirement plans are offered to eligible employees, including the Named Executive Officers:

AXA Equitable 401(k) Plan (the “401(k) Plan”). AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan with a cash or deferred arrangement, for its eligible employees, including the Named Executive Officers. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to a percentage of annual eligible compensation as defined in the plan. Before-tax and Roth 401(k) contributions are subject to contribution limits ($16,500 in 2011 and $17,000 in 2012) and compensation limits ($245,000 in 2011 and $250,000 in 2012) imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Prior to February 10, 2012, eligible employees received a matching contribution for their before-tax and Roth 401(k) contributions on a dollar for dollar basis up to three percent of the participant’s annual eligible compensation. Company matching contributions were subject to a three-year cliff-vesting schedule. On February 10, 2012, the matching contribution was replaced with a discretionary profit sharing contribution opportunity. The discretionary profit sharing contribution for a calendar year will be based on company performance for that year and will range from 0% to 4% of eligible compensation. Any contribution for a calendar year is expected to be made in the first quarter of the following year.

AXA Equitable Retirement Plan (the “Retirement Plan”). AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan, for its eligible employees, including the Named Executive Officers. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits, and benefits upon termination of employment for vested participants. It has a three-year cliff-vesting schedule.

The Retirement Plan currently provides a cash balance benefit whereby AXA Equitable establishes a notional account in the name of each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base. Eligible compensation is subject to limits imposed by the Code ($245,000 in 2011 and $250,000 in 2012). In addition, the notional account is credited with deemed interest credits. The rate of interest is determined annually and is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. The rate was 4.0% for 2011. The 4% floor will be removed for any pay credits earned on or after April 1, 2012.

For certain grandfathered participants, the Retirement Plan provides benefits under a formula based on final average pay, estimated Social Security benefits and service.

For additional information on retirement plan benefits for the Named Executive Officers, see the Pension Benefits Table included in this Item 11.

11-13

Nonqualified Retirement Plans

AXA Equitable Excess Retirement Plan (the “Excess Plan”). AXA Equitable sponsors the Excess Plan which allows eligible employees, including the Named Executive Officers, to earn retirement benefits in excess of what is permitted under the Code. Specifically, the Retirement Plan is subject to rules under the Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the plan and the amount of benefits that such plans may pay annually. The Excess Plan permits participants, including the Named Executive Officers, to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. AXA Equitable believes the Excess Plan is an important component of competitive market-based compensation in both its peer group and generally.

Nonqualified Deferred Compensation Plan

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”). AXA Equitable sponsors the Post-2004 Plan which allows eligible employees to defer the receipt of compensation. The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range of nominal investments according to which their accounts rise or decline. Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment. AXA Equitable believes that compensation deferral is a cost-effective method of enhancing the savings of executives.

For additional information on these plan benefits for the Named Executive Officers, see the Nonqualified Deferred Compensation Table included in this Item 11.

Financial Protection

The AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”). AXA Equitable sponsors the ESB Plan which offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus higher of most recent short-term incentive compensation award and the average of the three highest short-term incentive compensation awards) and offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

Severance Arrangements

The AXA Equitable Severance Benefit Plan (the “Severance Plan”). AXA Equitable sponsors the Severance Plan to provide severance benefits to eligible employees whose jobs are eliminated for specific defined reasons. The Severance Plan generally bases severance payments to eligible employees on length of service or salary. Payments are capped at 52 weeks’ of salary or, in some cases, $300,000. To obtain benefits under the Severance Plan, participants must execute a general release and waiver of claims against AXA Equitable and affiliates.

The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”). AXA Equitable sponsors the Supplemental Severance Plan for officers at the level of Executive Vice President or above. The Supplemental Severance Plan is intended solely to supplement, and is not duplicative of, any severance benefits for which an executive may be eligible under the Severance Plan. The Supplemental Severance Plan provides that eligible executives will receive, among other benefits:

•	Severance payments equal to 52 weeks’ of salary, reduced by any severance payments for which the executive may be eligible under the Severance Plan;
•	Additional severance payments equal to the greater of:
•	The most recent short-term incentive compensation award paid to the executive;
•	The average of the three most recent short-term incentive compensation awards paid to the executive; and

11-14

•	The annual target short-term incentive compensation award for the executive for the year in which he or she receives notice of job elimination; and
•

A lump sum payment equal to the sum of: (a) the executive’s short-term incentive compensation for the year in which the executive receives notice of job elimination, pro-rated based on the number of the executive’s full calendar months of service in that year and (b) $40,000.

Mr. Pearson’s Employment Agreement. Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is terminated by AXA Equitable prior to his age 65 other than for cause, excessive absenteeism or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination, (iii) excess pension plan accruals on the severance pay, (iv) continued participation in the ESB Plan for an additional year following termination and (v) access to the company medical plans at Mr. Pearson’s or his spouse’s sole expense for two years from the date of termination. For this purpose, “good reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a dimunition of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met.

Change in Control Arrangements

AXA Equitable believes that it is important to provide our employees with a level of protection to reduce anxiety that may accompany a change in control. Accordingly, change in control benefits are provided for stock options, restricted stock and performance units.

For stock options granted to employees in 2005 or later and all stock options granted to Mr. Dziadzio and Mr. Pearson, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. For stock options granted to employees prior to 2005 other than Mr. Dziadzio and Mr. Pearson and restricted stock, each stock option will, at the discretion of the Organization and Compensation Committee of the AXA Financial Board of Directors (the “AXA Financial OCC”), either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that: (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2011 and 2010 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units on the settlement date.

11-15

Perquisites

Named Executive Officers are provided with certain perquisites. Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use and repatriation costs. In 2011, the company also paid for Mr. Pearson’s attorney fees related to the negotiation of his employment contract and Mr. Pearson’s gym membership. Each of the Named Executive Officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on private aircraft flights otherwise being taken for business reasons. Also, Mr. McMahon and Mr. Lane are each permitted to use a corporate membership in a country club for personal purposes and, in 2011, the company paid for various relocation costs for Mr. Pearson and Mr. Piazzolla.

In addition to the above, the Named Executive Officers receive excess liability insurance coverage, annual health exams and financial planning and tax preparation services. All the Named Executive Officers also receive tax gross-up payments in respect of their transportation, excess liability insurance coverage and financial planning and tax preparation benefits. Additional tax gross-ups were paid in 2011 for Mr. Pearson’s and Mr. Piazzolla’s relocation costs, Mr. Pearson’s gym membership and Mr. Pearson’s attorney fees.

The incremental costs of perquisites for the Named Executive Officers during 2011 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 11.

Other Compensation Policies

Clawbacks

In the event an individual’s employment is terminated for cause, all stock options and restricted stock awards held by the individual are forfeited as of the date of termination. In addition, if an individual retires and induces others to leave the employment of an AXA affiliate, misuses confidential information learned while in the employ of AXA affiliate or otherwise acts in a manner that is substantially detrimental to the business or reputation of any AXA affiliate, all outstanding stock options held by the individual will be forfeited.

Share Ownership Policy

In September 2006, AXA Financial Group approved stock ownership guidelines for senior officers of AXA Equitable including the Named Executive Officers. The stock ownership requirements are expressed as a multiple of base salary, with the chief executive officer required to own stock valued at five times his base salary, executive vice presidents required to own stock equal to three times their base salary and senior vice presidents required to own stock one and one half times their base salary. The requirement can be satisfied by owning AXA ordinary shares or AXA ADRs, including AXA ADRs held in accounts under the 401(k) plan, vested restricted stock units held in the deferred compensation plan and earned performance units. Senior officers were given a five-year compliance window.

In September 2010, the OCCs suspended the compliance window until 2015 due to stock price decline, and because AXA’s delisting of its ADRs and deregistration from the SEC decreased the number of vehicles available for the officers to meet their obligations.

Derivatives Trading and Hedging Policies

AXA Equitable’s reputation for integrity and high ethical standards in the conduct of its affairs is of paramount importance to it. To preserve this reputation, all employees, including the Named Executive Officers, are subject to the AXA Financial Insider Trading Policy. This policy prohibits, among other items, all short sales of securities of AXA and its publicly-traded subsidiaries and any hedging of equity compensation awards (including stock option, performance unit, restricted stock or similar awards) or the securities underlying those awards. Members of AXA’s Management Committee must pre-clear with the AXA Group General Counsel any derivatives transactions with respect to AXA securities and/or the securities of other AXA Group publicly-traded subsidiaries (including AllianceBernstein).

11-16

Impact of Tax Policies

Code Section 162(m) limits tax deductions relating to executive compensation of certain executives of publicly held companies. Because neither AXA Financial nor any of its subsidiaries within the Insurance Segment, including AXA Equitable and MLOA, is deemed to be publicly held for purposes of Code Section 162(m), these limitations are not applicable to the executive compensation program described above.

COMPENSATION COMMITTEE REPORT

Not applicable.

CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION

AXA Equitable considered whether its compensation practices are reasonably likely to have a material adverse effect on AXA Equitable and determined that they do not. When conducting its analysis, AXA Equitable considered that the programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. AXA Equitable also considered that its general risk management controls preclude decision-makers from taking excessive risk to achieve targets under the compensation plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Not applicable.

11-17

SUMMARY COMPENSATION TABLE

The following table presents the compensation of our Named Executive Officers for services performed for MLOA for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, allocated to MLOA in a manner consistent with the allocation of compensation expenses under the Services Agreement. The compensation reported includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance unit, restricted stock and stock option grants. The performance units, restricted stock and stock options may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “total compensation” as described in the Compensation Discussion and Analysis.

Name	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Compensation(5)	Change in Pension Value and Nonqualified Deferred Comp- ensation Earnings(6)	All Other Comp- ensation(7)	Total

Mark Pearson	2011	$39,800	$69,155	$34,742	$13,336	$1,747	$6,378	$10,663	$175,822
Chairman and Chief Executive Officer

Dziadzio, Richard	2011	$19,448		$20,268	$5,208	$37,050	$24,418	$1,584	$107,976
Senior Executive Vice President and Chief Financial Officer	2010	$18,999		$17,852	$6,371	$46,410	$14,197	$1,565	$105,394
	2009	$15,349		$7,274	$77,324	$42,900	$175,990	$34,927	$353,763

McMahon, Andrew	2011	$22,888		$38,003	$9,765	$59,670	$23,778	$3,145	$157,250
President	2010	$18,999		$34,297	$8,760	$78,000	$12,626	$2,784	$155,466
	2009	$15,349		$7,274	$3,016	$62,400	$6,415	$2,625	$97,078

Silver, Richard	2011	$19,448		$20,268	$5,208	$37,440	$36,457	$2,067	$120,888
Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer	2010	$18,999		$17,852	$6,371	$46,410	$27,914	$2,165	$119,711
	2009	$15,349		$7,274	$3,016	$42,900	$15,140	$1,854	$85,532

Piazzolla, Salvatore	2011	$29,012	$5,850	$10,556	$2,713	$25,350	$3,960	$9,255	$86,697
Senior Executive Vice President and Chief of Human Resources

Lane, Nicholas	2011	$16,838		$12,667	$3,255	$21,060	$9,575	$2,086	$65,480
Senior Executive Vice President and President, Retirement Savings

Shepherdson, James	2011	$1,885		$0	$0	$5,687	$53,157	$86,550	$147,280
Former Senior Executive Vice President and President, Retirement Savings	2010	$22,888		$55,736	$5,973	$66,788	$46,916	$3,271	$201,572
	2009	$19,186		$23,004	$2,827	$121,039	$32,542	$2,971	$201,570

(1)	Mr. Pearson’s salary was paid from his hire date of February 17, 2011 to December 31, 2011. Mr. Piazzolla’s salary was paid from his hire date of March 4, 2011 to December 31, 2011.

(2)

For Mr. Pearson, this amount represents the guaranteed portion of his 2011 non-equity incentive compensation. For Mr. Piazzolla, this amount represents a sign-on bonus that he received in April 2011. The bonus is subject to recoupment in the event Mr. Piazzolla’s employment is terminated for any reason (other than death or job elimination) prior to one full year of employment.

11-18

(3)

The amounts reported in this column represent the aggregate grant date fair value of performance units and restricted stock awarded in each year in accordance with US GAAP accounting guidance. The 2011 performance unit grants were valued at target which represents the probable outcome at grant date. A maximum payout for the performance unit grants would result in values of: Pearson $45,165, Dziadzio $26,348, Piazzolla $13,723, McMahon $49,404, Silver $26,348, Lane $16,467.

(4)	The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with US GAAP accounting guidance.

(5)

The amounts reported for 2011 are the awards paid in February 2012 to each of the Named Executive Officers based on their 2011 performance. The amounts reported for 2010 are the awards paid in February 2011 for 2010 performance. The amounts reported for 2009 are the awards paid in February 2010 for 2009 performance. For Mr. Pearson, this amount represents the non-guaranteed portion of his 2011 non-equity incentive compensation.

(6)

The amounts reported represent the change in the actuarial present value of accumulated pension benefits for each Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2009, 2010 or 2011.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Transport (a)	Excess Liability Insurance(b)	Financial Advice(c)	Tax Gross Ups(d)	Life Insurance Premiums(e)	Other Perquisites/ Benefits(f)	Total
Pearson, Mark	2011	$ 235	$ 180	$ 835	$ 4,949	$ -	$ 4,463	$ 10,663
Dziadzio, Richard	2011	$ -	$ 68	$ 590	$ 640	$ -	$ 287	$ 1,584
McMahon, Andrew	2011	$ 409	$ 68	$ 590	$ 1,138	$ 599	$ 342	$ 3,145
Silver, Richard	2011	$ -	$ 68	$ 590	$ 548	$ 575	$ 287	$ 2,067
Piazzolla, Salvatore	2011	$ 3	$ 68	$ 835	$ 3,744	$ 158	$ 4,448	$ 9,255
Lane, Nicholas	2011	$ 13	$ 68	$ 835	$ 762	$ 54	$ 353	$ 2,086
Shepherdson, James	2011	$ 5	$ -	$ -	$ 4	$ 2,439	$ 84,102	$ 86,550

(a)

Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2011 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. The other Named Executive Officers may use cars and drivers for personal matters from time to time. The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver.

(b)	The company pays the premiums for excess liability insurance coverage for each of the Named Executive Officers.

(c)

The company pays for financial planning and tax preparation services for each of the Named Executive Officers. For 2011, additional start-up fees were incurred for Mr. Pearson, Mr. Piazzolla and Mr. Lane since it was their first year using such services.

(d)

The company pays for tax gross-ups related to the transport, excess liability insurance and financial planning and tax preparation services for each of the Named Executive Officers. In addition, Mr. Pearson received tax gross-ups related to his gym membership, his attorney fees related to the negotiation of his employment agreement, his relocation costs and his imputed income related to having a guest accompany him on private aircraft flights. Also, Mr. McMahon received a tax gross-up related to having a guest accompany him on private aircraft flights and Mr. Piazzolla received a tax gross-up related to his relocation costs.

(e)

This column shows the cost of life insurance coverage provided to the Named Executive Officers under the AXA Equitable Executive Survivor Benefits Plan less the amount of any contributions made by the Named Executive Officers. For this purpose, the cost of the life insurance coverage was determined by multiplying the amount of coverage by the actual policy cost of insurance rates.

11-19

(f)

For all of the Named Executive Officers except Mr. Shepherdson, this column includes the amount of employer matching contributions received by each Named Executive Officer under the AXA Equitable 401(k) Plan, the cost of any executive physical examination received by a Named Executive Officer and a $100 incentive received by Named Executive Officers who completed a health risk assessment in connection with the company’s wellness program. For Mr. Pearson, this column also includes the cost of his gym membership, the cost of his attorney fees related to the negotiation of his employment agreement. For both Mr. Pearson and Mr. Piazzolla, this column also includes certain relocation costs. For Mr. Lane, this column also includes the value of his personal use of a company membership in a country club. For Mr. Shepherdson, this column includes amounts received under a consulting agreement and a pay-out of unused vacation days.

2011 GRANTS OF PLAN-BASED AWARDS

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table allocated to MLOA in a manner consistent with the allocation of compensation expenses under the Services Agreement. This table includes both equity and non-equity awards granted during 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(3)	Closing Market Price on Date of Grant(4)	Grant Date Fair Value of Stock and Option Awards(5)

		Thre- shold	Target	Max- imum	Thre- shold	Target	Max- imum

Pearson, Mark		$69,155	$76,245	N/A
	03/18/2011				-	5,363	5,363		0	$20.63	$19.80	$13,336
	03/18/2011				-	1,755	2,282					$34,742

Dziadzio, Richard		$0	$46,800	N/A		-	-
	03/18/2011				-	698	698	-	1,396	$20.63	$19.80	$5,208
	03/18/2011				-	1,024	1,331					$20,268

McMahon, Andrew		$0	$70,200	N/A		-	-
	03/18/2011				-	1,309	1,309	-	2,618	$20.63	$19.80	$9,765
	03/18/2011				-	1,920	2,496					$38,003

Silver, Richard		$0	$46,800	N/A		-	-
	03/18/2011				-	698	698	-	1,396	$20.63	$19.80	$5,208
	03/18/2011				-	1,024	1,331					$20,268

Piazzolla, Salvatore		$0	$26,000	N/A		-	-
	03/18/2011				-	364	364	-	727	$20.63	$19.80	$2,713
	03/18/2011				-	533	693					$10,556

Lane, Nicholas			$17,550	N/A		-	-
	03/18/2011				-	436	436	-	873	$20.63	$19.80	$3,255
	03/18/2011				-	640	832					$12,667

Shepherdson, James		N/A	N/A	N/A		N/A	N/A		N/A	N/A	N/A	N/A

(1)

The target column shows the target award for 2011 for each Named Executive Officer under the AXA Equitable 2011 Short-Term Incentive Compensation Plan for Senior Officers assuming the plan was fully funded. Mr. Piazzolla’s target was pro-rated based on his hire date of March 4, 2011. There is no minimum or maximum award for any participant in this plan except that Mr. Pearson’s employment agreement guaranteed him a minimum award for 2011. The actual 2011 awards granted to the Named Executive Officers except for Mr. Pearson are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table. Mr. Pearson’s actual 2011 award is the total of the amounts listed in the Bonus and Non-Equity Incentive Compensation column of the Summary Compensation Table.

(2)

The second row for each Named Executive Officer shows the stock options granted under The AXA Stock Option Plan for AXA Financial Employees and Associates on March 18, 2011. Except for those awarded to Mr. Pearson, these stock options have a ten-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third is subject to a performance condition requiring the AXA ordinary share to perform at least as well as the DowJones Europe Stoxx Insurance Index over a specified period. This performance condition applies to all of Mr. Pearson’s options. The third row for each Named Executive Officer shows the performance units granted under the 2011 AXA Performance Unit Plan on March 18, 2011. These performance units have a cliff vesting schedule of three years. Performance units are granted unearned. Under the 2011 AXA Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period (the “Performance Factor”).

11-20

(3)

The exercise price for the stock options granted on March 18, 2011 is equal to the average of the closing prices for the AXA ordinary share on Euronext Paris over the 20 trading days immediately preceding March 18, 2011. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 17, 2011.

(4)

The closing market price on the date of grant was determined by converting the closing AXA ordinary share price on Euronext Paris on March 18, 2011 to U.S. dollars using the euro to U.S. dollar exchange rate on March 18, 2011.

(5)	The amounts in this column represent the aggregate grant date fair value of stock options and performance units granted in 2011 in accordance with US GAAP accounting guidance.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2011

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2011, allocated in a manner consistent with the allocation of compensation expenses to MLOA under the Services Agreement. The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Pearson, Mark	123			$17.33	02/27/12			2,527	$32,847
	246			$11.37	03/14/13
	249			$20.50	03/26/14
	225			$25.57	03/29/15
	199			$33.57	03/31/16
	229		115	$44.60	05/10/17
	229		115	$33.21	04/01/18
	450	449	449	$21.59	06/10/19
	-	1,573	786	$21.08	03/19/20
	-		5,363	$20.63	03/18/21

Dziadzio, Richard	1,107			$17.33	02/27/12			1,859	$24,159
	1,312			$11.37	03/14/13
	1,128			$20.50	03/26/14
	970			$25.90	03/29/15
	1,243			$33.78	03/31/16
	656		328	$45.72	05/10/17
	678		339	$33.21	04/01/18
	391	391	391	$13.34	03/20/19
	-	1,139	569	$21.08	03/19/20
	-	1,396	698	$20.63	03/18/21

McMahon, Andrew	2,666			$25.90	03/29/15	619	$8,051	3,068	$39,873
	1,243			$33.78	03/31/16
	700		350	$45.72	05/10/17
	723		361	$33.21	04/01/18
	391	391	391	$13.34	03/20/19
	-	1,566	783	$21.08	03/19/20
	-	2,618	1,309	$20.63	03/18/21

Silver, Richard	1,303			$17.16	02/27/12			1,859	$24,159
	2,430			$11.95	03/14/13
	1,778			$19.68	03/26/14
	1,357			$25.90	03/29/15
	1,421			$33.78	03/31/16
	744		372	$45.72	05/10/17
	768		384	$33.21	04/01/18
	391	391	391	$13.34	03/20/19
		1,139	569	$21.08	03/19/20
		1,396	698	$20.63	03/18/21

11-21

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Piazzolla, Savatore		727	364	$20.63	03/18/21			533	$6,931

Lane, Nicholas	107			$23.37	06/06/15			944	$12,270
	148			$33.78	03/31/16
	109			$45.72	05/10/17
	176		88	$33.21	04/01/18
	112	112	112	$13.34	03/20/19
		273	137	$21.08	03/19/20
		873	436	$20.63	03/18/21

Shepherdson, James	1,966			$23.37	09/21/15	643	$8,265.88	783	10,174
	1,332			$33.78	03/31/16
	656		328	$45.72	05/10/17
	813		407	$33.21	04/01/18
	367	367	367	$13.34	03/20/19
		1,068	534	$21,08	03/19/20

(1)

All stock options have ten-year terms. All stock options granted in 2007 and later have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third will vest only if the AXA ordinary share performs at least as well as the EuroStoxx Insurance Index during a specified period (this condition applies to all options granted to Mr. Pearson in 2011). All stock options granted in 2006 and earlier are vested.

(2)

Stock options granted prior to 2005 to each named executive officer other than Mr. Pearson and Mr. Dziadzio have U.S. dollar exercise prices. Stock options granted in 2005 and later, and all options granted to Mr. Pearson and Mr. Dziadzio, have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)	This column reflects restricted AXA ordinary shares granted to Mr. McMahon in 2010 and restricted AXA ADRs granted to Mr. Shepherdson in 2009 and 2010.

(4)	The amounts in this column include all unearned and unvested performance units as of December 31, 2011.

11-22

OPTION EXERCISES AND STOCK VESTED IN 2011

The following table summarizes the value received from stock option exercises and stock grants vested during 2011, allocated in a manner consistent with the allocation of compensation expenses to MLOA under the Services Agreement.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
Pearson, Mark			615	$12,275
Dziadzio, Richard			541	$10,758
McMahon, Andrew			541	$10,758
Silver, Richard			541	$10,758
Piazzolla, Salvatore			-	$0
Lane, Nicholas			2	$46
Shepherdson, James			573	$11,393

(1)

This column reflects the number of performance units granted to the executives under the 2009 AXA Performance Unit Plan that vested on March 20, 2011. The payout of the units was 70% in cash and 30% in AXA ordinary shares that are non-transferable for a period of two years, except in the case of termination of employment. For Mr. Lane and Mr. Pearson, this column also includes 52 AXA miles granted to the executives under the 2007 AXA Miles Program that vested on July 1, 2011. The payout of the AXA miles was 100.0% in AXA ordinary shares with no transferability restriction. For Mr. Shepherdson, this column includes 65 restricted AXA ADRs that vested as follows:

Vesting Date	Shares Vested
1/19	26
1/20	19
1/31	21

The amounts listed for 1/19 and 1/20 represent shares that received accelerated vesting so Mr. Shepherdson could pay related income taxes.

(2)

The value of the performance units that vested in 2011 was determined based on the average of the high and low AXA ordinary share price on March 18, 2011, converted to U.S. dollars using euro to U.S. dollar exchange rate on March 18, 2011.

11-23

PENSION BENEFITS AS OF DECEMBER 31, 2011

The following table lists the pension program participation and actuarial present value of each named executive officer’s defined benefit pension at December 31, 2011, allocated in a manner consistent with the allocation of compensation expenses to MLOA under the Services Agreement.

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year
Pearson, Mark	AXA Equitable Retirement Plan	1	$747	0
	AXA Equitable Excess Retirement Plan	1	$2,966	0
	AXA Equitable Executive Survivor Benefit Plan	1	$2,666	0
Dziadzio, Richard	AXA Equitable Retirement Plan	6	$5,234	0
	AXA Equitable Excess Retirement Plan	6	$26,820	0
	AXA Equitable Executive Survivor Benefit Plan	6	$26,280	0
McMahon, Andrew	AXA Equitable Retirement Plan	5	$4,675	0
	AXA Equitable Excess Retirement Plan	5	$30,144	0
	AXA Equitable Executive Survivor Benefit Plan	5	$16,544
Silver, Richard	AXA Equitable Retirement Plan	25	$23,675	0
	AXA Equitable Excess Retirement Plan	25	$63,158	0
	AXA Equitable Executive Survivor Benefit Plan	25	$75,571	0
Piazzolla, Salvatore	AXA Equitable Retirement Plan	-	$0	0
	AXA Equitable Excess Retirement Plan	-	$0	0
	AXA Equitable Executive Survivor Benefit Plan	-	$3,960	0
Lane, Nicholas	AXA Equitable Retirement Plan	5	$4,216	0
	AXA Equitable Excess Retirement Plan	5	$3,589	0
	AXA Equitable Executive Survivor Benefit Plan	5	$6,753	0
Shepherdson, James	AXA Equitable Retirement Plan	10	$0	$3,867
	AXA Equitable Excess Retirement Plan	10	$0	$29,865
	AXA Equitable Executive Survivor Benefit Plan	10	$154,524	0

(1)

Except as described in the following sentence, the December 31, 2011 liabilities for the AXA Equitable Retirement Plan (the “Retirement Plan”), the AXA Equitable Excess Retirement Plan (the “Excess Plan”) and the AXA Equitable Executive Survivor Benefit Plan (the “Executive Life Plan”) were calculated using the same participant data, plan provisions and actuarial methods and assumptions used under U.S. GAAP accounting guidance. A retirement age of 65 is assumed for all pension plan calculations except that a retirement age of 60 is assumed for Mr. Silver since he is eligible for an unreduced Prior Plan Annuity Benefit (as defined below) at age 60.

The Retirement Plan

The Retirement Plan is a tax-qualified defined benefit plan for eligible employees. Employees become eligible to participate after one year of service and become vested in their benefits after three years of service. Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).

11-24

The Retirement Plan currently provides a cash balance benefit whereby a notional account is established for each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5% of eligible earnings up to the Social Security wage base plus 10% of eligible earnings above the Social Security wage base. Eligible earnings include base salary and short-term incentive compensation and are subject to limits imposed by the Internal Revenue Code of 1986, as amended (currently, $250,000 for 2012). In addition, the notional account is credited with deemed interest credits. The rate of interest is determined annually based on the average of monthly 1-Year Treasury Constant Maturity rates for the 12-month period ending with November of the prior year, subject to a minimum crediting rate of 4%. The annual cash account interest rate was 4.0% for 2011.

All of the Named Executive Officers are entitled to a cash balance benefit. In addition, Mr. Silver is entitled to a monthly annuity benefit that is provided to employees who were participants in the Retirement Plan before January 1, 1989 (the “Prior Plan Annuity Benefit”). His Prior Plan Annuity Benefit is the product of 60% of his final average monthly earnings and his service reduction factor, with an offset for Social Security benefits. For this purpose, his final average monthly earnings is the average of his highest monthly eligible earnings for any 60-consecutive months during the 120-month period ending December 31, 1988 and his service reduction factor is the quotient of his actual years of service as of December 31, 1988 divided by 30.

Participants elect the time and form of payment of their Retirement Plan benefits after they separate from service. The normal form of payment for retirement plan benefits depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment:

•	Single life annuity;
•	Optional joint and survivor annuity of any whole percentage between 1% and 100%; and
•	Lump sum (cash balance benefits only).

The Excess Plan

The Excess Plan allows eligible employees to earn retirement benefits in excess of what is permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code of 1986, as amended (the “Code”), that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. The Excess Plan permits participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs, provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA Group), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. The time and form of payment of Excess Plan benefits that vested prior to 2005 is the same as the time and form of payment of the participant’s Retirement Plan benefits.

The Executive Life Plan

The Executive Life Plan offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus higher of most recent short-term incentive compensation award and the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap. Each level offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

11-25

Level 1

A participant can choose between two options at Level 1:

•

Lump Sum Option – Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At death, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided.

•

Survivor Income Option – Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum. The payments will be taxable but the participant is not subject to annual taxation.

Level 1 coverage continues after retirement until the participant attains age 65.

Level 2

At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and:

•

Surviving Spouse Benefit Option - The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security). The payments are taxable but there is no annual taxation to the participant. The duration of the monthly income depends on the participant’s years of service at death (minimum of 5 years).

Level 2 coverage continues after retirement until the participant’s death.

Levels 3 and 4

At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and:

•

Surviving Spouse Income Addition Option - The Surviving Spouse Income Addition Option provides monthly income to the participant’s spouse for life equal to 10% of the participant’s monthly compensation. The payments are taxable but there is no annual taxation to the participant.

Participants are required to contribute to the cost of any option elected under Levels 3 and 4. Level 3 and 4 coverage continues after retirement until the participant’s death provided that contributions are still made by the participant until age 65.

NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2011

The following table provides information on compensation the named executive officers have elected to defer as described in the narrative that follows, allocated in a manner consistent with the allocation of compensation expenses to MLOA under the Services Agreement.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at at Last FYE
Pearson, Mark
Dziadzio, Richard
McMahon, Andrew
Silver, Richard			$2,741	$1,865	$21,498
Piazzolla, Salvatore
Lane, Nick
Shepherdson, James

The Variable Deferred Compensation Plan for Executives

The above table reflects amounts deferred by Mr. Silver under The Variable Deferred Compensation Plan for Executives (the “VDCP”). Under the VDCP, eligible employees were permitted to defer the receipt of up to 25% of their base salary and short-term incentive compensation, as well as 100% of any restricted stock grants. Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name. The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 could be deferred under the VDCP.

11-26

Account balances in the VDCP that are attributable to deferrals of base salary and short-term incentive compensation are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The VDCP currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

For deferrals of restricted stock awards, participants received deferred stock units in the same number and with the same vesting restrictions as the underlying awards. The participant is entitled to receive dividend equivalents on the deferred stock units, if applicable. The deferred stock units are distributed in stock.

Participants in the VDCP could elect to credit their deferrals to in-service or retirement distribution accounts. For retirement accounts, payments may be received in any combination of a lump sum and/or annual installments paid in consecutive years. Payments may begin in any January or July following the participant’s termination date, but they must begin by either the first January or the first July following the later of: (a) the participant’s attainment of age 65 and (b) the date that is thirteen months following the participant’s termination date. For in-service accounts, payments are made to the participant in December of the year elected by the participant in a lump sum or in up to five annual installments over consecutive years.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below and the accompanying text presents the hypothetical payments and benefits that would have been payable if the Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2011 (the “Trigger Date”), allocated in a manner consistent with the allocation of compensation expenses to MLOA under the Services Agreement. The payments and benefits described are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.

Retirement

The Named Executive Officers would have been entitled to the following payments and benefits if they retired on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. Note that Mr. Shepherdson actually retired in February 2011 and the only Named Executive Officer eligible to retire on the Trigger Date was Mr. Silver.

Short-Term Incentive Compensation: The executives may have received short-term incentive compensation awards for 2011 under the Retiree Short-Term Incentive Compensation (“STIC”) Program. Under that program, retirees who have satisfactory levels of performance and meet certain other requirements are eligible to receive a prorated STIC award based on their completed months of service during the calendar year in which they retire. Note that Mr. Shepherdson received a pro-rated STIC award for 2011 in the first quarter of 2011 under a separate arrangement with the company entered into at the time of his retirement.

Stock Options: All stock options granted to the executives would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited).

Performance Units: The executives would have been treated as if they continued in the employ of the company until the end of the vesting period for purposes of their performance units. Accordingly, they would have received performance unit plan payouts at the same time and in the same amounts as they would have received such payouts if they had not retired.

Restricted Stock: All non-transferable stock granted to the executives in connection with the performance unit payouts in 2010 and 2011 would have immediately become transferable.

Retirement Benefits: The executives’ eligible beneficiaries or spouses would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

11-27

Voluntary Termination Other Than Retirement

Named Executive Officers Other than Mr. Pearson

If the Named Executive Officers other than Mr. Pearson had voluntarily terminated employment other than by retirement on the Trigger Date:

Short-Term Incentive Compensation: The executives would not have been entitled to any short-term incentive compensation awards for 2011.

Stock Options: All stock options granted to the executives after 2004 and all options granted to Mr. Dziadzio would have been forfeited on the termination date. All stock options granted prior to 2005 other than options granted to Mr. Dziadzio would have continued to be exercisable until the earlier of their expiration date and 30 days following the termination date.

Performance Units: The executives would have forfeited all performance units.

Restricted Stock: All non-transferable stock granted to the executives in connection with a performance unit payout would have immediately become transferable. Mr. McMahon’s restricted stock grant would have been forfeited.

Retirement Benefits: The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Mr. Pearson

If Mr. Pearson had voluntarily terminated on the Trigger Date for “Good Reason” as described below, he would have been entitled to: (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination, (iii) excess pension plan accruals on the severance pay, (iv) continued participation in the Executive Life Plan for an additional year following termination and (v) access to the company medical plans at Mr. Pearson’s or his spouse’s sole expense for two years from the date of termination.

For this purpose, “good reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a diminution of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met.

The following table quantifies severance payments or benefits Mr. Pearson would have received if he had voluntarily terminated for Good Reason on the Trigger Date:

Severance Pay	$165,945
Pro-Rated Bonus	$76,245
Additional Pension Accruals	$23,790

Death

If the Named Executive Officers had terminated employment due to death on the Trigger Date:

11-28

Short-Term Incentive Compensation: The executives would not have been entitled to any short-term incentive compensation awards for 2011.

Stock Options: All stock options would have immediately vested. All stock options granted to the executives after 2004, and all options granted to Mr. Dziadzio and Mr. Pearson would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death. If the Participant’s beneficiary did not exercise the options within this time limit, the beneficiary would be granted a stock appreciation right (“SAR”) which would entitle the beneficiary to a cash payment equal to the appreciation in the stock over the exercise price of the forfeited option. The SAR would automatically be paid out on the date that is the earlier of (i) 5 years from the date of death and (ii) the expiration date of the forfeited option (note that, in the case of Mr. Pearson, this SAR provision applies only to his 2011 options). All stock options granted prior to 2005 to Named Executive Officers other than Mr. Dziadzio and Mr. Pearson would have continued to be exercisable until their expiration date.

Performance Units: The number of unearned performance units outstanding on the Trigger Date would have been multiplied by an assumed Performance Factor of 1.3 and the resulting amount would have been paid to the executive’s heirs. The units would have been valued based on the closing price of the AXA ordinary share on Euronext Paris and the euro to U.S. dollar exchange rate on the Trigger Date.

Restricted Stock: All non-transferable stock granted to the executives in connection with a performance unit payout would have immediately become transferable. Mr. McMahon’s restricted stock grant would have become immediately non-forfeitable and transferable.

Retirement Benefits: The executives heirs’ would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Involuntary Termination Without Cause

Named Executive Officers Other than Mr. Pearson

The Named Executive Officers other than Mr. Pearson would have been eligible for severance benefits under the AXA Equitable Severance Benefit Plan, as supplemented by the AXA Equitable Supplemental Severance Plan for Executives (collectively, the “Severance Plan”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Equitable and its affiliates and non-competition and non-solicitation provisions.

The severance benefits would have included:

•	severance pay equal to 52 weeks’ of salary;

•

additional severance pay equal to the greater of: (i) the most recent STIC award paid to the executive, (ii) the average of the three most recent STIC awards paid to the executive or (iii) the executive’s target STIC award for 2011;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC award for 2011 and (ii) $40,000;

•	one year’s continued participation in the Executive Life Plan; and

•	pension accruals for all severance pay, subject to the terms of the Retirement Plan and the Excess Plan.

11-29

The following table lists the payments and pension accruals that the executives would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their stock option, performance unit and restricted stock awards:

	Severance Benefits			Equity Grants
Name	Severance	Lump Sum Payment	Additional Pension Accruals	Stock Options(1)	Performance Units(1)	Restricted Stock(2)
Dziadzio, Richard	$66,122	$48,360	$6,398	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

McMahon, Andrew	$101,128	$71,760	$9,898	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	A pro-rated portion of each grant would become non- forfeitable on the Trigger Date based on the number of months worked since the grant date but remain non- transferable until the fifth anniversary of the grant date.

Richard Silver	$66,122	$48,360	$6,398	Options would continue to vest and be exercisable through their expiration date.	Continued vesting	N/A

Salvatore Piazzolla	$66,122	$24,960	$6,398	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

Nicholas Lane	$35,006	$19,110	$3,286	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

(1)

For purposes of this column, it is assumed that Mr. Silver would have retired on the Trigger Date to take advantage of the more favorable retirement rules applicable to stock options and performance units.

(2)

This column only lists rules applicable to restricted stock grants other than non-transferable stock granted in connection with a performance unit plan payout. Such stock would have become immediately transferable.

11-30

Mr. Pearson

Under Mr. Pearson’s employment agreement, he waived any right to participate in the Severance Plan. Rather, if Mr. Pearson’s employment had been terminated without “Cause” as defined below on the Trigger Date, he would have been entitled to the same benefits as termination for Good Reason as described above, subject to the same conditions. “Cause” is defined in Mr. Pearson’s employment agreement as: (i) willful failure to perform substantially his duties after reasonable notice of his failure, (ii) willful misconduct that is materially injurious to the Company, (iii) conviction of, or plea of nolo contedere to, a felony or (iv) willful breach of any written covenant or agreement with the Company to not disclose information pertaining to them or to not compete or interfere with the Company.

Change-in-Control

With the exception of Mr. Pearson, none of the Named Executive Officers are entitled to any special benefits upon a change-in-control of AXA Financial other than the benefits provided to all employees for their stock options, restricted stock and performance units.

For stock options granted to employees in 2005 or later and all stock options granted to Mr. Dziadzio and Mr. Pearson, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. For stock options granted to employees other than Mr. Dziadzio and Mr. Pearson prior to 2005 and restricted stock, each stock option will, at the discretion of the Organization and Compensation Committee of the AXA Financial Board of Directors (the “AXA Financial OCC”), either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that: (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2010 and 2011 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units.

As mentioned above, Mr. Pearson’s employment agreement provides that “Good Reason” includes Mr. Pearson’s termination of employment in the event of a change-in-control (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). Accordingly, Mr. Pearson would have been entitled to the benefits described above, subject to the same conditions. For this purpose, a change-in-control includes: (a) any person becoming the beneficial owner of more than 50% of the voting stock of AXA Financial, (b) AXA and its affiliates ceasing to control the election of a majority of the AXA Financial Board of directors and (c) approval by AXA Financial’s stock holders of a reorganization, merger or consolidation or sale of all or substantially all of the assets of AXA Financial unless AXA and its affiliates owned directly or indirectly more than 50% of voting power of the company resulting from such transaction.

11-31

2011 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to our directors for their service on the board of MLOA in 2011.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(4)	Total
De Castries, Henri	-	-	-	-	-	-	-
Duverne, Denis	-	-	-	-	-	-	-
Goins, Charlynn	$17,750	$20,000	$1,207	-	-	$3,986	$42,944
Hale, Danny L.	$19,250	$20,000	$1,207	-	-	$9,133	$49,591
Hamilton, Anthony L.	$21,155	$20,000	$1,207	-	-	$550	$42,912
Henderson, Mary R.(5)	$7,886	$12,239	$1,207	-	-	$30	$21,362
Higgins, James F.	$22,650	$20,000	$1,207	-	-	$176	$44,034
Kraus, Peter S.	-	-	-	-	-	-	-
De Oliveira, Ramon	$9,505	$7,796	-	-	-	$52	$17,353
Miller, Scott D.	$20,900	$20,000	$1,207	-	-	$90	$42,197
Moglia, Joseph H.(5)	$8,056	$12,239	$1,207	-	-	$30	$21,532
Slutsky, Lorie A.	$17,750	$20,000	$1,207	-	-	$90	$39,047
Suleiman, Ezra	$19,250	$20,000	$1,207	-	-	$90	$40,547
Tobin, Peter J.	$26,250	$20,000	$1,207	-	-	$90	$47,547
Vaughan, Richard C.	$19,250	$20,000	$1,207	-	-	$2,427	$42,885

(1)	For 2011, each of our non-officer directors received the following cash compensation:
•	$16,250 cash retainer (pro-rated for partial years of service);
•	$300 for each special board meeting attended;
•	$375 for each Audit Committee meeting attended; and
•	$300 for all other Committee meetings attended.

In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received an additional $2,500 retainer and the Chairman of the Audit Committee received a $3,125 retainer.

(2)

The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2011 in accordance with U.S. GAAP accounting guidance. As of December 31, 2011, our directors had outstanding restricted stock awards in the following amounts:

Ms. Goins	1,340 restricted shares
Mr. Hale	379 restricted shares
Mr. Hamilton	1,157 restricted shares
Ms. Henderson	1,340 restricted shares
Mr. Higgins	1,340 restricted shares
Mr. Miller	1,340 restricted shares
Mr. Moglia	1,340 restricted shares
Ms. Slutsky	1,340 restricted shares
Mr. Suleiman	1,340 restricted shares
Mr. Tobin	1,340 restricted shares
Mr. Vaughan	1,379 restricted shares

11-32

(3)

The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in 2011 in accordance with U.S. GAAP accounting guidance. As of December 31, 2011, our directors had outstanding stock options in the following amounts:

Ms. Goins	2,236 options
Mr. Hale	1,486 options
Mr. Hamilton	3,389 options
Ms. Henderson	3,389 options
Mr. Higgins	3,389 options
Mr. Miller	3,389 options
Mr. Moglia	3,389 options
Ms. Slutsky	2,236 options
Mr. Suleiman	2,236 options
Mr. Tobin	3,389 options
Mr. Vaughan	1,486 options

(4)

For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or event (as well as any related tax gross-up).

(5)	Ms. Henderson and Mr. Moglia each retired in May 2011.

The Equity Plan for Directors

Under The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each year:

•	an option award (granted in the first quarter);
•	a restricted stock award (granted in the first quarter); and
•	a stock retainer of $12,500, payable in two installments in June and December.

Stock Options

The value of the stock option grants are determined using the Black-Scholes methodology or other methodology used with respect to option awards contemporaneously made to employees. The options are subject to a four-year vesting schedule whereby one-third of each grant vests on the second, third and fourth anniversaries of the grant date.

Restricted Stock

The number of shares of restricted stock to be granted to each non-officer director is determined by dividing $7,500 by the fair market value of the stock on the applicable grant date (rounded down to the nearest whole number). During the restricted period, the directors are entitled to exercise full voting rights on the restricted stock and receive all dividends and distributions. The restricted stock has a three-year cliff vesting schedule.

Termination of Service

In the event a non-officer director dies or, after completing one year of service, is removed without cause, is not reelected, retires or resigns: (a) his or her options will become fully vested and exercisable at any time prior to the earlier of the expiration of the grant or five years from termination of service and (b) his or her restricted stock will immediately become non-forfeitable; provided that if the director performs an act of misconduct, all of his or her options and restricted stock then outstanding will become forfeited. Upon any other type of termination, all outstanding options and restricted stock are forfeited.

11-33

Deferrals of Restricted Stock and Stock Retainer

Non-officer directors may elect to defer receipt of at least ten percent of their stock retainer and/or restricted stock awards. Upon deferral, the director receives deferred stock units in the same number and with the same vesting restrictions, if any, as the underlying awards. The director is entitled to receive dividend equivalents on such deferred stock units, if applicable. The deferred stock units will be distributed in stock on an elected distribution date or upon the occurrence of certain events.

Change in Control

Upon a change in control of AXA Financial, unless the awards will be assumed or substituted following the change in control: (a) the options will either become fully exercisable or cancelled in exchange for a payment in cash equal to the excess, if any, of the change in control price over the exercise price, and (b) the restricted stock will become immediately non-forfeitable.

Charitable Award Program for Directors

Under the Charitable Award Program for Directors, a non-officer director may designate up to five charitable organizations and/or education institutions to receive an aggregate donation of $125,000 after his or her death. Although the company may purchase life insurance policies insuring the lives of the participants to financially support the program, it has not elected to do so.

Matching Gifts

Non-officer directors may participate in AXA Foundation’s Matching Gifts program. Under this program, the AXA Foundation matches donations made by participants to public charities of $50 or more, up to $500 per year.

Business Travel Accident

All directors are covered for accidental loss of life while traveling to, or returning from:

•	board or committee meetings;
•	trips taken at our request; and
•	trips for which the director is compensated.

Each director is covered up to four times their annual compensation, subject to certain maximums.

Director Education

All directors are encouraged to attend director education programs as they deem appropriate to stay abreast of developments in corporate governance and best practices relevant to their contribution to the board generally, as well as to their responsibilities in their specific committee assignments and other roles. We generally reimburse non-officer directors for the cost to attend director education programs offered by third parties, including related reasonable travel and lodging expenses, up to a maximum amount of $1,250 per director each calendar year.

The Post-2004 Variable Deferred Compensation Plan for Directors

Non-officer directors may defer up to 100% of their annual cash retainer and meetings fees under The Post-2004 Variable Deferred Compensation Plan for Directors (the “Deferral Plan”). Deferrals are credited to a bookkeeping account in the director’s name in the month that the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the director’s name. The minimum deferral is 10%.

11-34

Account balances in the Deferral Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The Deferral Plan currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

Participants in the Deferral Plan elect the form and timing of payments from their accounts. Payments may be received in any combination of a lump sum and/or annual installments paid in consecutive years. Payments may begin in any July or December after the year of deferral, but they must begin by the first July or the first December following age 70 (72 in the case of certain grandfathered directors). Participants make alternate elections in the event of separation from service prior to the specified payment date and death prior to both the specified payment date and separation from service.

The Deferral Plan was designed, and is intended to be administered, in accordance with the requirements of Code Section 409A.

Director Stock Ownership Guidelines

Stock ownership guidelines for non-officer directors were implemented in 2007 with a five-year compliance window. The guidelines require holdings of two times the annual cash retainer.

11-35

Part III, Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

We are a wholly owned subsidiary of MONY Life. MONY Life is an indirect wholly owned subsidiary of AXA Financial and AXA Financial is an indirect wholly owned subsidiary of AXA. For additional information regarding AXA, see “Item 1 – Business - Parent Company”.

SECURITY OWNERSHIP BY MANAGEMENT

The following table sets forth, as of December 31, 2011, certain information regarding the beneficial ownership of common stock of AXA by each of our directors and executive officers and by all of our directors and executive officers as a group.

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Mark Pearson(2)	94,015	*
Andrew McMahon(3)	187,649	*
Henri de Castries(4)	4,420,475	*
Ramon de Oliveria	10,447	*
Denis Duverne(5)	2,593,822	*
Charlynn Goins(6)	11,832	*
Danny (“Dan”) Hale	5,771	*
Anthony J. Hamilton(7)	51,165	*
Peter S. Kraus	—	*
Lorie A. Slutsky(8)	17,472	*
Ezra Suleiman(9)	17,744	*
Richard C. Vaughan	5,867	*
Richard S. Dziadzio(10)	216,186	*
Nick Lane(11)	41,664	*
Salvatore Piazzolla	—	*
Amy J. Radin	—	*
Richard V. Silver(12)	303,010	*
All directors, director nominees and executive officers as a group (17 persons)(13)	7,977,119	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)

Includes 52,925 shares Mr. Pearson can acquire within 60 days under option plans. Also includes 7,259 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Pearson in 2008 and 2009.

(3)

Includes 187,649 shares Mr. McMahon can acquire within 60 days under option plans. Also includes 7,043 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. McMahon in 2008 and 2009.

12-1

(4)

Includes 2,592,178 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 207,000 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(5)	Includes 1,850,482 shares Mr. Duverne can acquire within 60 days under option plans.

(6)	Includes (i) 2,702 shares Ms. Goins can acquire within 60 days under options plans and 8,785 deferred stock units under The Equity Plan for Directors.

(7)	Includes (i) 7,313 shares Mr. Hamilton can acquire within 60 days under options plans and (ii) 24,974 deferred stock units under The Equity Plan for Directors.

(8)	Includes (i) 2,702 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 13,725 deferred stock units under The Equity Plan for Directors.

(9)	Includes (i) 2,702 shares Mr. Suleiman can acquire within 60 days under options plans and (ii) 15,042 deferred stock units under The Equity Plan for Directors.

(10)

Includes 200,339 shares Mr. Dziadzio can acquire within 60 days under option plans. Also includes 6,863 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Dziadzio in 2008 and 2009.

(11)

Includes 16,734 shares Mr. Lane can acquire within 60 days under option plans. Also includes 7,257 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Lane in 2008 and 2009.

(12)

Includes 270,846 shares Mr. Silver can acquire within 60 days under option plans. Also includes 7,222 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Pearson in 2008 and 2009.

(13)	Includes 5,186,572 shares the directors and executive officers as a group can acquire within 60 days under option plans.

12-2

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

AXA Financial, our parent company, has formal policies covering its employees and directors that are designed to avoid conflicts of interests that may arise in certain related party transactions. For example, employees of AXA Financial and its subsidiaries are subject to the AXA Financial Policy Statement on Ethics (the “Ethics Policy Statement”). The Ethics Policy Statement includes provisions designed to avoid conflicts of interests that may lead to divided loyalties by requiring that employees, among other things, not exercise any responsibility in a transaction in which they have an interest, receive certain approvals before awarding any contract to a relative or close personal friend and not take for their own benefit business opportunities developed or learned of during the course of employment. Similarly, MLOA’s non-officer directors are subject to the AXA Financial Policy Statement on Interests of Directors and Contracts With Directors And Their Relatives for Non-Officer Directors (the “Policy Statement”). The Policy Statement includes provisions designed to maintain the directors’ independent judgment by requiring, among other things, disclosure of interests in any proposed transaction and abstention from voting if a director has a significant financial interest in the transaction or the transaction is with a business organization in which the director has an official affiliation. It further prohibits certain credit related transactions and requires disclosure of potential contracts with and employment of close relatives. Each director must submit a report annually regarding his or her compliance with the Policy Statement.

Other than as set forth above, MLOA does not have written policies regarding the employment of immediate family members of any of its related persons.

As a wholly-owned subsidiary of AXA Financial, and ultimately of AXA, MLOA enter into various transactions with both AXA Financial and AXA and their subsidiaries in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements. While there is no formal written policy for the review and approval of transactions between MLOA and AXA and/or AXA Financial, such transactions are routinely subject to a review and/or approval process. For example, payments made by MLOA to AXA and its subsidiaries pursuant to certain intercompany service or other agreements (“Intercompany Agreements”) are reviewed with the Audit Committee on an annual basis. The amount paid by MLOA for any personnel, property and services provided under such Intercompany Agreements may not exceed the fair market value of such personnel, property and services. Additionally, Intercompany Agreements to which MLOA is a party are subject to the approval of the Arizona Department of Insurance, pursuant to Arizona’s insurance holding company systems act.

In practice, any proposed related party transaction which management deems to be significant or outside of the ordinary course of business would be submitted to the Board of Directors for its approval.

TRANSACTIONS BETWEEN MLOA AND AFFILIATES

Except for the agreements noted below, there have been no transactions during 2011 between the MLOA and any related person, nor are any such related person transactions currently being contemplated for which disclosure would be required.

Under MLOA’s service agreement with AXA Equitable, personnel services, employee benefits, facilities, supplies and equipment are provided to MLOA to conduct its business. The associated costs related to the service agreement are allocated to MLOA based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support MLOA. As a result of such allocations, MLOA incurred expenses of $50,783,523 for 2011.

13-1

MLOA paid $36,259,358 in commissions and fees for the sale of its insurance products to AXA Distribution Holding Corporation and its subsidiaries. AXA Distribution Holding Corporation is an indirect wholly-owned subsidiary of AXA Financial and its subsidiaries include AXA Advisors, LLC, AXA Network LLC and PlanConnect, LLC. MLOA charged AXA Distribution Holding Corporation and its subsidiaries $3,135,608 for their applicable share of operating expenses.

MLOA paid $2,957,034 in commissions and fees for the sale of its insurance products to AXA Distributors, LLC, a wholly-owned subsidiary of AXA Equitable.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life. AXA Global Life, in turn, retrocedes a quota share portion of these risks to MLOA on a one-year term basis. Premiums and experience refunds earned in 2011 under this arrangement totaled $1,820,395. Claims and expenses paid in 2011 were $1,045,876.

MLOA cedes a portion of its life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis. Premiums paid in 2011 to AXA Equitable totaled $426,413. Claims and expenses in 2011 were $0.

MLOA ceded new variable life policies on an excess of retention basis with AXA Equitable and reinsured the no lapse guarantee riders through AXA Financial (Bermuda) Ltd. Premiums paid in 2011 totaled $334,772. Claims and expenses in 2011 were $262,700.

In addition to the AXA Equitable service agreement, MLOA has various other service and investment advisory agreements with affiliates. The amount of expenses incurred by MLOA related to these agreements was $1,933,690 for 2011.

DIRECTOR INDEPENDENCE

See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

13-2

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of MLOA’s annual financial statements for 2011 and 2010, and fees for other services rendered by PwC. The amounts shown represent the amounts allocated to MLOA under its service agreements with affiliates (see Note 8 of Notes to Financial Statements).

	000000000	000000000
	2011	2010
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$260	$248
Audit related fees	-	-
Tax Fees	-	-
All other Fees	-	-

Total Benefits Paid	$260	$248

Audit fees consist of the aggregate amounts billed or to be billed by PwC for professional services rendered for the audit of MLOA’s annual financial statements, review of financial statements included in MLOA’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

MLOA’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis, provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting. All services provided by PwC in 2011 were pre-approved in accordance with these procedures.

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

Date: March 8, 2012	MONY LIFE INSURANCE COMPANY OF AMERICA

	By:	/s/ Mark Pearson
	Name:	Mark Pearson
Chairman of the Board and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson Mark Pearson	Chairman of the Board and Chief Executive Officer, Director	March 8, 2012

/s/ Andrew J. McMahon Andrew J. McMahon	President and Director	March 8, 2012

/s/ Richard S. Dziadzio Richard S. Dziadzio	Senior Executive Vice President and Chief Financial Officer	March 8, 2012

/s/ Alvin H. Fenichel Alvin H. Fenichel	Senior Vice President and Chief Accounting Officer	March 8, 2012

/s/ Henri de Castries Henri de Castries	Director	March 8, 2012

/s/ Ramon de Oliveira Ramon de Oliveira	Director	March 8, 2012

/s/ Denis Duverne Denis Duverne	Director	March 8, 2012

/s/ Charlynn Goins Charlynn Goins	Director	March 8, 2012

/s/ Danny L. Hale Danny L. Hale	Director	March 8, 2012

/s/ Anthony J. Hamilton Anthony J. Hamilton	Director	March 8, 2012

S-1

/s/ Peter S. Kraus Peter S. Kraus	Director	March 8, 2012

/s/ Lorie A. Slutsky Lorie A. Slutsky	Director	March 8, 2012

/s/ Ezra Suleiman Ezra Suleiman	Director	March 8, 2012

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 8, 2012

S-2

Number	Description	Method of Filing	Tag Value
1.1	Form of Underwriting Agreement among MLOA, MONY Securities Corp. and MONY Series Fund, Inc.	Filed as Exhibit 3(a) to Post-Effective Amendment No. 3 dated February 28, 1991 to Registration Statement No. 33-20453 and incorporated by reference herein.

3.1	Articles of Incorporation of MLOA	Filed as Exhibit 6(a) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

3.2	By-Laws of MLOA	Filed as Exhibit 6(b) to Registration Statement No. 33-13183 dated April 6, 1987 and incorporated by reference herein.

10.1	Forms of MLOA’s Policy Contract Riders	Filed as Exhibit 10.6 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.

10.2	Amended and Restated Services Agreement between MLOA and AXA Equitable Life Insurance Company dated as of February 1, 2005	Filed as Exhibit 10.2 to MLOA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein.

21	Subsidiaries of the registrant	Filed herewith	EX-21

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2

101.INS	XBRL Instance Document	Filed herewith	EX-101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith	EX-101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

E-1