Form 10-K
period 2021-12-31
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2022-03-04
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 333-65423
————————————————
EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
(Exact name of registrant as specified in its charter)

Arizona	86-0222062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Boulevard, Jersey City, New Jersey	07310
(Address of principal executive offices)	(Zip Code)
(212) 554-1234
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 4, 2022, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company of America meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company of America (“Equitable America”). “We,” “us” and “our” refer to Equitable America, unless the context refers only to Equitable America as a corporate entity. There can be no assurance that future developments affecting Equitable America will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, and catastrophic events, such as outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (viii) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in “Risk Factors” to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
Throughout this Annual Report on Form 10-K we use certain defined terms and abbreviations, which are defined or summarized in the “Glossary” and “Acronyms” sections.

Part I, Item 1.
BUSINESS
GENERAL
Equitable America, established in the state of Arizona in 1969, is an indirect, wholly-owned subsidiary of Holdings.
Our primary business is to provide life insurance and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
PRODUCTS
As part of Holdings’ ongoing efforts to efficiently manage capital among its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, most new sales of the indexed universal life and variable universal life insurance products to policyholders located outside of New York are being issued through Equitable America. We expect that Holdings will continue to issue newly developed life insurance, employee benefit, and variable annuity products to policyholders located outside of New York through Equitable America. In addition, in February 2021, Equitable America started offering Retirement Cornerstone, a variable annuity, to customers located outside of New York.
Life Insurance Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified compensation, succession planning and key person insurance. We target select segments of the life insurance market: permanent life insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) products and term insurance. As part of a strategic shift over the past several years, we have refocused our product offering and distribution towards less capital-intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest rate sensitive IUL product (“IUL Protect”).
Permanent Life Insurance. Our permanent life insurance offerings are built on the premise that all clients expect to receive a benefit from the policy. The benefit may take the form of a life insurance death benefit paid at time of death or access while living to cash that has accumulated in the policy on a tax-favored basis. In each case, the value to the client comes from access to a broad spectrum of equity or fixed interest investments that accumulate the policy value at rates of return consistent with the market.
We have three permanent life insurance offerings built upon a universal life (“UL”) insurance framework: IUL, VUL and corporate-owned life insurance product (“COLI”) targeting the small and medium-sized business market. Universal life policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns are floored at zero, protecting the policyholder in the event of a market movement down. As noted above, the performance of any universal life insurance policy also depends on the level of policy charges. For further discussion, see “—Pricing and Fees.”
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest policy values in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the Market Stabilizer Option (“MSO”), which provides downside protection from losses in the index up to a specified percentage. Our COLI product is a VUL insurance product tailored specifically to support executive benefits in the small business market.
We work with employees of our affiliate, Equitable Investment Management Group, LLC (“EIMG”), to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
Term Life. Term life provides basic life insurance protection for a specified period of time, and is typically a client’s first life insurance purchase due to its simple design providing basic income protection. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period, otherwise known as a level pay or fixed premium. Our term products include conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits.
Other Benefits. We offer a portfolio of riders to provide clients with additional flexibility to protect the value of their investments and overcome challenges. Our long-term care services rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility.

Employee Benefits Products
Our employee benefits business focuses on serving small and medium-sized businesses, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market we were able to build a platform from the ground up, without reliance on legacy systems.
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness and Accident insurance products. Sales of employee benefit products to businesses located in New York are being issued through our affiliate, Equitable Financial.
Variable Annuities
In February 2021, we began offering Retirement Cornerstone, a variable annuity, to policyholders located outside of New York. The Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life. To date, sales of Retirement Cornerstone have not been significant.

MARKETS
We are focused on targeted segments of the life insurance market, particularly affluent and high net worth individuals, as well as small and medium-sized businesses. We focus on creating value for our customers through the differentiated features and benefits we offer on our products. Our employee benefit product suite is focused on small and medium-sized businesses seeking simple, technology-driven employee benefits management. Retirement Cornerstone is primarily sold to affluent and high net worth individuals and families saving for retirement or seeking retirement income and serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment.

DISTRIBUTION
We primarily distribute our products through our affiliate, Equitable Advisors, and through third-party distribution channels.
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers.

Third-Party Distribution. We also distribute our products through third-party firms which provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, independent broker-dealers and registered investment advisers are all important partners who distribute our products today.
Our Employee Benefits’ solutions are distributed through the traditional broker channel, strategic partnerships (medical partners, professional employer organizations (PEOs), and associations), General Agencies, TPAs and Equitable Advisors.

COMPETITION
The life insurance industry consists of many companies with no single company dominating the market for all products. We selectively compete with large, well-established life insurance companies in a mature market, where product features, price and service are key drivers. We primarily compete with others based on these drivers as well as distribution channel relationships, brand recognition, financial strength ratings and financial stability. We are selective in our markets of interest and will continue to focus deeply in those areas that align to our offering.

The employee benefits space is a fast-moving, competitive environment. The main factors of competition include price, quality of customer service and claims management, technological capabilities, quality of distribution and financial strength ratings. In this market, we compete with several companies offering similar products. In addition, there is competition in attracting brokers to actively market our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.
Underwriting
Life Insurance. Our life insurance underwriting process, built around extensive underwriting guidelines, is designed to assign prospective insureds to risk classes in a manner that is consistent with our business and financial objectives, including our risk appetite and pricing expectations.
As part of making an underwriting decision, our underwriters evaluate information disclosed as part of the application process as well as information obtained from other sources after the application. This information includes, but is not limited to, the insured’s age and sex, results from medical exams and financial information.
We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective. For example, due to effects of the COVID-19 pandemic, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need.
We manage changes to our underwriting guidelines though a robust governance process that ensures that our underwriting decisions continue to align with our business and financial objectives, including risk appetite and pricing expectations.
Our team of underwriters and medical directors is dedicated to making accurate, timely and competitive underwriting decisions. Our line underwriters are empowered to make decisions and receive support of underwriting managers and medical directors when needed.
Our financial due diligence team combines legal, financial and investigative expertise to support the financial underwriting of complex cases, assist in case design and plays an important role in fraud prevention. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines.
We use reinsurance to manage our mortality risk and volatility. Our reinsurer partners regularly review our underwriting practices and mortality and lapse experience through audits and experience studies, the outcome of which have consistently validated the high-quality underwriting process and decisions.
Employee Benefits. We manage the employee benefits underwriting process to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting controls and audits to achieve high standards of underwriting and consistency.
Variable Annuities. Retirement Cornerstone is not underwritten on an individual-by-individual basis. Instead, we price it based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV, and the expected time to retirement.
Pricing and Fees
Life insurance products are priced based upon assumptions including, but not limited to, expected future premium payments, surrender rates, mortality and morbidity rates, investment returns, hedging costs, equity returns, expenses and inflation and capital requirements. The primary source of revenue from our life insurance business is premiums, investment income, asset-based fees (including investment management and 12b-1 fees) and policy charges (expense loads, surrender charges, mortality charges and other policy charges).
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We set appropriate plans for the group based on demographic information and, for larger groups, also evaluate the experience of the group. The claims experience is reviewed at time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.

Risk Management
We have in place reinsurance and hedging programs to reduce our exposure to mortality, equity market fluctuations, interest rate fluctuations and certain other product features.
Reinsurance
We use reinsurance to mitigate a portion of the risk and optimize the capital efficiency and operating returns of our in-force life insurance portfolio. As part of our risk management function, we continuously monitor the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies.
Non-affiliate Reinsurance
In October 2013, we entered into a reinsurance agreement (the “Reinsurance Agreement”) with Protective Life Insurance Company (“Protective”) pursuant to which Protective Life is reinsuring on a 100% indemnity reinsurance basis an in-force book of life insurance and annuity policies written by Equitable America primarily prior to 2004. In addition to the Reinsurance Agreement, we entered into a long-term administrative services agreement with Protective whereby Protective will provide all administrative and other services with respect to the reinsured business. For additional information regarding the Reinsurance Agreement, see Note 8 of the Notes to Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For business not reinsured with Protective, we generally reinsure our variable life, interest-sensitive life and term life insurance policies on an excess of retention basis. We generally obtain reinsurance for the portion of a life insurance policy that exceeds $4 million. For amounts in excess of our retention limits, we use both affiliate and non-affiliate reinsurance.
For our employee benefits business, we reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.
Captive Reinsurance

In addition to non-affiliated reinsurance, we have ceded to our affiliate, EQ AZ Life RE, the no lapse guarantee riders contained in certain variable and interest sensitive life insurance policies. For additional information, see “Risk Factors” and Notes 8 and 9 of the Notes to Financial Statements.
Reinsurance Assumed
We have a quota share arrangement with one non-affiliate, AXA Global Re. Effective 2021, the contract is closed to new business. For additional information about reinsurance strategies implemented and affiliate reinsurance assumed, see Notes 8 and 9 of the Notes to Financial Statements.
Hedging
We hedge crediting rates to mitigate certain risks associated with certain of our products and investment options that permit the contract owner to participate in the performance of an index, up to a cap for a set period of time, while we absorb, up to a certain percentage, the loss of value in an index, which varies by product segment. In order to support the returns associated with these products and features, we enter into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, subject to caps and buffers. For additional information about hedging strategies, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 of the Notes to Financial Statements.
Equitable Investment Management
EIMG is the investment manager and formerly the administrator for our proprietary variable funds. On June 22, 2021, Equitable Holdings completed the formation of Equitable Investment Management, LLC, (“EIM”, and collectively with EIMG, “Equitable Investment Management”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, the Board of Trustees of EQAT, EQ Premier VIP and 1290 Funds (each, a “Trust” and collectively, the “Trusts”) terminated EIMG as administrator of the Trusts, and EIM entered into certain administrative agreements with each Trust.

EIMG is the investment manager and administrator for our proprietary variable funds and supports our business. EIMG helps add value and marketing appeal to our products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising on an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIMG brings investment acumen, financial controls and economies of scale to the construction of underlying investment options for our products.
EIMG provides investment management services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to each Trust and to two private investment trusts established in the Cayman Islands. Each Trust and private investment trusts is a “series” type of trust with multiple Portfolios. EIMG provides discretionary investment management services to the Portfolios, including, among other things, (1) portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIMG has a variety of responsibilities for the management of its investment company clients. One of EIMG’s primary responsibilities is to provide clients with portfolio management and investment advisory services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIMG has entered into sub-advisory agreements with more than 45 different sub-advisers, including AB. Another primary responsibility of EIMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients.
EIM provides the administrative services to the Portfolios effective August 1, 2021. The administrative services that EIM provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
REGULATION
Insurance Regulation
We are licensed to transact insurance business in all states other than New York and are subject to extensive regulation and supervision by insurance regulators in these states and the District of Columbia and Puerto Rico. We are domiciled in Arizona and are primarily regulated by the Director of Insurance of the Arizona Department of Insurance and Financial Institutions. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. For additional information on Insurance Supervision, see “Risk Factors—Legal and Regulatory Risks.”
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts, and make requests for particular information from us. For example, periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risk, see “Risk Factors—Legal and Regulatory Risks.”
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform statutory accounting principles (“SAP”) that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 14 of the Notes to the Financial Statements.
Holding Company and Shareholder Dividend Regulation
All states, including Arizona, regulate transactions between an insurer and its affiliates under insurance holding company acts. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the state’s insurance regulator.
The insurance holding company laws and regulations generally also require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file with state insurance regulatory authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. States generally require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates.
For additional information on shareholder dividends, see Note 14 of the Notes to Financial Statements.
State insurance holding company laws and regulations also regulate changes in control. State laws generally provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of the voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Accounting Practices and Procedures Manual (the “Manual”). However, a state may have adopted or in the future may adopt statutory accounting principles that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact our statutory capital and surplus.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by Arizona, requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.

The NAIC’s Corporate Governance Annual Disclosure Model Act, which has been adopted in Arizona, requires insurers to annually file detailed information regarding their corporate governance policies.
The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. In Arizona, it became effective on January 1, 2017 for new business, which was followed by a three-year phase-in period. Reserves for our IUL products introduced in 2018 are being calculated based on the principles-based reserve methodology in accordance with NAIC VM-20.
The NAIC has been focused on a macro-prudential initiative since 2017 which is intended to enhance risk identification efforts by building on the state-based regulation system through proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In December 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) that will be used as a regulatory tool. These amendments have to be adopted by state legislatures to become effective, including in Arizona. We cannot predict what impact the amendments will have, as adopted by state legislatures, on the Company.
The NAIC has also developed a group capital calculation tool using risk-based capital (“RBC”) aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The group capital calculation will provide U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in December 2020 also implement the Group Capital Calculation Template and Instructions as well as the annual filing requirement for the group capital calculation. These amendments have to be adopted by state legislatures to become effective, as discussed above.
Captive Reinsurance Regulation
We use a captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators have been scrutinizing insurance companies’ use of affiliated captive reinsurers or offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”), effective as of January 1, 2016, that applies the Standard to captive insurers which assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also approved a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has not yet been adopted in Arizona, although it will become an NAIC accreditation standard as of September 1, 2022.
The NAIC adopted a new framework for variable annuity captive reinsurance transactions that became operational in 2020, which includes reforms that improve the statutory reserve and RBC framework for insurance companies that sell variable annuity products. Among other changes, the framework includes new prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework which is consistent with how we manage our business. Equitable America adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
We cannot predict what, if any, changes may result from these reviews, further regulation and/or pending lawsuits regarding the use of captive reinsurers. If the Arizona Department of Insurance and Financial Institutions or other state insurance regulators were to restrict the use of such captive reinsurers or if we otherwise are unable to continue to use our captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected. This could cause us to recapture the business reinsured to any captive reinsurer and adjust the design of our risk mitigation programs. For additional information on our use of a captive reinsurance company, see “—Risk Management—Reinsurance,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and are expected to have a modest net positive RBC impact on Equitable America. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.
Guaranty Associations and Similar Arrangements
Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
During each of the past five years, the assessments levied against us have not been material.
Broker-Dealer and Securities Regulation and Commodities Regulation
We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the SEC, self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.
Certain of our affiliates, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and SCB LLC, are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers,” defined generally as natural persons and their investment vehicles. Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act solely in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act of 1940, as amended. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act of 1933, as amended. EQAT, EQ Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.

Certain affiliates including EIMG, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
EIMG is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the NFA. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the CEA. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, EIMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. EIMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, the CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation, fee break points, and the use of fund assets for distribution.
We and certain of our affiliates have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, state insurance regulators and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our business.
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, commodity pool operator, or other type of regulated entity, or member, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act establishes the FIO within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. The FSOC modified the designation process by adopting an activities-based approach for identifying and addressing potential risks to financial stability, and it enhanced the analytical process, engagement and transparency of the designation process.
The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements.
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-

domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.
Other aspects of our operations could also be affected by the Dodd-Frank Act, including:
Heightened Standards and Safeguards
The FSOC may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in if the FSOC determines that those activities or practices could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations or financial condition.
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the over-the-counter (“OTC”) derivatives markets, which gives authority to the CFTC to regulate “swaps” and the SEC to regulate “security based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the SEC and CFTC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules - the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the rules, including registration of dealers in security-based swaps became effective on or prior to November 1, 2021.
As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated designated clearing organization (“DCO”). Swaps and security-based swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO or security-based swap clearing organization. Both swaps and security-based swaps are subject to transaction-reporting requirements.
Under the CFTC’s and SEC’s regulations, swaps and security-based swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for most entities, initial margin, as mandated by the CFTC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for certain entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC, the SEC, and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements took effect in September 2021 (which is the applicable date for us) and for smaller counterparties will take effect September 2022. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators. SEC regulations require posting and collection of variation margin by both us and our counterparty but require posting of initial margin only by the entity facing the broker-dealer or security-based swap dealer but not the broker-dealer or security-based swap dealer itself.
In addition, regulations adopted by the Prudential Regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in qualified financial contracts, including many derivatives contracts, repurchase agreements and securities lending agreements, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these new requirements in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain products. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of new regulations.
Broker-Dealer Regulation
The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective on June 30, 2020. Regulation BI also requires registered broker dealers and investment advisers to retail clients to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation BI. In addition, FINRA and the SEC are currently focusing on examining compliance efforts with Regulation BI by broker-dealers.
Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and become effective in November 2022. The changes amend existing Rule 206(4)-1 under the Investment Advisers Act and incorporate aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules impose a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We are currently working diligently to implement policies and procedures to address the amended rule on or prior to the effective date.
Fiduciary Rules / “Best Interest” Standards of Conduct
We provide certain products and services to employee benefit plans and plans that are subject to ERISA and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”), as applicable. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the ERISA requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest and disqualified persons, as applicable) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service (the “IRS”) and the Pension Benefit Guaranty Corporation.
In the wake of the March 2018 Fifth Circuit federal appeals court decision to vacate the DOL’s 2016 Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA and the Code, which is now subject to enforcement by the DOL. The preamble to PTE 2020-02 includes the DOL’s “final interpretation” of the traditional five-part test under ERISA and the Code for determining investment advice fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although PTE 2020-02 applies to rollover transactions if they constitute “investment advice” under such five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to align with, but are not identical to, the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02 but we do not expect the new rules to have a material impact on our business. However, in June 2021 the DOL updated its formal regulatory agenda to include issuance of proposed rule-making that would further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions. To date, the DOL has not issued such rule making, though we expect it to do so sometime in 2022.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation, including in Arizona, while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. Meanwhile, state regulators and legislatures in Nevada and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. Beyond the Massachusetts regulation, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and results of operations.
In the approximately 18 months since adoption of Regulation BI, the SEC staff has published guidance regarding Regulation BI, including recent guidance indicating that recommendations of instruments having LIBOR-linked exposure (and using as an example, a fixed income mutual fund). In March 2021, the SEC’s Division of Examinations indicated that compliance with Regulation BI is at the top of its list of 2021 examination priorities. We continue to monitor our compliance with Regulation BI.
Federal Tax Legislation, Regulation, and Administration
Although we cannot predict what legislative, regulatory, or administrative changes may or may not occur with respect to the federal tax law, we nevertheless endeavor to consider the possible ramifications of such changes on the profitability of our business and the attractiveness of our products to consumers. In this regard, we analyze multiple streams of information, including those described below.
Transition from LIBOR
Global regulators have indicated that publication of LIBOR is expected to cease after 2021. Publication of one week and two-month USD LIBOR settings ceased at the end of December 2021 as did publication of non-USD LIBOR. Publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) is expected to continue until the end of June 2023. U.S. bank regulators have requested all U.S. regulated banks to stop extending USD LIBOR loans after 2021.
The New York legislature passed legislation in 2021 that provides a fallback of the Secured Overnight Financing Rate (“SOFR”) for contracts governed by New York law and for which a fallback is not otherwise specified. The U.S. House of Representatives passed a similar bill governing instruments that may not apply New York law. That bill has been sent to the U.S. Senate.
Recent guidance from the SEC staff noted that, in light of the now-certain transition away from LIBOR, financial professionals and financial services companies must: consider the implications for portfolio holdings and hedges, including the presence of a robust fallback rate; disclosure with respect to the transition and the likely impact that the LIBOR transition will have on valuation measurements using LIBOR as an input; and operational complexities that the LIBOR transaction is likely to introduce, including required IT system changes.
We have exposure to USD LIBOR through loans, derivatives, investments and financing operations and there are references to LIBOR in certain product prospectuses. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us and our subsidiaries and affiliates. We have evaluated our existing credit agreements, portfolio holdings, derivatives and other investments and identified all contracts for which there is not a robust fallback rate specified and have either identified replacement rates, including SOFR, as an adequate fallback for these instruments or are in the process of addressing the lack of the fallback by seeking to dispose of the instrument or negotiate fallback terms. As a general matter, we include fallback terms in all new agreements entered into by us and products we issue that replace LIBOR with a replacement rate, including SOFR, upon discontinuation of LIBOR. Discontinuation of LIBOR could have a materially adverse impact on us depending upon how the transition evolves. We continue to monitor both market and regulatory changes in order to prepare for the discontinuation of the LIBOR benchmark.
Enacted Legislation
At present, the federal tax laws generally permit certain holders of life insurance and annuity products to defer taxation on the build-up of value within such products (commonly referred to as “inside build-up”) until payments are made to the policyholders or other beneficiaries. From time to time, Congress considers legislation that could enhance or reduce (or eliminate) the benefit of tax deferral on some life insurance and annuity products. The modification or elimination of this tax-favored status could also reduce demand for our products. In addition, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These changes could reduce our earnings and negatively impact our business.
Regulatory and Other Administrative Guidance from the Treasury Department and the IRS
Regulatory and other administrative guidance from the Treasury Department and the IRS also could impact the amount of federal tax that we pay. For example, the adoption of “principles based” approaches for calculating statutory reserves may lead the Treasury Department and the IRS to issue guidance that changes the way that deductible insurance reserves are determined, potentially reducing future tax deductions for us.
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security and confidentiality of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security and confidentiality of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective cybersecurity programs may result in significant fines, remediation costs, and regulatory enforcement actions. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure, including specific cybersecurity safeguards and program oversight. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
The NAIC adopted the Insurance Data Security Model Law in October 2017, establishing standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, although it has not been adopted in Arizona. We expect that additional states will also adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to limit certain uses. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be excepted from the requirements of the CCPA. The California Privacy Rights Act amends the CCPA and will come into effect in January 2023. Virginia and Colorado have adopted similar laws, which come into effect in January 2023 and July 2023, respectively, and additional states are considering, and may enact, similar laws or regulations in the near future.
State and federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule that require financial institutions to implement specific data security measures within their formal information security measures. Failure to comply with new regulation or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our mortgage lending business. In some states, this lien may have priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. However, federal legislation provides for a safe harbor from CERCLA liability for secured lenders, provided that certain requirements are met. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.
We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment or through foreclosure on real estate collateralizing mortgages. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our results of operations.
Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. We have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.
EMPLOYEES
We have no employees. We have service agreements with affiliates pursuant to which we are provided the services necessary to operate our business. For additional information, see Note 9 of the Notes to Financial Statements.

Part I, Item 1A.
RISK FACTORS
You should read and consider all of the risks described below, as well as other information set forth in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition or liquidity.
Risks Relating to Our Business
Risks Relating to Conditions in the Financial Markets and Economy
The coronavirus (COVID-19) pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economies. A wide variety of factors continue to impact financial and economic conditions, including, among others, volatility in the financial markets, rising inflation rates, supply chain disruptions, continued low interest rates and changes in fiscal or monetary policy. Efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. Businesses or schools that have reopened have restricted or limited access for the foreseeable future and may do so on a permanent or episodic basis. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted.
While we have implemented risk management and contingency plans with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of Equitable Financial’s employees and advisors, who provide the necessary services for the Company to operate its business. are continuing to work remotely. Extended periods of remote work arrangements could introduce additional operational risk including, but not limited to, cybersecurity risks, and impair our ability to effectively manage our business. We also outsource a variety of functions to third parties whose business continuity strategies are largely outside our control.
Economic uncertainty resulting from the COVID-19 pandemic may have an adverse effect on product sales and result in existing policyholders withdrawing at greater rates. COVID-19 could have an adverse effect on our insurance business due to increased mortality and morbidity rates. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves.
Our investment portfolio has been, and may continue to be, adversely affected by the COVID-19 pandemic. Declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these investments. Market volatility also caused significant increases in credit spreads, and any continued volatility may increase our borrowing costs and decrease product fee income. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices.
The extent of the COVID-19 pandemic’s impact on us will depend on future developments that are still highly uncertain including the severity and duration of the pandemic, actions taken by governments and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 and its variants.
Conditions in the global capital markets and the economy.
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors affect economic conditions and consumer confidence, including the COVID-19 pandemic and government reactions thereto, the pace of economic growth in the U.S., equity market performance, low interest rates and potential changes in fiscal or monetary policy. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
In an economic downturn, the demand for our products and our investment returns could be materially and adversely affected. The profitability of many of our products depends in part on the value of the assets supporting them, which may fluctuate substantially depending on various market conditions. In addition, a change in market conditions could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency and adversely affect profitability. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, market conditions may adversely affect the availability and cost of reinsurance protections and the availability and performance of hedging instruments.
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the account value (“AV”) of our annuity and variable life contracts which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations or prolonged periods of low interest rates.
Some of our products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates and interest rate benchmarks may adversely affect our investment returns and results of operations, including in the following respects:

•changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our General Account investments supporting the contracts;
•when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, which could reduce our net income;
•a decline in interest rates accompanied by unexpected prepayments of certain investments may result in reduced investment income and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments may result in a decline in our profitability;
•changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;
•changes in interest rates may adversely impact our liquidity and increase our costs of financing and hedges;
•we may not be able to effectively mitigate and we may sometimes choose not to fully mitigate or to increase, the interest rate risk of our assets relative to our liabilities; and
•the delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect such changes in assumptions in products available for sale may negatively impact the long-term profitability of certain products sold during the intervening period.
A prolonged period during which interest rates remain low may result in greater costs associated with certain of our product features; higher costs for some derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition, an extended period of declining or low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. Furthermore, such an environment may cause certain policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates.
Adverse capital and credit market conditions.
Volatility and disruption in the capital and credit markets may exert downward pressure on the availability of liquidity and credit capacity. We need liquidity to pay our operating expenses (including potential hedging losses), interest expenses and any dividends. Without sufficient liquidity, we could be required to curtail our operations and our business would suffer. While we expect that our future liquidity needs will be satisfied primarily through cash generated by our operations, borrowings from third parties and dividends and distributions from our subsidiaries, it is possible that we will not be able to meet our anticipated short-term and long-term benefit and expense payment obligations. If current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt or the capital markets. These services may not be available during times of stress or may only be available on unfavorable terms. If we are unable to access capital markets to issue new debt, refinance existing debt or sell additional shares as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted. Volatility in the capital markets may also consume liquidity as we pay hedge losses and meet collateral requirements related to market movements. We expect these hedging programs to incur losses in certain market scenarios, creating a need to pay cash settlements or post collateral to counterparties. Although our liabilities will also be reduced in these scenarios, this reduction is not immediate, and so in the short term, hedging losses will reduce available liquidity.
Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. Ratings agencies may change our credit ratings, and any downgrade is likely to increase our borrowing costs and limit our access to the capital markets and could be detrimental to our business relationships with distribution partners. Our business, results of operations, financial condition, liquidity, statutory capital or rating agency capital position could be materially and adversely affected by disruptions in the capital and credit markets.

Risks Relating to Our Operations
Failure to protect the confidentiality of customer information or proprietary business information.
Our confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and Equitable Financial’s employees) is retained on Equitable Financial’s and certain third parties’ information systems. The privacy of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program; however, failure to implement and maintain effective cybersecurity programs, or any compromise of the security of these information systems, or the cloud-based systems Equitable Financial uses, through cyber-attacks or for any other reason that results in unauthorized access, use, disclosure or destruction of personally identifiable information or customer information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition.
Our operational failures or those of service providers on which we rely.
Weaknesses or failures in our internal processes or systems or those of our vendors could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
The occurrence of a catastrophe, including natural or man-made disasters.
Any catastrophic event, such as pandemic diseases like COVID-19, terrorist attacks, accidents, floods, severe storms or hurricanes or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions the services provided Equitable Financial and our significant vendors. The operational systems of Equitable Financial are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with disaster recovery systems of Equitable Financial or our significant vendors could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and operating results due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. The Equitable Financial workforce may be unable to be physically located at one of its facilities, which could result in lengthy interruptions in our service. A catastrophe may affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics.
Equitable Financial’s, Equitable Advisors’ and Equitable Network’s ability to recruit, motivate and retain key employees and experienced and productive financial professionals.
Our business depends on Equitable Financial’s ability to recruit, motivate and retain highly skilled, technical, investment, managerial and executive personnel, and there is no assurance that our affiliates will be able to do so. Equitable Financial’s financial professionals and key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. We cannot provide assurances that Equitable Financial, Equitable Advisors or Equitable Network will be successful in their respective efforts to recruit, motivate and retain key employees and top financial professionals and the loss of such employees and professionals could have a material adverse effect on our business, results of operations or financial condition.
Misconduct by Equitable Financial’s employees or associated financial professionals.
Misconduct by Equitable Financial’s employees, associated financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law, regulatory sanctions or serious reputational or financial harm. Equitable Financial employs controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If Equitable Financial employees or associated financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
Potential strategic transactions.
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, joint ventures and similar transactions. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.
Changes in accounting standards.
Our financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 of the Notes to Financial Statements.
The replacement of LIBOR may affect our cost of capital and net investment income.
It is anticipated that LIBOR will be discontinued no later than June 2023. As a result, existing loans, investments and other contracts relying on a LIBOR benchmark will need to designate a replacement rate. In addition, derivatives and other contracts used to hedge those contracts will generally need to be conformed to provide a similar alternative rate to that being hedged. In addition, because it is anticipated that banks will no longer extend loans based on LIBOR, new lines of credit we enter into will need to be benchmarked to a new benchmark rate. In light of the LIBOR transition, we anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts. We have inventoried all aspects of our business that utilize a LIBOR benchmark and, for those instruments that currently do not have an appropriate fallback rate, we are in the process of either disposing of the instrument or negotiating a fallback rate. There is no assurance that we will complete this process by the transition date or that the alternative rate we negotiate will not be materially less favorable than the previous, LIBOR-based rate.
Climate change may adversely affect our investment portfolio and investor sentiment.
Climate change could pose a systemic risk to the financial system. Disasters related to climate change and regulation related to climate change may affect the entities in which we invest, our willingness to continue to invest and the value of, and return from our investments. It may also affect our counterparties, including reinsurers and derivatives counterparties. We cannot predict the long-term impacts to our business from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio. A failure to identify and address these issues could have a material adverse effect on our business, results of operations or financial condition.
Risks Relating to Credit, Counterparties and Investments
Our counterparties’ requirements to pledge collateral related to declines in estimated fair value of derivative contracts.
We use derivatives and other instruments to help us mitigate various business risks. Our transactions with financial and other institutions generally specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the derivatives contracts. If our counterparties fail or refuse to honor their obligations under these contracts, we could face significant losses to the extent collateral agreements do not fully offset our exposures and our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our business, results of operations or financial condition.
Changes in the actual or perceived soundness or condition of other financial institutions and market participants.

A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. Such failures could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a financial institution may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations or financial condition. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry.
Losses due to defaults by third parties and affiliates, including outsourcing relationships.
We depend on third parties and affiliates that owe us money, securities or other assets to pay or perform under their obligations. Defaults by one or more of these parties could have a material adverse effect on our business, results of operations or financial condition. Moreover, as a result of contractual provisions certain swap dealers require us to add to derivatives documentation and to agreements, we may not be able to exercise default rights or enforce transfer restrictions against certain counterparties which may limit our ability to recover amounts due to us upon a counterparty’s default. We rely on various counterparties and other vendors to augment our existing investment, operational, financial and technological capabilities, but the use of a vendor does not diminish our responsibility to ensure that client and regulatory obligations are met. Disruptions in the financial markets and other economic challenges may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs and impair our ability to conduct business. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses or adversely affect our ability to use those securities or obligations for liquidity purposes.
Economic downturns, defaults and other events may adversely affect our investments.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events that adversely affect the issuers or guarantors of securities we own or the underlying collateral of structured securities we own could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. We may have to hold more capital to support our securities to maintain our RBC level, should securities we hold suffer a ratings downgrade. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our business, results of operations, liquidity or financial condition in, or at the end of, any quarterly or annual period.
Some of our investments are relatively illiquid and may be difficult to sell.
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities and alternative investments. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were required to liquidate these investments on short notice or were required to post or return collateral, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize. The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices, which could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Risks Relating to Reinsurance and Hedging
Our reinsurance and hedging programs.
We seek to mitigate some risks associated with the minimum crediting rate contained in certain of our products through our hedging and reinsurance programs. However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks.
Reinsurance—We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. If a reinsurer raises the rates that it charges on a block of in-force business, we may not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks.
Hedging Programs—We use a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the minimum crediting rates on our variable annuity and life products from unfavorable changes in benefit exposures due to movements in the capital markets. In certain cases, however, we may not be able to effectively apply these techniques because the derivatives markets in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly, but not only, during periods of high market volatility, which could adversely impact our business, results of operations or financial condition. If we are unable to effectively hedge these risks, we could experience economic losses which could have a material adverse impact on our business, results of operations or financial condition. Additionally, our strategies may result in under or over-hedging our liability exposure, which could result in an increase in our hedging losses and greater volatility in our earnings and have a material adverse effect on our business, results of operations or financial condition. For further discussion, see “—Risks Relating to Estimates, Assumptions and Valuations—Our risk management policies and procedures.”
Risks Relating to Our Products, Our Structure and Product Distribution
The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. Our financial strength and credit ratings are significantly influenced by our statutory surplus amount and our RBC ratio. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios may limit our ability to make dividends or distributions, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
A downgrade in our financial strength and claims-paying ratings.
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to capital.
Holdings could sell insurance or annuity products through another one of its insurance subsidiaries which would result in reduced sales of our products and total revenues.
We are an indirect, wholly owned subsidiary of Holdings, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of Holdings’ ongoing efforts to efficiently manage capital amongst its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, Holdings could sell insurance and annuity products through another one of its insurance subsidiaries instead of us, which would result in reduced sales of our products and total revenues. This in turn would negatively impact our business, results of operations and financial condition.
A loss of, or significant change in, key product distribution relationships.
We distribute certain products under agreements with third-party distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels. An interruption or significant change in certain key relationships could materially and adversely affect our ability to market our products and could have a material adverse effect on our business, results of operation or financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors, which could reduce sales.
We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to third-party distributors when providing investment advice to retail and other customers. Regulatory changes may also adversely impact our product distribution relationships.
Risks Relating to Estimates, Assumptions and Valuations
Our risk management policies and procedures.
Our policies and procedures, including hedging programs, to identify, monitor and manage risks may not be adequate or fully effective. Many of our methods of managing risk and exposures are based upon our use of historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Moreover definitions used in our derivatives contracts may differ from those used in the contract being hedged. For example, swap documents typically use SOFR as a fallback to LIBOR whereas corporate or municipal bonds or loans held by us may use different fallback rates. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses, including both losses based on the risk being hedged as well as losses based on the derivative. The terms of the derivatives and other instruments used to hedge the stated risks may not match those of the instruments they are hedging which could cause unpredictability in results.

Our reserves could be inadequate and product profitability could decrease due to differences between our actual experience and management’s estimates and assumptions.
Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, persistency, interest rates, future equity performance, reinvestment rates, claims experience and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions at least annually and, if necessary, update our assumptions as additional information becomes available. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly, and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition. Future reserve increases in connection with experience updates could be material and adverse to our results of operations or financial condition.
Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if we are permitted under the contract to increase premiums or adjust other charges and credits, we may not be able to do so due to litigation, point of sale disclosures, regulatory reputation and market risk or due to actions by our competitors. In addition, the development of a secondary market for life insurance could adversely affect the profitability of existing business and our pricing assumptions for new business.
We may be required to accelerate the amortization of DAC.
DAC represents policy acquisition costs that have been capitalized. Capitalized costs associated with DAC are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. On an ongoing basis, we test the DAC recorded on our balance sheets to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to Separate Accounts fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur or persist, we could be required to accelerate the amortization of DAC, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our business, results of operations or financial condition.
Our financial models rely on estimates, assumptions and projections.
We use models in our hedging programs and many other aspects of our operations including, but not limited to, product development and pricing, capital management, the estimation of actuarial reserves, the amortization of DAC and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect such errors could materially and adversely impact our business, results of operations or financial condition.
Subjectivity of the determination of the amount of allowances and impairments taken on our investments.
The determination of the amount of allowances and impairments varies by investment type and is based upon our evaluation of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that management’s judgments, as reflected in our financial statements, will ultimately prove to be an accurate estimate of the actual diminution in realized value. Historical trends may not be indicative of future impairments or allowances. Additional impairments may need to be taken or allowances provided for in the future that could have a material adverse effect on our business, results of operations or financial condition. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our business, results of operations or financial condition.
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. For additional information on regulatory developments and the risks we face, including the Dodd-Frank Act and regulation by the NAIC, see “Business—Regulation.”
Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the DOL and the IRS. Failure to administer our products in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations.
We are required to file periodic and other reports within certain time periods imposed by U.S. federal securities laws, rules and regulations. Failure to file such reports within the designated time period or failure to accurately report our financial condition or results of operations could require us to curtail or cease sales of certain of our products or delay the launch of new products or new features, which could cause a significant disruption in our business. If our affiliated and third-party distribution platforms are required to curtail or cease sales of our products, we may lose shelf space for our products indefinitely, even once we are able to resume sales.
We currently use a captive reinsurer as part of our capital management strategy. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance and applies retroactively, without grandfathering provisions for existing captive reinsurance entities, could have a material adverse effect on our financial condition or results of operations.
In addition, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. These emerging regulatory initiatives, or any policies adopted by investors to address changing societal perceptions on climate change, could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.
Changes in U.S. tax laws and regulations or interpretations thereof.
Changes in tax laws and regulations or interpretations of such laws, including U.S. tax reform, could increase our corporate taxes and reduce our earnings. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes and authorities who have not imposed taxes in the past, may impose additional taxes. Any such changes may harm our business, results of operations or financial condition.
Legal proceedings and regulatory actions.
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings pending against us, see Note 13 of the Notes to Financial Statements.
General Risks
Competition from other insurance companies, banks and other financial institutions.
We face strong competition from others offering the types of products and services we provide. It is difficult to provide unique insurance products because, once such products are made available to the public, they often are reproduced and offered by our competitors. If competitors charge lower fees for similar products or services, we may decide to reduce the fees on our own products or services in order to retain or attract customers.
Competition may adversely impact our market share and profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, have higher claims-paying or credit ratings, have better brand recognition or have more established relationships with clients than we do. We also face competition from new market entrants or non-traditional or online competitors, many of whom are leveraging digital technology that may challenge the position of traditional financial service companies. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not materially and adversely impact our business, results of operations or financial condition.
Our information systems may fail or their security may be compromised.
Our business is highly dependent upon the effective operation of Equitable Financial’s information systems and those of our vendors on which our business operations rely. Although Equitable Financial has implemented a formal, risk-based data security and cybersecurity program to mitigate potential risk, Equitable Financial’s information systems and those of our vendors and service providers may nevertheless be vulnerable to physical or cyber-attacks, computer viruses and malicious code, or other computer related attacks, programming errors and similar disruptive problems which may not be immediately detected. The failure of these systems could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations or financial condition or reputational harm. In addition, a failure of these systems could lead to the possibility of litigation or regulatory investigations or actions, including regulatory actions by state and federal governmental authorities.
Protecting our intellectual property.
We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from using and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business, results of operations or financial condition.

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES

We do not lease or own space for our operations. Facilities are provided to us for the conduct of our business pursuant to service agreements with affiliated companies. For additional information, see Note 9 of the Notes to Financial Statements.

Part I, Item 3.
LEGAL PROCEEDINGS
For information on certain legal proceedings pending against us, see Note 13 of the Notes to Financial Statements and “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2021, all of Equitable America’s common equity was owned by EFS. Consequently, there is no established public market for Equitable America’s common stock.
Dividends
Equitable America did not pay shareholder dividends during 2021, 2020 or 2019. For information on Equitable America’s present and future ability to pay dividends, see Note 14 of the Notes to Financial Statements and “Risk Factors—Legal and Regulatory Risks.”

Part II, Item 6. [Reserved]

Part II, Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A for the Company should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” and the financial statements and related Notes to Financial Statements included elsewhere in this Form 10-K. The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Holdings.

Executive Summary
Overview
We are an indirect, wholly-owned subsidiary of Holdings. Our primary business is to provide life insurance and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
COVID-19 Impact
We continue to closely monitor developments related to the COVID-19 pandemic. The COVID-19 pandemic has negatively impacted the U.S. and global economies and financial markets continue to experience significant volatility as the pandemic evolves. As a financial services company, factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending all affect the business and economic environment and, ultimately, the amount and profitability of our business. The ongoing economic impact and the potential for continued volatility and declines in the capital markets could have a significant adverse effect on our business, results of operations and financial condition, particularly if economic activity and financial markets do not recover or recover slowly.
The pandemic and related economic impacts could adversely affect demand for our products and services and our investment returns. The profitability of many of our products depends in part on the value of the AUM supporting them, which could decline substantially depending on any of the foregoing conditions. In addition, the growing number of COVID-19 related deaths could have an adverse effect on our business due to increased mortality and morbidity rates. To date, COVID-related impacts, including adverse mortality experience, have been manageable and below initial expectations.
Efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and the institution of social distancing requirements in many states and local communities. In response to the pandemic, we have adapted our processes to meet client needs. For example, we modified our underwriting policies to offer a fluid-less, touchless process to help more clients access the protection they need. In addition, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company.
While the COVID-19 pandemic significantly affected the capital markets and economy, we believe the actions we have previously taken help assure that our economic balance sheet is protected from interest rate and equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force products. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
While the COVID-19 pandemic has negatively impacted our business and financial results, the extent and nature of its full financial impact cannot reasonably be estimated at this time due to developments that are still highly uncertain, including the severity and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the availability and efficacy of vaccines against COVID-19 and its variants. For additional information regarding the potential impacts of the COVID-19 pandemic, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic.”
Revenues
Our revenues come from three principal sources:
•fee income derived from our products
•premiums from our traditional life insurance, annuity, and employee benefits products; and
•investment income from our General Account investment portfolio.
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our life insurance and annuity products which are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and covered lives, and the persistency of our in-force policies, which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our General Account investment portfolio and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
Benefits and Other Deductions
Our primary expenses are:
•policyholders’ benefits and interest credited to policyholders’ account balances;
•sales commissions and compensation paid to intermediaries and advisors that distribute our products and services; and
•compensation and benefits provided to Equitable Financial’s employees and other operating expenses.
Policyholders’ benefits are driven primarily by mortality, morbidity, customer withdrawals and benefits which change in response to changes in capital market conditions. In addition, some of our policyholders’ benefits are directly tied to the AV and benefit base of our variable annuity products. Interest credited to policyholders varies in relation to the amount of the underlying AV or benefit base. Sales commissions and compensation paid to intermediaries and advisors vary in relation to premium and fee income generated from these sources, whereas compensation and benefits to Equitable Financial’s employees are more constant and impacted by market wages and decline with increases in efficiency. Our ability to manage these expenses across various economic cycles and products is critical to the profitability of our company.
Macroeconomic and Industry Trends
Our business and results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions, including, among others, the COVID-19 pandemic, volatility in financial markets, rising inflation rates, continued low interest rates, changes in fiscal or monetary policy and supply chain disruptions.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including changes in interest rates, which are anticipated to occur in 2022 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates falling and/or remaining below historical averages, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk.”
Interest Rate Environment
We believe the interest rate environment will continue to impact our business and financial performance in the future. A prolonged low interest rate environment may subject us to increased hedging costs or an increase in the amount of reserves we are required to hold, lowering our statutory surplus.
Regulatory Developments
We are regulated primarily by the Arizona Department of Insurance and Financial Institutions, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements. For additional information on the regulatory developments, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risk.”
Significant Factors Impacting Our Results
The following significant factors have impacted, and may in the future impact, our financial condition, results of operations or cash flows.
Impact of Hedging on Results
We have offered and continue to offer variable annuity and life insurance products. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities not measured at fair value, are recognized over time. This results in net income volatility.
Effect of Assumption Updates on Operating Results
Our actuaries oversee the valuation of the product liabilities and assets and review the underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) are based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (ii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iii) certain product guarantees reported as embedded derivatives at fair value.
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to Financial Statements and “Summary of Critical Accounting Estimates —Liability for Future Policy Benefits.”
Assumption Updates and Model Changes
We conduct our annual review of our assumptions and models during the third quarter of each year. We also update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
2021 Assumption Updates
The impact of the assumption update in the third quarter of 2021 was a decrease of $12 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $9 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $12 million consisted of increases in policy charges and fee income of $2 million, policyholders’ benefits of $10 million and amortization of DAC of $4 million.
2020 Assumption Updates
Our annual review in the third quarter of 2020 resulted in an immaterial increase in income (loss) from operations, before income taxes of $2 million and increased net income (loss) by $2 million.
In 2020, in addition to the annual review, we updated our assumptions in the first quarter due to the extraordinary economic conditions driven by the COVID-19 pandemic. The first quarter update included an update to the interest rate assumption to grade from the current interest rate environment at that time to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
The net impact of assumption updates during 2020 was a decrease in policy charges and fee income of $9 million, decreased policyholders’ benefits of $1 million, and increased amortization of DAC by $8 million. This resulted in a decrease in income (loss) from operations, before income taxes of $16 million and decreased net income (loss) by $13 million. The 2020 impacts related to assumption updates were primarily driven by the first quarter updates.
2021 Model Changes

We updated our models in the third quarter of 2021 to better reflect our crediting rate strategy on indexed universal life products. This resulted in an increase in income (loss) from operations, before income taxes of $21 million and increased net income (loss) by $17 million.
2020 Model Changes
There was no material impact to our income (loss) from continuing operations, before income taxes or net income (loss) from model changes during 2020.
Impact of Assumption Update and COVID-19 Impacts on Income from Continuing Operations before income taxes and Net income (loss)
The unprecedented and rapid spread of COVID-19 and the related restrictions and social distancing measures implemented throughout the world have caused severe, lasting turmoil in the financial markets during the year ended December 31, 2020.
The table below presents COVID-19 pandemic related impacts on income (loss) from continuing operations, before income taxes and on net income (loss) during the year ended December 31, 2020:

	Year Ended December 31, 2020
	COVID-19 Impacts
	Interest Rate Assumption Update	Impacts other than Interest Rate Assumption Update (1)	Total
	(in millions)
Net income (loss) from continuing operations, before income taxes	$(18)	$(12)	$(30)
Income tax (expense) benefit	4	2	6
Net income (loss) from continuing operations, net of taxes	$(14)	$(10)	$(24)
_______________
(1) Includes amounts primarily due to non-variable annuity hedging impacts resulting from unprecedented volatility in equity markets and accelerated amortization of DAC resulting from first quarter 2020 interest rate assumption update.
Results of Operations
The following table summarizes our statements of income (loss) for the years ended December 31, 2021 and 2020:

Statement of Income (Loss)

	Year Ended December 31,
	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$275	$261
Premiums	157	106
Net derivative gains (losses)	(1)	(16)
Net investment income (loss)	90	83
Investment gains (losses), net	4	1
Other income	10	8
Total revenues	535	443

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	239	184
Interest credited to policyholders’ account balances	82	90

	Year Ended December 31,
	2021	2020
	(in millions)
Compensation and benefits	35	35
Commissions	76	58
Amortization of deferred policy acquisition costs	25	31
Other operating costs and expenses	96	83
Total benefits and other deductions	553	481
Income (loss) from continuing operations, before income taxes	(18)	(38)
Income tax (expense) benefit	5	29
Net income (loss)	$(13)	$(9)

The following discussion compares the results for the year ended December 31, 2021 to the year ended December 31, 2020.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income (Loss) Attributable to Equitable America
Net loss attributable to Equitable America increased by $4 million, to a net loss of $13 million for the year ended December 31, 2021 from a net loss of $9 million for the year ended December 31, 2020, primarily driven by the following notable items:
Unfavorable items included:
•Policyholders’ benefits increased by $55 million mainly due to growth of the employee benefits business.
•Commissions increased by $18 million mainly due to growth in sales.
•Other operating costs and expenses increased by $13 million primarily driven by higher expenses from business growth.
•Income tax benefit decreased by $24 million primarily driven by the 2020 audit close and a decrease in pre-tax loss in the year ended December 31, 2021 compared to the year ended December 31, 2020.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $67 million mainly due to business growth, primarily driven by an increase in employee benefits premiums.
•Net derivative losses decreased $15 million mainly due to greater market appreciation in 2021.
•Net investment income increased by $7 million mainly due to higher average invested assets.
•Interest credited to policyholders’ account balances decreased by $8 million mainly due to convexity in 2020, not repeating in 2021.
•Amortization of deferred policy acquisition costs decreased by $6 million mainly due to a 2021 model change for IUL, offset by growth in the business.

See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the COVID-19-related assumption update.
Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to certain contractual obligations as of December 31, 2021. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2022	2023-2024	2025-2026	2027 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$7,379	$(154)	$(258)	$(137)	$7,928
Total Material Cash Requirements	$7,379	$(154)	$(258)	$(137)	$7,928
_______________
(1)Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates, see “— Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.” Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.
Unrecognized tax benefits of $1 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to the Financial Statements. The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•accounting for reinsurance;
•capitalization and amortization of DAC;
•estimated fair values of investments in the absence of quoted market values and investment impairments;
•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and
•measurement of income taxes and the valuation of deferred tax assets.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
Liability for Future Policy Benefits
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The assumptions used in establishing reserves are generally based on our experience, industry experience or other factors, as applicable. At least annually we review our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, and update assumptions when appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.
The reserving methodologies used include the following:

•UL and investment-type contract policyholder account balances are equal to the policy AV. The policy AV represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.
•Non-participating traditional life insurance future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest.

For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or DSI), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.
For certain reserves, such as those related to GMDB and GMIB, we use current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on periodic reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.
For certain GMxB features, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contract holders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.
The assumptions used in establishing reserves are generally based on our experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.
URR primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, consistent with DAC.
See Note 2 of the Notes to Financial Statements for additional information on our accounting policy relating to GMxB features and liability for future policy benefits and Note 7 of the Notes to Financial Statements for future policyholder benefit liabilities.
Traditional Annuities
The reserves for future policy benefits for annuities are exclusively payout annuities, and are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates at contract inception. Interest rates used in establishing retained annuity liabilities are approximately 0.25%. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to those evaluated in our security impairment process. See “DAC—Estimated Fair Value of Investments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards.

We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
For reinsurance contracts, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
See Note 8 of the Notes to Financial Statements for additional information on our reinsurance.
DAC
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions, certain direct-response advertising expenses and other direct costs, other deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.
Amortization Methodologies
Traditional Life Insurance Policies
DAC associated with traditional life policies is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.
Universal Life and Investment-type Contracts
DAC associated with certain variable annuity products is amortized based on estimated assessments, with the remainder of variable annuity products, UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in net income (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in equity as of the balance sheet date.
Quarterly adjustments to the DAC balance are made for current period experience and market performance related adjustments, and the impact of reviews of estimated total gross profits. The quarterly adjustments for current period experience reflect the impact of differences between actual and previously estimated expected gross profits for a given period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, cumulative adjustment to all previous periods’ costs is recognized.
During each accounting period, the DAC balances are evaluated and adjusted with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in the assumptions regarding estimated future gross profits. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in equity as of the balance sheet date.
For the variable and UL policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used. Mortality assumptions represent our expected claims experience over the life of these policies and are based on a long-term average of actual company experience. This assumption is updated periodically to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization.
Loss Recognition Testing
After the initial establishment of reserves, loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC is first written off, and thereafter a premium deficiency reserve is established by a charge to earnings.
The Company did not accelerate amortization of DAC due to loss recognition events during 2021 or 2020.
Additionally, in certain policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition; however the pattern of earnings may be such that profits are expected to be recognized in earlier years and then followed by losses in later years. In these situations, an additional profits followed by loss liability should be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. At December 31, 2021, no PFBL reserve was required.
In addition, we are required to analyze the impacts from net unrealized investment gains and losses on our AFS investment securities backing insurance liabilities, as if those unrealized investment gains and losses were realized. This may result in the recognition of unrealized gains and losses on related insurance assets and liabilities in a manner consistent with the recognition of the unrealized gains and losses on AFS investment securities within the statements of comprehensive income and changes in equity. Changes to net unrealized investment gains (losses) may increase or decrease the ending DAC balance. Similar to a loss recognition event, when the DAC balance is reduced to zero, additional insurance liabilities are established if necessary. Unlike a loss recognition event, which is based on changes in net unrealized investment gains (losses), these adjustments may reverse from period to period.
Sensitivity of DAC to Changes in Future Mortality Assumptions
The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1.0%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality
December 31, 2021

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$7
Increase in future mortality by 1%	(7)
Sensitivity of DAC to Changes in Future Rate of Return Assumptions
A significant assumption in the amortization of DAC relates to projected future Separate Accounts performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a RTM approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2021, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (5.8% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (13.8% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% (-1.2% net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 0.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. As of December 31, 2021, current projections of future returns assume a 0% annualized return for the next nine quarters grading to a reversion to the mean of 7.0% in fourteen quarters.
Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.
The following table provides an example of the sensitivity of the DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1.0%. This information considers only the effect of changes in the future Separate Accounts rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return (1)
December 31, 2021

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(8)
Increase in future rate of return by 1%	13
Estimated Fair Value of Investments
Our investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities and derivative financial instruments, including exchange traded equity and interest rate futures contracts, as well as equity options used to manage various risks relating to its business operations.
Fair Value Measurements
Investments reported at fair value in our balance sheets include fixed maturity securities classified as AFS and certain other invested assets, such as freestanding derivatives. In addition, the liability for the GMxB derivative features and the liability for MSO and IUL indexed features are considered embedded or freestanding insurance derivatives and are reported at fair value.
When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, we estimate fair value based on market standard valuation methodologies. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Substantially the same approach is used by us to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 6 of the Notes to Financial Statements.
Impairments and Valuation Allowances
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in investment gains (losses), net. The amortized cost of fixed maturities was adjusted for impairments in value deemed to be other than temporary which are recognized in investment gains (losses), net.
With the assistance of our investment advisors, we evaluate AFS debt securities that experience a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by our IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
We recognize an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. We do not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as was permitted to do prior to January 1, 2020.
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting allowance is recognized in income (loss) and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. We elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where we collect cash that has previously been written off, the recovery will be recognized through earnings or as a reduction of the amortized cost basis for interest and principal, respectively.
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the collateral value measurement method is used.
For commercial mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•LTV ratio—Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the LTV ratio is in excess of 100%. In the case where the LTV is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.
•DSC ratio—Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•Occupancy—Criteria vary by property type but low or below market occupancy is an indicator of sub-par property performance.
•Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
•Maturity—Mortgage loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.
•Borrower/tenant related issues—Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.
•Payment status–current vs. delinquent—A history of delinquent payments may be a cause for concern.
•Property condition—Significant deferred maintenance observed during the lenders annual site inspections.
•Other—Any other factors such as current economic conditions may call into question the performance of the loan.
Mortgage loans also are individually evaluated quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and all mortgages in the process of foreclosure are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.
Impaired mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.
See Notes 2 and 3 of the Notes to Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives

We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 6 of the Notes to Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization, utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to the Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. For direct liabilities, risk margins are primarily applied to non-capital market risk assumptions and the establishment of such risk margins requires the use of significant management judgment.
With respect to assumptions regarding policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review.
See Note 4 of the Notes to Financial Statements for additional information on our derivatives and hedging programs.
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.
Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities, and in evaluating our tax positions including evaluating uncertainties under the guidance for Accounting for Uncertainty in Income Taxes. Under the guidance, we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.
Our tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.
Adoption of New Accounting Pronouncements
See Note 2 of the Notes to Financial Statements for a complete discussion of newly issued accounting pronouncements.

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equitable America is subject to financial, market, political and economic risks, as well as to risks inherent in our business operations. The discussion that follows provides additional information on market risks arising from ours insurance asset/liability management activities. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value

Assets with interest rate risk include AFS fixed maturities and mortgage loans that make up 86.4% and 83.9% of the fair value of the General Account investment portfolio as of December 31, 2021 and 2020, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2021 and 2020 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2021			December 31, 2020
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$2,544	$(205)	$238	$2,439	$(195)	$226
Floating rate	28	(1)	1	6	—	1
Mortgage loans	18	(1)	—	18	(1)	—

A one percent increase/decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2021 and 2020, the aggregate carrying values of insurance contracts with interest rate risk were $120 million and $129 million, respectively. The aggregate fair value of such liabilities as of December 31, 2021 and 2020 were $124 million and $142 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $6 million and $9 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
Asset/liability management is integrated into many aspects of our operations, including investment decisions, product development and determination of crediting rates. As part of our risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management to reduce exposures to equity market fluctuations. As more fully described in Note 2 and Note 4 of the Notes to Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for us because the counterparty would owe money to us if the contract were closed. Alternatively, a negative value indicates we would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk.
As of December 31, 2021 and 2020, the net fair values of our derivatives were $18 million and $17 million, respectively.
The table below shows the equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value After -100 Basis Point Change	Fair Value	Fair Value After +100 Basis Point Change
	(In millions, except for Weighted Average Term)
December 31, 2021
Futures	$120	—	$—	$—	$(17)
Total	$120		$—	$—	$(17)
December 31, 2020
Futures	—	—	—	—	—
Total	$—		$—	$—	$—

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2021
Futures	$295	—	$—	$(25)
Options	59	1	3	2
Total	$354		$3	$(23)
December 31, 2020
Futures	$278	—	$—	$(28)
Options	59	1	3	3
Total	$337		$3	$(25)

Part II, Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company of America
Opinion on the Financial Statements
We have audited the financial statements, including the related notes and financial statement schedules, of Equitable Financial Life Insurance Company of America (the “Company”) as listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) and Amortization of Unearned Revenue Reserves (“URR”) related to Variable and Interest Sensitive Life Products
As described in Note 2 to the financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred, and Future policy benefits and other policyholders’ liabilities includes URR, which represents policy charges for services to be provided in future periods that are deferred. A significant portion of the $637 million of DAC and $470 million of future policy benefits and other policyholders’ liabilities as of December 31, 2021, is associated with the variable and interest sensitive life products. DAC and URR associated with Universal Life and investment-type products are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates and the URR amortization estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.

The principal considerations for our determination that performing procedures relating to the amortization and valuation of DAC and amortization of URR related to variable and interest sensitive life products is a critical audit matter are (i) the significant judgment by management when determining the amortization and valuation estimates, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the relevant models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the amortization and valuation of DAC and the amortization of URR related to variable and interest sensitive life products, including controls over the relevant models and development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the amortization and valuation estimates of DAC and amortization estimates of URR, which included (i) testing the completeness and accuracy of the historical data used by management to develop and update the significant assumptions, (ii) testing that significant assumptions are accurately reflected in the relevant models, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the relevant models and the reasonableness of the significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread based on consideration of the Company’s experience, industry trends, and market conditions, as applicable.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 4, 2022

We have served as the Company’s auditor since at least 1998. We have not been able to determine the specific year we began serving as auditor of the Company.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Balance Sheets
December 31, 2021 and 2020

	2021	2020
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $2,444 and $2,197) (allowance for credit losses of $0 and $0 )	$2,572	$2,445
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	17	17
Policy loans	238	229
Other equity investments	23	—
Other invested assets	19	82
Total investments	2,869	2,773
Cash and cash equivalents	127	161
Deferred policy acquisition costs	637	477
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,136	1,186
Current and deferred income taxes	15	27
Other assets	57	81
Separate Accounts assets	3,394	2,601
Total Assets	$8,235	$7,306

LIABILITIES
Policyholders’ account balances	$3,504	$3,306
Future policy benefits and other policyholders' liabilities	470	415
Amounts due to reinsurers	117	126
Other liabilities	42	72
Separate Accounts liabilities	3,394	2,601
Total Liabilities	$7,527	$6,520
Commitments and contingent liabilities (Note 13)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	679	692
Retained earnings	(60)	(47)
Accumulated other comprehensive income (loss)	86	138
Total Equity	708	786
Total Liabilities and Equity	$8,235	$7,306

See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Income (Loss)
Years Ended December 31, 2021, 2020, and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
REVENUES
Policy charges and fee income	$275	$261	$245
Premiums	157	106	67
Net derivative gains (losses)	(1)	(16)	4
Net investment income (loss)	90	83	71
Investment gains (losses), net	4	1	—
Other income	10	8	9
Total revenues	535	443	396

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	239	184	107
Interest credited to policyholders’ account balances	82	90	84
Compensation and benefits	35	35	22
Commissions	76	58	50
Amortization of deferred policy acquisition costs	25	31	92
Other operating costs and expenses	96	83	99
Total benefits and other deductions	553	481	454
Income (loss) from continuing operations, before income taxes	(18)	(38)	(58)
Income tax (expense) benefit	5	29	13
Net income (loss)	$(13)	$(9)	$(45)

See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Comprehensive Income (Loss)
Years Ended December 31, 2021, 2020, and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(13)	$(9)	$(45)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(52)	90	60
Other comprehensive income (loss), net of income taxes	(52)	90	60
Comprehensive income (loss)	$(65)	$81	$15
_____________
(1)See Note 12 of the Notes to these Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Equity
Years Ended December 31, 2021, 2020, and 2019

	Year Ended December 31,
	Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity
	(in millions)
January 1, 2021	$3	$692	$(47)	$138	$786
Net income (loss)	—	—	(13)	—	(13)
Capital contribution from parent	—	50	—	—	50
Other comprehensive income (loss)	—	—	—	(52)	(52)
Dividend of AB Units to parent	—	(61)	—	—	(61)
Other	—	(2)	—	—	(2)
December 31, 2021	$3	$679	$(60)	$86	$708
January 1, 2020	$3	$403	$(38)	$48	$416
Net income (loss)	—	—	(9)	—	(9)
Capital contribution from parent	—	285	—	—	285
Other comprehensive income (loss)	—	—	—	90	90
Other	—	4	—	—	4
December 31, 2020	$3	$692	$(47)	$138	$786
January 1, 2019	3	333	7	(12)	331
Net income (loss)	—	—	(45)	—	(45)
Capital contribution from parent	—	70	—	—	70
Other comprehensive income (loss)	—	—	—	60	60
December 31, 2019	$3	$403	$(38)	$48	$416
See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(13)	$(9)	$(45)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	82	90	84
Policy charges and fee income	(275)	(261)	(245)
Net derivative (gains) losses	1	16	(4)
Dividend from AB Units	5	8	7
Equity in (income) loss from AB	(3)	(8)	(7)
Investment (gains) losses, net	(4)	(1)	—
Non-cash long-term incentive compensation expense	(2)	4	—
Amortization of deferred cost of reinsurance asset	—	1	2
Amortization and depreciation	30	35	99
Changes in:
Reinsurance recoverable	19	19	(96)
Capitalization of deferred policy acquisition costs	(122)	(95)	(108)
Future policy benefits	20	34	(20)
Current and deferred income taxes	25	(28)	(13)
Other, net	(13)	(10)	5
Net cash provided by (used in) operating activities	$(250)	$(205)	$(341)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$381	$200	$121
Other	2	—	2
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(647)	(620)	(407)
Cash settlements related to derivative instruments, net	74	35	87
Other, net	(9)	(21)	23
Net cash provided by (used in) investing activities	$(199)	$(406)	$(174)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$776	$712	$599
Withdrawals	(364)	(357)	(118)
Transfer (to) from Separate Accounts	(45)	34	11
Change in collateralized pledged liabilities	—	(11)	3
Cash contribution from parent company	50	285	70
Other, net	(2)	4	(2)
Net cash provided by (used in) financing activities	$415	$667	$563

Change in cash and cash equivalents	(34)	56	48
Cash and cash equivalents, beginning of year	161	105	57
Cash and cash equivalents, end of year	$127	$161	$105

Supplemental cash flow information:
Income taxes (refunded) paid	$(31)	$(1)	$(1)

See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements

1)    ORGANIZATION
Equitable America’s primary business is providing annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Holdings. Equitable America is a stock life insurance company organized under the laws of Arizona.

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
Financial results in the historical financial statements may not be indicative of the results of operations, comprehensive income (loss), financial position, equity or cash flows that would have been achieved had we operated as a separate, standalone entity during the reporting periods presented.
The years “2021”, “2020” and “2019” refer to the years ended December 31, 2021, 2020 and 2019, respectively.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), as clarified and amended by ASU 2018-19: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05: Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief, ASU 2019-11: Codification Improvements to Topic 326, Financial Instruments-Credit Losses

ASU 2016-13 contains new guidance which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

ASU 2019-05 provides entities that have instruments within the scope of Subtopic 326-20 an option to irrevocably elect the fair value option on an instrument-by-instrument basis upon adoption of Topic 326.

ASU 2018-19, ASU 2019-04 and ASU 2019-11 clarified the codification guidance and did not materially change the standard.	On January 1, 2020, the Company adopted the new standard and completed implementation of its updated CECL models, processes and controls related to the identified financial assets that fall within the scope of the new standard. Upon adoption, the Company recorded an immaterial adjustment to reduce the opening retained earnings balance. The adjustment is primarily attributable to an increase in the allowance for credit losses associated with the Company’s commercial mortgage loan portfolios and reinsurance.

Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
ASU 2018-13: Fair Value Measurement (Topic 820)
This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements.	The Company elected to early adopt during 2019 the removal of disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and valuation processes for Level 3 fair value measurements. The Company adopted the additional disclosures related to Level 3 fair value information on January 1, 2020.
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending existing guidance.	On January 1, 2021, the Company adopted the new accounting standards update. The new guidance was applied either on a retrospective, modified retrospective or prospective basis based on the items to which the amendments relate. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows as of the adoption date.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944); ASU 2020-11: Financial Services - Insurance (Topic 944): Effective Date and Early Application

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
This ASU provides targeted improvements to existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The ASU primarily impacts four key areas, including:
1. Measurement of the liability for future policy benefits for traditional and limited payment contracts. The ASU requires companies to review, and if necessary, update cash flow assumptions at least annually for non-participating traditional and limited-payment insurance contracts. The ASU also prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts.

2. Measurement of MRBs. MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk.

3. Amortization of deferred acquisition costs. The ASU simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts.

 4. Expanded footnote disclosures. The ASU requires additional disclosures including information about significant inputs, judgements, assumptions and methods used in measurement
In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of the amendments in ASU 2018-12 for all insurance entities. ASU 2018-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is allowed.

For the liability for future policyholder benefits for traditional and limited payment contracts, companies can elect one of two adoption methods. Companies can either elect a modified retrospective transition method applied to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or a full retrospective transition method using actual historical experience information as of contract inception. The same adoption method must be used for deferred policy acquisition costs.

	For MRBs, the ASU should be applied retrospectively as of the beginning of the earliest period presented.	The Company continues to progress with implementation efforts and the evaluation of the impact that adoption of this guidance will have on the Company’s financial statements. Due to its extensive nature, the adoption of the ASU is expected to have a significant impact on the Company’s financial statements, as well as systems, processes and controls. Effective January 1, 2023, the new guidance will be adopted using the modified retrospective approach, except for MRBs which will use the full retrospective approach. The Company has created a governance framework and implementation plan to ensure timely adoption of the guidance. In preparation for implementation, the Company continues to refine key accounting policy decisions, modernize processes and update internal controls. These changes include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes. The impact on total equity of applying this ASU is estimated to be less than the current amount of reported AOCI as of December 31, 2021. The impact on total equity is mostly driven by the DAC and URR updates to amortize DAC and URR on a constant level basis, remove amortization associated with unrealized gains or losses, and excluding future deferrals in the calculation of the DAC and URR balances.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this ASU provide optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	This ASU is effective as of March 12, 2020 through December 31, 2022. On December 15, 2021, the FASB tentatively approved deferring the sunset date of the guidance in Topic 848 to December 31, 2024.	The Company is currently assessing the applicability of the optional expedients and exceptions provided under the ASU. Management is evaluating the impact that adoption of this guidance will have on the Company’s financial statements.
Investments
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Prior to January 1, 2020, the amortized cost of fixed maturities was adjusted for impairments in value deemed to be other than temporary which were recognized in Investment gains (losses), net. With the adoption of the new Financial Instruments-Credit Losses standard, changes in credit losses are recognized in investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include REITs, perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer. Effective January 1, 2021, the Company began classifying certain preferred stock as equity securities to better reflect the economics and nature of these securities. These preferred stock securities are reported in other equity investments.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
The Company recognizes an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. Management does not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist, as they were permitted to do prior to January 1, 2020.
When the Company determines that there is more than 50% likelihood that it is not going to recover the principal and interest cash flows related to an AFS debt security, the security is placed on nonaccrual status and the Company reverses accrued interest receivable against interest income. Since the nonaccrual policy results in a timely reversal of accrued interest receivable, the Company does not record an allowance for credit losses on accrued interest receivable.
If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting allowance is recognized in income (loss) and the remainder of the fair value loss is recognized in OCI. The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by discounting

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.
Write-offs of AFS debt securities are recorded when all or a portion of a financial asset is deemed uncollectible. Full or partial write-offs are recorded as reductions to the amortized cost basis of the AFS debt security and deducted from the allowance in the period in which the financial assets are deemed uncollectible. The Company elected to reverse accrued interest deemed uncollectible as a reversal of interest income. In instances where the Company collects cash that it has previously written off, the recovery will be recognized through earnings.
Policy loans represent funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.
Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less. Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value.
All securities owned, including U.S. government and agency securities, mortgage-backed securities, futures and forwards transactions, are reported in the financial statements on a trade-date basis.
Units in AB are carried on the equity method and reported in Other invested assets with equity in earnings reported in Net investment income (loss).
Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include equity and interest rate futures and equity options, all of which may be exchange-traded or contracted in the OTC market. All derivative positions are carried in the balance sheets at fair value, generally by obtaining quoted market prices or through the use of valuation models.
Freestanding derivative contracts are reported in the balance sheets either as assets within “other invested assets” or as liabilities within “other liabilities.” The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. The Company uses derivatives to manage asset/liability risk. All changes in the fair value of the Company’s freestanding derivative positions, including net receipts and payments, are included in “net derivative gains (losses)” without considering changes in the fair value of the economically associated assets or liabilities.
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When those criteria are satisfied, the resulting embedded derivative is bifurcated from the host contract, carried in the balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
Mortgage Loans on Real Estate
Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process. Prior to the adoption of CECL on January 1, 2020, mortgage loans were stated at unpaid principal balances, net of unamortized discounts, premiums and valuation allowances. Valuation

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
allowances were based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan was collateral dependent. For commercial mortgage loans, an allowance for credit loss was typically recommended when management believed it was probable that principal and interest would not be collected according to the contractual terms.
Expected credit losses for loans with similar risk characteristics are estimated on a collective (i.e., pool) basis in order to meet CECL’s risk of loss concept which requires the Company to consider possibilities of loss, even if remote.
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD/LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
For individually evaluated mortgages, the Company continues to recognize a valuation allowance on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value.
The CECL model is configured to the Company’s specifications and takes into consideration the detailed risk attributes of each discrete loan in the mortgage portfolio which include, but are not limited to the following:
•LTV ratio - Derived from current loan balance divided by the fair market value of the property. An LTV ratio in excess of 100% indicates an underwater mortgage.
•DSC ratio - Derived from actual operating earnings divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.
•Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
•Other - Any other factors such as maturity, borrower/tenant related issues, payment status, property condition, or current economic conditions may call into question the performance of the loan.
Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the Company’s IUS Committee. The allowance for credit losses on these individually evaluated mortgages is a loan-specific reserve as a result of the loan review process that is recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral. The individually assessed allowance for mortgage loans can increase or decrease from period to period based on such factors.
Individually assessed loans may include, but are not limited to, mortgages that have deteriorated in credit quality such as a TDR and reasonably expected TDRs, mortgages for which foreclosure is probable, and mortgages which have been classified as “potential problem” or “problem” loans within the Company’s IUS Committee processes as described below.
Within the IUS process, commercial mortgages 60 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgage loans. Based on its monthly monitoring of mortgages, a class of potential problem mortgage loans are also identified, consisting of mortgage loans not currently classified as problem mortgage loans but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Individually assessed mortgage loans without provision for losses are mortgage loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on mortgage loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on mortgage loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows.
Mortgage loans are placed on nonaccrual status once management believes the collection of accrued interest is not probable. Once mortgage loans are classified as nonaccrual mortgage loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. The Company charges off loan balances and accrued interest that are deemed uncollectible.
The components of amortized cost for mortgage loans on the balance sheets excludes accrued interest amounts because the Company presents accrued interest receivables within other assets. Once mortgage loans are placed on nonaccrual status, the Company reverses accrued interest receivable against interest income. Since the nonaccrual policy results in the timely reversal of accrued interest receivable, the Company does not record an allowance for credit losses on accrued interest receivable.
Net Investment Income (Loss), Investment Gains (Losses), Net, and Unrealized Investment Gains (Losses)
Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the allowance for credit losses are included in investment gains (losses), net.
Unrealized investment gains (losses) on fixed maturities designated as AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, as are amounts attributable to insurance liability loss recognition, DAC and URR related to UL policies, and investment-type products.
Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities classified as AFS and do not reflect any change in fair value of policyholders’ account balances and future policy benefits.
Fair Value of Financial Instruments
See Note 6 of the Notes to these Financial Statements for additional information regarding determining the fair value of financial instruments.
Recognition of Insurance Income and Related Expenses
Deposits related to UL and investment-type contracts are reported as deposits to policyholders’ account balances. Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.
Premiums from traditional life and annuity policies with life contingencies generally are recognized in income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of DAC.
For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as revenue when due with any excess profit deferred and recognized in income in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.
Premiums from group health contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
deferred. In each reporting period, DAC amortization, net of the accrual of imputed interest on DAC balances, is recorded to amortization of deferred policy acquisition costs. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The determination of DAC, including amortization and recoverability estimates, is based on models that involve numerous assumptions and subjective judgments, including those regarding policyholder behavior, surrender and withdrawal rates, mortality experience, and other inputs including financial market volatility and market rates of return.
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves including URR net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings.
Amortization Policy
In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.
DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on UL and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Accounts fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, changes in embedded derivatives and the reserve of products that have indexed features such as IUL and MSO, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in equity as of the balance sheet date.
A significant assumption in the amortization of DAC relates to projected future separate account performance. Management sets estimated future gross profit or assessment assumptions related to separate account performance using a long-term view of expected average market returns by applying a RTM approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2021, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (5.8% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (13.8% net of product weighted average Separate Accounts fees) and 0.0% (-1.2% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
In addition, projections of future mortality assumptions related to variable and interest-sensitive life products are based on a long-term average of actual experience. This assumption is updated periodically to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.
DAC associated with traditional life policies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in income (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy. DAC related to these policies are subject to recoverability testing as part of the Company’s premium deficiency testing. If a premium deficiency exists, DAC are reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss). If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.
For some products, policyholders can elect to modify product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. These transactions are known as internal replacements. If such modification substantially changes the contract, the associated DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as premiums ceded (assumed); and amounts due from reinsurers (amounts due to reinsurers) are established.
Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
Premiums, policy charges and fee income, and policyholders’ benefits include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other income or other operating costs and expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
For reinsurance contracts, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Policyholders’ Account Balances and Future Policy Benefits
Policyholders’ account balances relate to contracts or contract features where the Company has no significant insurance risk. This liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date.
For traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 4.5% of life insurance liabilities and a rate of 0.25% for retained annuity liabilities.
Liabilities for unpaid claims and claim adjustment expenses are established for the Company’s employee benefits products which include the following Group products: long-term and short-term disability, life insurance, vision, dental, critical Illness, and accident. Unpaid claim and claim adjustment expenses consist of (i) claim reserves for known claims that are unpaid as of the balance sheet date; (ii) Incurred But Not Reported reserves for claims where the insured event occurred but has not yet been reported to the Company or the insured has not yet satisfied elimination period to be eligible for the benefits; and (iii) claim adjustment expense reserves for settling the claim run-out. The Company determines Incurred But Not Reported reserves and reviews the claim reserves for the long-term disability claims provided by a reinsurer managing the claims on the Company’s behalf. The claim adjustment expense reserves are set based on the Company’s anticipated cost associated with claim administration expenses on the run-out of business.
For long-term disability (“LTD”) the claim reserves for the reported claims are calculated as the present value of the net monthly LTD benefits (Social Security and other offsets may be estimated if unknown) and the best estimate probabilities of the claimant remaining disabled for a given benefit payment which are based on a termination rates table adjusted for experience. Should the offsets be estimated, they are estimated using the claimant’s salary, duration of disability and the probability of the offset award.
The disability termination rates vary based on the insured’s age at disability, gender, elimination period, the duration of disability, social security status and the number of months remaining in the benefit period. The rates account for the probabilities of both recovery and death. The reserves vary with plan provisions such as monthly benefit, offsets, own occupation period, benefit duration, cost of living adjustment (“COLA”), and minimum and maximum benefits. The discount rate assumptions for these liabilities are set annually and are based on projected investment returns for the asset portfolios. The interest rate is locked in for each claimant based on the year of disability.
For long-term disability, critical illness, and group accident the incurred but not reported reserves are determined using the expected loss ratio method, where the expected loss ratio is applied to the premiums to determine ultimate liabilities. For dental and vision the incurred but not reported reserves are determined using completion factors, where these factors complete paid-to-date claims to the ultimate liability based on past experience. For short-term disability and group life the incurred but not reported reserves are determined using a combination of expected loss ratio and completion factor methods.
The Company has issued and continues to offer certain variable annuity products with GMDB and/or contain a GMLB (collectively, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base.
Reserves for products that have GMIB features, but do not have no-lapse guarantee features, and products with GMDB features are determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding separate account performance used for purposes of this calculation are set using

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
a long-term view of expected average market returns by applying a RTM approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.
For products that have a GMIB feature with no-lapse guarantee rider (“GMIBNLG”), the GMIBNLG is considered an embedded derivative and are discussed further under (“Embedded and Freestanding Insurance Derivatives”).
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves are recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income, major medical, and group business. At December 31, 2021, the Company established premium deficiency reserves of $10 million due to higher losses on our employee benefits products. The Company had no premium deficiency reserves at December 31, 2020.
Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses has been exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. If needed, we accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change. As of December 31, 2021, no PFBL reserve was required.
URR primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, consistent with DAC.
As a member of the FHLB, the Company has access to collateralized borrowings. Collateralized borrowings require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral, and are reported in policyholders’ account balances in the balance sheets. The Company had no collateralized borrowings outstanding at December 31, 2021 or 2020.
Embedded and Freestanding Insurance Derivatives
Reserves for products considered either embedded or freestanding derivatives are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk-neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Changes in the fair value of embedded and freestanding derivatives are reported in net derivative gains (losses). Embedded derivatives in direct contracts are reported in future policyholders’ benefits and other policyholders’ liabilities at fair value in the balance sheets.
Embedded derivatives fair values are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits is attributed to the embedded derivative. The percentage of fees included in the fair value measurement is locked-in at inception. Fees above those amounts represent “excess” fees and are reported in policy charges and fee income.
Separate Accounts
Generally, Separate Accounts established under Arizona Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the statements of income (loss).
Deposits to Separate Accounts are reported as increases in Separate Accounts assets and liabilities and are not reported in the statements of income (loss). Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as trading securities, at fair value in the balance sheets.
Income Taxes
The Company files as part of a consolidated Federal income tax return. The Company provides for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized.
Under accounting for uncertainty in income taxes guidance, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
Our annual review in the third quarter of 2020 resulted in an immaterial increase in income (loss) from operations, before income taxes of $2 million and increased net income (loss) by $2 million.
In 2020, in addition to the annual review, the Company updated its assumptions in the first quarter due to the extraordinary economic conditions driven by the COVID-19 pandemic. The first quarter update included an update to the interest rate assumption to grade from the current interest rate environment to an ultimate five-year historical average over a 10-year period.  As such, the 10-year U.S. Treasury yield grades from the current level to an ultimate 5-year average of 2.25%.
Impact of Assumption Updates
The net impact of assumption changes during 2021 was an increase in policy charges and fee income of $2 million, an increase in policyholders’ benefits of $10 million, and increased amortization of DAC of $4 million. This resulted in a decrease in income (loss) from operations, before income taxes of $12 million and decreased net income (loss) by $9 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The net impact of assumption changes during 2020 was a decrease in policy charges and fee income by $9 million, decreased policyholders’ benefits by $1 million, and increased amortization of DAC by $8 million. This resulted in a decrease in income (loss) from operations, before income taxes of $16 million and decreased net income (loss) by $13 million. The 2020 impacts related to assumption updates were primarily driven by the first quarter updates.
The net impact of assumption changes during 2019 was an increase in policy charges and fee income by $14 million, a decrease in policyholders’ benefits by $8 million, and increased amortization of DAC by $39 million. This resulted in a decrease in income (loss) from operations, before income taxes of $17 million and decreased net income (loss) by $14 million.
Model Changes
We updated our models in the third quarter of 2021 to better reflect our crediting rate strategy on indexed universal life products. This resulted in an increase in income (loss) from operations, before income taxes of $21 million and increased net income (loss) by $17 million.
There was no material impact from model changes during the years ended December 31, 2020 or 2019 to our income (loss) from continuing operations, before income taxes or net income (loss).
3)    INVESTMENTS
Fixed Maturities AFS
Accounting for credit impairments of fixed maturities classified as AFS has changed from a direct write-down, or OTTI approach to an allowance for credit loss model starting in 2020 upon adoption of CECL (see Note 2 of the Notes to these Financial Statements).
The components of fair value and amortized cost for fixed maturities classified as AFS on the balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2021 was $20 million. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2021 and 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS. Comparative tables as of December 31, 2021 include OTTI, reported net of tax in OCI and in AOCI until realized.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2021:
Fixed Maturities:
Corporate (1)	$2,237	$—	$135	$10	$2,362
U.S. Treasury, government and agency	66	—	1	1	66
States and political subdivisions	31	—	3	—	34
Asset-backed (2)	30	—	—	—	30
Commercial mortgage-backed	80	—	—	—	80
Redeemable preferred stock (3)	—	—	—	—	—
Total at December 31, 2021	$2,444	$—	$139	$11	$2,572

December 31, 2020:
Fixed Maturities:
Corporate (1)	$2,082	$—	$242	$2	$2,322
U.S. Treasury, government and agency	61	—	2	—	63
States and political subdivisions	27	—	3	—	30
Asset-backed (2)	4	—	1	—	5
Commercial mortgage-backed	—	—	—	—	—
Redeemable preferred stock (3)	23	—	2	—	25
Total at December 31, 2020	$2,197	$—	$250	$2	$2,445
—
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
(3)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Financial Statements).

The contractual maturities of AFS fixed maturities as of December 31, 2021 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities of AFS Fixed Maturities

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2021:
Contractual maturities:
Due in one year or less	$44	$44
Due in years two through five	572	604
Due in years six through ten	860	907
Due after ten years	858	907
Subtotal	2,334	2,462
Asset-backed	30	30
Commercial mortgage-backed	80	80
Total at December 31, 2021	$2,444	$2,572

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the years ended December 31, 2021, 2020 and 2019:

Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Proceeds from sales	$302	$153	$101
Gross gains on sales	$8	$5	$1
Gross losses on sales	$(4)	$(4)	$(1)

Credit losses (1)	$—	$—	$—
______________
(1)Commencing with the Company’s adoption of ASU 2016-13 on January 1, 2020, credit losses on AFS debt securities were recognized as an allowance for credit losses. Prior to this, credit losses on AFS fixed maturities were recognized as OTTI.

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.

AFS Fixed Maturities - Credit Loss Impairments

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of period	$2	$2	$5
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—	(3)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	—	—
Additional credit losses this period on securities previously impaired	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—
Balance, end of period	$2	$2	$2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$248	$(111)	$37	$(36)	$138
Net investment gains (losses) arising during the period	(114)	—	—	—	(114)
Reclassification adjustment:
Included in net income (loss)	(4)	—	—	—	(4)
Other (1)	(2)	—	—	—	(2)
Impact of net unrealized investment gains (losses)	—	65	(9)	12	68
Net unrealized investment gains (losses) excluding credit losses	128	(46)	28	(24)	86
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2021	$128	$(46)	$28	$(24)	$86

Balance, January 1, 2020	$101	$(53)	$12	$(12)	$48
Net investment gains (losses) arising during the period	148	—	—	—	148
Reclassification adjustment:
Included in net income (loss)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses)	—	(58)	25	(24)	(57)
Net unrealized investment gains (losses) excluding credit losses	248	(111)	37	(36)	138
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2020	$248	$(111)	$37	$(36)	$138

Balance, January 1, 2019	$(57)	$48	$(6)	$3	$(12)
Net investment gains (losses) arising during the period	158	—	—	—	158
Reclassification adjustment:
Included in net income (loss)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(101)	18	(15)	(98)
Net unrealized investment gains (losses) excluding credit losses	101	(53)	12	(12)	48
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2019	$101	$(53)	$12	$(12)	$48

______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
(1)Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments (see Note 2 of the Notes to these Consolidated Financial Statements- Investments).
The following tables disclose the fair values and gross unrealized losses of the 119 issues as of December 31, 2021 and the 14 issues as of December 31, 2020 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2021:
Fixed Maturities:
Corporate	$243	$4	$111	$6	$354	$10
U.S. Treasury, government and agency	45	1	2	—	47	1
Total at December 31, 2021	$288	$5	$113	$6	$401	$11

December 31, 2020:
Fixed Maturities:
Corporate	$52	$1	$3	$1	$55	$2
Total at December 31, 2020	$52	$1	$3	$1	$55	$2

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2021 and 2020 were $27 million and $28 million, respectively, representing 3.8% and 3.5% of the equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2021 and 2020, respectively, approximately $10 million and $26 million, or 0.4% and 1.2%, of the $2,444 million and $2,197 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $0 million and $1 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, respectively, the $6 million and $1 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either December 31, 2021 or 2020. As of December 31, 2021 and 2020, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2021, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
The Company held two commercial mortgage loans with a carrying value of $17 million at December 31, 2021 and 2020. The loans were issued prior to 2017 for apartment complex properties located in the Mid-Atlantic region. The loans were current as of December 31, 2021 and 2020 with LTV ratios between 0%-50% and DSC ratios greater than 2.0x.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Accrued interest receivable as of December 31, 2021 and 2020 was $0 million and no accrued interest was written off for the years ended December 31, 2021 and 2020. The allowance for credit losses was $0 million as of December 31, 2021 and 2020, with a change of $0 million for the years then ended.
As of December 31, 2021 and 2020, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

Equity Method Investments
The following table presents the Company’s investment in 2.6 million units of AB (approximately 0.95% ownership) with a fair value of $0 million and $63 million at December 31, 2021 and 2020, respectively. The Company transferred the AB units to its parent in May 2021 as a return of capital. The Company’s investment in AB, an affiliate, is included in Other invested assets at December 31, 2020:

	Year Ended December 31,
	2021	2020
	(in millions)
Balance at January 1 ,	$63	$63
Equity in net income (loss)	3	8
Dividends received	(5)	(8)
Dividend to parent	(61)	—
Balance at December 31,	$—	$63

The tables below detail the condensed balance sheets and statements of income (loss) of AB and the Company’s equity investment and equity in income (loss) of AB.

	Year Ended December 31,
	2021	2020
Balance Sheets:	(in millions)
Total Assets	$10,510	$9,698
Total Liabilities	5,928	5,484
Redeemable non-controlling interest	421	102
Total Partners Capital	4,161	4,112
Total Liabilities and Partners Capital	10,510	9,698
Equitable America’s Equity investment in AB	$—	$63

	Year Ended December 31,
	2021	2020	2019
Statement of Income (loss)	(in millions)
Total Revenues	$4,442	$3,709	$3,518
Total Expenses	3,225	2,801	2,695
Net Income (Loss)	1,154	862	782
Equitable America’s Equity Income (loss) of AB	$3	$8	$7

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities	$83	$74	$61
Mortgage loans on real estate	1	1	1
Other equity investments	3	—	—
Policy loans	3	3	3
Equity in income (loss) from AB	3	8	7
Other investment income	—	—	2
Gross investment income (loss)	93	86	74
Investment expenses	(3)	(3)	(3)
Net investment income (loss)	$90	$83	$71

4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. The Company does not designate any derivatives as hedge accounting. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts can be used in these hedging programs, including exchange traded equity and interest rate futures contracts as well as equity options. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets.
Derivatives Utilized to Hedge Crediting Rate Exposure on MSO and IUL Products/Investment Options
The Company hedges crediting rates in the MSO that are in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
In order to support the returns associated with these features, the Company enters into derivative contracts whose payouts, in combination with fixed income investments, emulate those of the index, ETF or commodity price, subject to caps and buffers, thereby substantially reducing any exposure to market-related earnings volatility.
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

Derivative Instruments by Category

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$295	$—	$—	$278	$—	$—
Options	59	8	5	59	13	10
Interest rate contracts:
Futures	120	—	—	—	—	—
Other contracts:
Margin	—	18	—	—	17	—
Collateral	—	—	3	—	—	3
Total:	474	26	8	337	30	13

Embedded derivatives:
MSO and IUL indexed features (2)	—	—	132	—	—	131
Total embedded derivatives	—	—	132	—	—	131
Total derivative instruments	$474	$26	$140	$337	$30	$144
______________
(1)Reported in other invested assets in the balance sheets.
(2)Reported in policyholders’ account balances in the balance sheets.
The following table presents the effects of derivative instruments on the statements of income and comprehensive income (loss).

	Year Ended December 31,
	2021	2020	2019
	Net Derivatives Gain(Losses) (1)
	(in millions)
Derivatives:
Equity contracts:
Futures	$68	$25	$78
Options	3	3	18
Interest rate contracts:
Futures	1	—	—
Total:	72	28	96

Embedded Derivatives:
MSO and IUL indexed features	(73)	(44)	(92)
Total Embedded Derivatives	(73)	(44)	(92)

Total Derivatives	$(1)	$(16)	$4

(1)Reported in net derivative gains (losses) in the statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of December 31, 2021 and 2020 are exchange-traded and net settled daily in cash. As of December 31, 2021 and 2020, respectively, the Company had open exchange-traded futures

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $14 million and $16 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $3 million and $0 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2021 and 2020, respectively, the Company held $3 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2021 and 2020:

Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$26	$8	$18	$—	$18
Other financial assets	1	—	1	—	1
Other invested assets	$27	$8	$19	$—	$19

Liabilities:
Derivative liabilities	$8	$8	$—	$—	$—
Other financial liabilities	42	—	42	—	42
Other liabilities	$50	$8	$42	$—	$42
______________
(1) Financial instruments sent (held).
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2020

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$30	$13	$17	$—	$17
Other financial instruments	65	—	65	—	65
Other invested assets	$95	$13	$82	$—	$82

Liabilities:
Derivative liabilities	$13	$13	$—	$—	$—
Other financial liabilities	72	—	72	—	72
Other liabilities	$85	$13	$72	$—	$72
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
5)    DAC
Changes in the DAC asset for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of year	$477	$471	$555
Capitalization of commissions, sales and issue expenses	122	95	108
Amortization:
Impact of assumptions updates and model changes	(4)	(8)	(39)
All other	(21)	(23)	(53)
Total amortization	(25)	(31)	(92)
Change in unrealized investment gains and losses	63	(58)	(100)
Balance, end of year	$637	$477	$471

6)    FAIR VALUE DISCLOSURES
U.S. GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:
Level 1    Unadjusted quoted prices for identical instruments in active markets. Level 1 fair values generally are supported by market transactions that occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
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

The Company uses unadjusted quoted market prices to measure fair value for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques. The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such adjustments do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value cannot be substantiated by direct comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2021 and 2020, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

Fair Value Measurements as of December 31, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,351	$11	$2,362
U.S. Treasury, government and agency	—	66	—	66
States and political subdivisions	—	34	—	34
Asset-backed (2)	—	30	—	30
Commercial mortgage-backed	—	80	—	80
Redeemable preferred stock	—	—	—	—
Total fixed maturities, AFS	—	2,561	11	2,572
Other equity investments	—	23	—	23
Other invested assets:
Trading securities	1	—	—	1
Options	—	3	—	3
Total other invested assets	1	3	—	4
Cash equivalents	106	—	—	106
Separate Accounts assets	3,384	7	—	3,391
Total Assets	$3,491	$2,594	$11	$6,096

Liabilities:
MSO and IUL indexed features’ liability	$—	$132	$—	$132
Total Liabilities	$—	$132	$—	$132
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

Fair Value Measurements as of December 31, 2020

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,308	$14	$2,322
U.S. Treasury, government and agency	—	63	—	63
States and political subdivisions	—	30	—	30
Asset-backed (2)	—	5	—	5
Redeemable preferred stock	2	23	—	25
Total fixed maturities, AFS	2	2,429	14	2,445
Other equity investments	—	—	—	—
Other invested assets:
Trading securities	1	—	—	1
Options	—	3	—	3
Total other invested assets	1	3	—	4
Cash equivalents	128	—	—	128
Separate Accounts assets	2,591	7	—	2,598
Total Assets	$2,722	$2,439	$14	$5,175

Liabilities:
MSO and IUL indexed features’ liability	$—	$131	$—	$131
Total Liabilities	$—	$131	$—	$131
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
Public Fixed Maturities
The fair values of the Company’s public fixed maturities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.
Private Fixed Maturities
The fair values of the Company’s private fixed maturities are determined from prices obtained from independent valuation service providers. Prices not obtained from an independent valuation service provider are determined by using a discounted cash flow model or a market comparable company valuation technique. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model or a market comparable company valuation technique may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Freestanding Derivative Positions
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 of the Notes to these Financial Statements are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.
Level Classifications of the Company’s Financial Instruments
Financial Instruments Classified as Level 1
Investments classified as Level 1 primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less and are carried at cost as a proxy for fair value measurement due to their short-term nature.
Financial Instruments Classified as Level 2
Investments classified as Level 2 are measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
Certain Company products, such as IUL and the MSO fund available in some life contracts offer investment options which permit the contract owner to participate in the performance of an index, ETF or commodity price. These investment options, which depending on the product and on the index selected can currently have one, three, five or six year terms, provide for participation in the performance of specified indices, ETF or commodity price movement up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g., holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices, ETF or commodity prices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on data obtained from independent valuation service providers.
Financial Instruments Classified as Level 3
The Company’s investments classified as Level 3 primarily include corporate debt securities, such as private fixed maturities and asset-backed securities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification are fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2021, there were no AFS fixed maturities transferred out of Level 3 and into Level 2 or AFS fixed maturities transferred out of Level 2 and into Level 3.
During the year ended December 31, 2020, fixed maturities with fair values of $5 million were were transferred from Level 2 into the Level 3 classification principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. These transfers in the aggregate represent approximately 0.6% of total equity as of December 31, 2020.
The tables below present reconciliations for all Level 3 assets and liabilities for the years ended December 31, 2021, 2020 and 2019, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions
(in millions)
Balance, January 1, 2021	$14	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—
Investment gains (losses), net	—	—
Subtotal	—	—
Other comprehensive income (loss)	—	—
Purchases	1	—
Sales	(4)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, December 31, 2021	$11	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period.	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—

Balance, January 1, 2020	$10	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—
Investment gains (losses), net	—	—
Subtotal	—	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	(1)	—
Transfers into Level 3 (1)	5	—
Transfers out of Level 3 (1)	—	—
Balance, December 31, 2020	$14	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period.	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Corporate	State and Political Subdivisions
(in millions)
Balance, January 1, 2019	$11	$1
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—
Investment gains (losses), net	—	—
Subtotal	—	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	(1)	(1)
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, December 31, 2019	$10	$—
Balance, Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period.	$—	$—
Balance, Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—
____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2021 and 2020, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$9	Matrix pricing model	Spread over Benchmark	70 bps - 145 bps	104 bps

     Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$6	Matrix pricing model	Spread over benchmark	195 bps	195 bps

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of December 31, 2021 and 2020, respectively, are approximately $2 million and $8 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
•The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Financial Statements
The carrying values and fair values as of December 31, 2021 and 2020 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2021:
Mortgage loans on real estate	$17	$—	$—	$18	$18
Policy loans	$238	$—	$—	$292	$292
Policyholders’ liabilities: Investment contracts	$120	$—	$—	$124	$124

December 31, 2020:
Mortgage loans on real estate	$17	$—	$—	$18	$18
Policy loans	$229	$—	$—	$291	$291
Policyholders’ liabilities: Investment contracts	$129	$—	$—	$142	$142

Mortgage Loans on Real Estate
Fair values for commercial mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived based on the appropriate U.S. Treasury rate with a like term to the remaining term of the loan to which a spread reflective of the risk premium associated with the specific loan is added. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.
Policy Loans
The fair value of policy loans is calculated by discounting expected cash flows based upon the U.S. Treasury yield curve and historical loan repayment patterns.
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain annuities, which are included in policyholders’ account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies, Access Accounts and Escrow Shield Plus product reserves are held at book value.
Financial Instruments Exempt from Fair Value Disclosure or Otherwise Not Required to be Disclosed
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts, and pension and other postretirement obligations.
7)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB and GMIB Features
The Company has certain variable annuity contracts with GMDB and GMIB features in-force that guarantee one of the following:
•Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);
•Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);
•Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or
•Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include an annual reset.

Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without NLG Rider Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the balance sheets in future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the balance sheets in amounts due from reinsurers.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Year Ended December 31, 2021, 2020 and 2019

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2019	$5	$(5)	$2	$(2)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	—	—	—	—
Balance, December 31, 2019	5	(5)	2	(2)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	(1)	1	(1)	1
Balance, December 31, 2020	4	(4)	1	(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	1	(1)	—	—
Balance, December 31, 2021	$5	$(5)	$1	$(1)

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features and the liability for MSO and IUL indexed features are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
liabilities associated with these embedded or freestanding insurance derivatives, see Note 6 of the Notes to these Financial Statements.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2021 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2021

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	216	56	—	—	272
Total Account Values	$216	$56	$—	$—	$272

NAR, gross (1)	$—	$—	$—	$—	$—
NAR, net of amounts reinsured (1)	$—	$—	$—	$—	$—

Average attained age of policyholders (in years)	59.4	61.4	N/A	N/A	59.8
Percentage of policyholders over age 70	10.7%	13.3%	N/A	N/A	11.3%
Range of contractually specified interest rates	N/A	N/A	N/A	N/A	N/A

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	—	—	270	—	270
Total Account Values	$—	$—	$270	$—	$270

NAR, gross (1)	$—	$—	$—	$—	$—
NAR, net of amounts reinsured (1)	$—	$—	$—	$—	$—

Average attained age of policyholders (in years)	N/A	N/A	64.1	N/A	64.1
Weighted average years remaining until annuitization	N/A	N/A	10.0	N/A	10.0
Range of contractually specified interest rates	N/A	N/A	—%	N/A	—%
____________
(1) Amounts reported for NAR are $0 as the values are less than $1 million at December 31, 2021.
Separate Accounts Investments by Investment Category Underlying Variable Annuity Contracts with GMDB and GMIB Features
The total Account Values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
GMIB features. The investment performance of the assets impacts the related Account Values and, consequently, the NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2021		2020 (1)
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$27	$5	$—	$—
Fixed income	6	2	—	—
Balanced	238	263	—	—
Other	1	—	—	—
Total	$272	$270	$—	$—
(1) No investment in variable insurance trust mutual funds at December 31, 2020 due to the initial offering of Retirement Cornerstone in February 2021.
Hedging Programs for GMDB and GMIB Features
The Company has a program intended to hedge certain risks associated first with the GMDB feature and with the GMIB feature of the Retirement Cornerstone series of variable annuity products.This program utilizes derivative contracts, such as exchange-traded equity and interest rate futures contracts as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the capital markets. At the present time, this program hedges certain economic risks on these products to the extent such risks are not externally reinsured.
These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net derivative gains (losses) in the period in which they occur, and may contribute to income (loss) volatility.
Variable and Interest-Sensitive Life Insurance Policies - NLG
The NLG feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The NLG remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.
The change in the NLG liabilities, reflected in future policy benefits and other policyholders’ liabilities in the balance sheets, is summarized in the table below.

	2020
	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2019	$4	$(2)	$2
Paid guarantee benefits	—	—	—
Other changes in reserves	—	—	—
Balance, December 31, 2019	4	(2)	2
Paid guarantee benefits	—	—	—
Other changes in reserves	2	(1)	1
Balance, December 31, 2020	6	(3)	3
Paid guarantee benefits	—	—	—
Other changes in reserves	—	—	—
Balance, December 31, 2021	$6	$(3)	$3

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
8)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Direct premiums	$201	$149	$113
Reinsurance assumed	—	1	1
Reinsurance ceded	(44)	(44)	(47)
Premiums	$157	$106	$67

Direct charges and fee income	$333	$323	$307
Reinsurance ceded	(58)	(62)	(62)
Policy charges and fee income	$275	$261	$245

Direct policyholders’ benefits	$402	$360	$238
Reinsurance ceded	(163)	(176)	(131)
Policyholders’ benefits	$239	$184	$107

Direct interest credited to policyholders’ account balances	$139	$148	$154
Reinsurance ceded	(57)	(58)	(70)
Interest credited to policyholders’ account balances	$82	$90	$84
Ceded Reinsurance
In 2013, the Company entered into the Reinsurance Agreement with Protective to reinsure an in-force book of life insurance and annuity policies written prior to 2004. In addition to the Reinsurance Agreement, the Company entered into a long-term administrative services agreement with Protective whereby Protective will provide all administrative and other services with respect to the reinsured business.
For business not reinsured with Protective, the Company generally reinsures its variable life and interest-sensitive life insurance policies on an excess of retention basis. In 2021, the Company generally retained up to a maximum of $4 million of mortality risk on single-life policies and up to a maximum of $6 million of mortality risk on second-to die policies. For amounts applied for in excess of those limits, reinsurance is ceded to Equitable Financial up to a combined maximum of $20 million of risk on single-life policies and up to a maximum of $25 million on second-to die policies. For amounts issued in excess of these limits, reinsurance is typically obtained from unaffiliated third parties. These reinsurance arrangements obligate the reinsurers to pay a portion of any death claim in excess of the amount the Company retains in exchange for an agreed-upon premium.
Equitable America has a quota share arrangement with AXA Global Re (formerly AXA Cessions), assuming a percentage of excess Life/Disability/A&H business. The contract is now closed to new business.
Beginning in 2015, group short and long-term disability is being reinsured with Group Reinsurance Plus (GRP) via a quota share arrangement.
For reinsurance agreements with affiliates, see “Related Party Transactions” in Note 9 of the Notes to these Financial Statements.
9)    RELATED PARTY TRANSACTIONS

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. The Company has entered into related party transactions that are described herein.
On May 14, 2021, the Company transferred its investment in AB to its parent EFS as a non-cash dividend (non-cash financing activity for purposes of cash flow), which subsequently distributed such units to Holdings. The units were transferred at their carrying value of $61 million.
Under Equitable America’s service agreement with Equitable Financial, personnel services, employee benefits, facilities, supplies and equipment are provided to Equitable America to conduct its business. The associated costs related to the service agreement are allocated to Equitable America based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support Equitable America. As a result of such allocations, Equitable America incurred expenses of $132 million, $133 million, and $133 million during 2021, 2020, and 2019, respectively.
Equitable America incurred distribution fee charges from Equitable Network, LLC of $136 million, $90 million, and $106 million in 2021, 2020, and 2019, respectively, and from Equitable Distributors, LLC of $59 million, $55 million, and $52 million in 2021, 2020, and 2019, respectively, for distributing Equitable America’s products.
In addition to the Equitable Financial service agreement, Equitable America has various other service and investment advisory agreements with AB. The amount of expenses incurred by Equitable America related to these agreements were $2 million, $2 million, and $2 million for 2021, 2020, and 2019, respectively.
Equitable America cedes a portion of its life business through excess of retention treaties to Equitable Financial on a yearly renewal term basis and reinsured the no-lapse guarantee riders through EQ AZ Life Re Company on a 90% first dollar quota share basis. The letter of credit amount as of December 31, 2021 was $45 million and is guaranteed by Holdings. Premiums earned from the above mentioned affiliated reinsurance transactions during 2021, 2020 and 2019, were $7 million, $6 million and $5 million, respectively. There were no claims ceded for any of the years.

10)     SHARE-BASED COMPENSATION PROGRAMS
Certain employees of Equitable Financial who perform services for the Company participate in various share-based payment arrangements sponsored by Equitable Financial or Holdings. The Company was allocated $3 million, $3 million, and $3 million of compensation costs, included in compensation and benefits in the statements of income (loss), for share-based payment arrangements during the years ended December 31, 2021, 2020, and 2019, respectively.

11)    INCOME TAXES
A summary of the income tax (expense) benefit in the statements of income (loss) follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$—	$40	$(1)
Deferred (expense) benefit	5	(11)	14
Total	$5	$29	$13

The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21% . The sources of the difference and their tax effects are as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expected income tax (expense) benefit	$4	$8	$12
Non-taxable investment income	1	1	1
Tax settlements/uncertain tax position release	—	8
Change in tax law	—	12
Income tax (expense) benefit	$5	$29	$13

On March 27 2020, in response to the COVID 19 pandemic, the Coronavirus AID, Relief, and Economic Security (CARES) Act was signed into law. Under the CARES Act, Net Operating Losses arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back five years. The impact on the Company’s financial statement was a tax benefit of $12 million.
During the fourth quarter of 2020, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2010 through 2013 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $8 million.
The components of the net deferred income taxes are as follows:

	December 31,
	2021		2020
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Net operating loss and credits	24	—	7	—
Reserves and reinsurance	193	—	189	—
DAC	—	66	—	43
Unrealized investment gains (losses)	—	27	—	52
Investments	—	131	—	128
Other	24	—	24	—
Total	$241	$224	$220	$223

The Company has Federal net operating loss carryforwards of $100 million and $23 million, for the years ending December 31, 2021 and 2020, respectively, which do not expire.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance at January 1,	$1	$4	$4
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(3)	—
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$1	$1	$4

Unrecognized tax benefits that, if recognized, would impact the effective rate	$1	$1	$4

It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

As of December 31, 2021, tax years 2014 and subsequent remain subject to examination by the IRS.
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2021, 2020, and 2019 follow:

	December 31,
	2021	2020
	(in millions)
Unrealized gains (losses) on investments	$86	$138
Accumulated other comprehensive income (loss)	$86	$138

The components of OCI, net of taxes for the years ended December 31, 2021, 2020 and 2019, follow:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(90)	$117	$125
(Gains) losses reclassified into net income (loss) during the period (1)	(5)	(1)	—
Net unrealized gains (losses) on investments	(95)	116	125
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	43	(26)	(65)
Other comprehensive income (loss), net of adjustments (net of deferred income tax expense (benefit) of, $(13), $24, and $16)	(52)	90	60
Other comprehensive income (loss)	$(52)	$90	$60
____________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $1 million, $0 million, and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in total investment gains (losses), net on the statements of income (loss). Amounts presented in the table above are net of tax.
13)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
A number of lawsuits, claims, assessments and regulatory inquiries have been filed or commenced against life insurers in the jurisdictions in which Equitable America does business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, cost of insurance increases, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial fines and judgments against other insurers, including punitive damages, or in substantial settlements. Courts, juries and regulators often have substantial discretion in awarding damage awards and fines, including punitive damages. Equitable America, from time to time, is involved in such actions and proceedings. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on Equitable America’s financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter.
Guarantees and Other Commitments

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The Company has no outstanding commitments under existing mortgage loan or mortgage loan commitment agreements at December 31, 2021.

14)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2021, 2020 and 2019, respectively, Equitable America’s statutory net income (loss) totaled $(44) million, $(20) million and $(30) million. Statutory surplus, Capital stock and AVR totaled $338 million and $457 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, Equitable America, in accordance with various government and state regulations, had $7 million of securities on deposit with such government or state agencies.
Dividend Restrictions
As a domestic insurance subsidiary regulated by the insurance laws of Arizona, Equitable America is subject to restrictions as to the amounts the Company may pay as dividends and amounts the Company may repay of surplus notes to EFS.
Under Arizona Insurance Law, a domestic life insurer may without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. Based on this formula, the Company would not be permitted to pay ordinary shareholder dividends during 2022. Any payment of a dividend would require the Company to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.
On April 13, 2021, the Company was granted permission by the Arizona Department of Insurance and Financial Institutions to pay an extraordinary distribution of its 2.6 million AB units to its parent, EFS. On May 14, 2021, the Company recorded the transfer of the units as a return of capital at its carrying value of $61 million.
Intercompany Reinsurance
Equitable America reinsured the no lapse guarantee riders contained in certain variable and interest-sensitive life policies to EQ AZ Life Re. Equitable America receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re held letters of credit ($45 million at December 31, 2021 and 2020). These letters of credit were guaranteed by Holdings.
Prescribed and Permitted Accounting Practices
As of December 31, 2021 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by the Arizona Department of Insurance and Financial Institutions and those prescribed by NAIC Accounting Practices and Procedures effective as of December 31, 2021.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with SAP and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein L.P. ("AllianceBernstein") under SAP reflects a portion of the market value change rather than the equity in the underlying net assets as required under GAAP; (g) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; (h) the fair valuing of all acquired assets and liabilities including intangible assets required for GAAP purchase accounting is not recognized in SAP; (i) reserves and reinsurance recoverables on unpaid claims on reinsured business are netted in aggregate reserves and the liability for life policy claims, respectively, under SAP while under GAAP these reinsured amounts are reflected as an asset; (j) under SAP, premiums, regardless of policy type, are recognized when due and include the change in the deferred

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
premium asset while under GAAP revenue recognition varies by product type and does not include the change in deferred premiums; and (k) derivatives unrealized gains and losses recognized in surplus under SAP but in income under GAAP.
15) UNPAID CLAIM AND CLAIM EXPENSES
The liability for unpaid claims and claim expenses as of December 31, 2021 and 2020 is as follows:
Liability for Unpaid Claims and Claim Expenses

	December 31
	2021	2020
	(in millions)
Gross Balance at January 1,	40	29
Less Reinsurance	15	12
Net Balance at January 1,	25	17

Incurred Claims (net) Related to:
Current Year	139	78
Prior Year	11	(3)
Total Incurred	150	75

Paid Claims (net) Related to:
Current Year	101	57
Prior Year	19	10
Total Paid	120	67

Net Balance at December 31,	55	25
Add Reinsurance	23	15
Gross Balance at December 31,	$78	$40

The table below presents incurred claims development as of December 31, 2021, net of reinsurance, cumulative claims frequency, and the total incurred but not reported liability (“IBNR”) for Equitable America’s long-term disability business:

	2021	2020	2019	2018	2017	IBNR	Claim Frequency
	(in millions)
Long-term Disability
Incurral Year
2017	$1	$2	$2	$2	$2		113
2018	4	4	4	5			191
2019	5	6	7				265
2020	9	10					371
2021	16					5	391
Cumulative LTD Incurred Claims	$35	$22	$13	$7	$2	$5

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The table below presents incurred claims development as of December 31, 2020, net of reinsurance, cumulative claims frequency, and total IBNR for Equitable America's long-term disability business:

	2020	2019	2018	2017	IBNR	Claim Frequency

Long-term Disability
Incurral Year
2017	$2	$2	$2	$2		113
2018	4	4	5			191
2019	6	7				265
2020	10				3	345
Cumulative LTD Incurred Claims	$22	$13	$7	$2	$3

The claim frequency for long-term disability represents the number of unique claim events for which benefit payments have been made. Claim events are identified using a unique claimant identifier and incurral date (claim event date). Thus, if an individual has multiple claims for different disabling events (and thus different disability dates), each will be reported as a unique claim event. However, if an individual receives multiple benefits under more than one policy (for example, supplementary disability benefits in addition to the base policy), we treat it as a single claim occurrence because they are related to a single claim event. Claim frequency is expected to be lower for the most recent incurral year because claimants have to satisfy elimination period before being eligible for benefits. The historical claim payout pattern for the long-term disability for the years presented in the development table is not available because this is a relatively new line of business.
Equitable America discounts long-term disability liabilities as benefit payments are made over extended periods. Discount rate assumptions for these liabilities are based on the best estimate GAAP rates by year of incurral.
The following table reconciles the long-term disability net incurred claims development table to the liability for unpaid claims and claim expenses in the Company’s balance sheet as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
Long-Term Disability Claim Development Table, net of reinsurance
Undiscounted LTD Incurred Claims, net of reinsurance	$35	$22
Subtract Cumulative LTD Paid Claims, net of reinsurance	(12)	(7)
Subtract Impact of LTD Discounting, net of reinsurance	(3)	(2)
LTD liabilities for unpaid claim and claim expense, net of reinsurance	20	13

Unpaid Claims and Claim Expenses, net of reinsurance
LTD liabilities for unpaid claim and claim expense, net of reinsurance	20	13
Other short-duration contracts, net of reinsurance	35	12
Total liabilities for unpaid claim and claim expense, net of reinsurance	55	25

Reinsurance Recoverable on unpaid claims
Long-term disability	21	13
Other short-duration contracts	2	2
Total Reinsurance Recoverable	23	15

Total liability for unpaid claim and claim expense	$78	$40

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
16)    REVENUES FROM EXTERNAL CUSTOMERS
Revenue from external customers, by product, is shown in the table that follows:

	December 31,
	2021	2020	2019
	(in millions)
Individual Variable Annuity Products
Premiums	$—	$—	$—
Fees	2	—	—
Others	3	3	2
Total	$5	$3	$2

Life Insurance Products
Premiums	$—	$1	$1
Fees	310	284	262
Others	2	2	3
Total	$312	$287	$266

Employee Benefit Products
Premiums	$157	$105	$66
Fees	—	—	—
Others	—	—	1
Total	$157	$105	$67

Other
Premiums	$—	$—	$—
Fees	—	—	—
Others	—	—	2
Total	$—	$—	$2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2021

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$66	$66	$66
State, municipalities and political subdivisions	31	34	34
Public utilities	292	303	303
All other corporate bonds	1,945	2,059	2,059
Asset-backed	30	30	30
Commercial mortgage-backed	80	80	80
Total fixed maturities, AFS	2,444	2,572	2,572
Mortgage loans on real estate (2)	17	18	17
Policy loans	238	292	238
Other equity investments	21	23	23
Other invested assets	19	19	19
Total Investments	$2,739	$2,924	$2,869
______________
(1)Cost for fixed maturities represents original cost, reduced by repayments and write-downs and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by write-downs.
(2)Carrying value for mortgage loans on real estate represents original cost adjusted for amortization of premiums or accretion of discount and reduced by credit loss allowance.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2021
Life insurance in-force	$93,301	$18,697	$—	$74,604	—%

Premiums:
Life insurance and annuities	$85	$24	$—	$61	—%
Accident and health	116	20	—	96	—%
Total premiums	$201	$44	$—	$157	—%

2020
Life insurance in-force	$82,162	$22,785	$766	$60,143	1.3%

Premiums:
Life insurance and annuities	$77	$30	$1	$48	3.0%
Accident and health	72	14	—	58	—%
Total premiums	$149	$44	$1	$106	0.9%

2019
Life insurance in-force	$76,120	$24,343	$420	$52,197	0.8%

Premiums:
Life insurance and annuities	$71	$37	$1	$35	3.1%
Accident and health	42	10	—	32	—%
Total premiums	$113	$47	$1	$67	1.5%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2021, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
None.

Part II, Item 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

Part III, Item 10.
DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 11.

EXECUTIVE COMPENSATION
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP ("PwC") serves as the principal external auditing firm for our parent company. Subsidiaries, including Equitable America, are allocated PwC fees attributable to services rendered by PwC to each subsidiary. PwC fees allocated to Equitable America along with a description of the services rendered by PwC to Equitable America are detailed below for the periods indicated.

	Year Ended December 31,
	2021	2020
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$0.8	$0.9
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$0.8	$0.9

Audit related fees in both years principally consist of fees for accounting consultation.
Tax fees consist of fees for tax preparation, consultation and compliance services.
All other fees consist of miscellaneous non-audit services.
Equitable America’s audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $200,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.
All services provided by PwC in 2021 were pre-approved in accordance with the procedures described above.

Part III, Item 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Part III, Item 16.
FORM 10-K SUMMARY
None.

GLOSSARY
Selected Financial Terms

Account Value (“AV”)	Generally equals the aggregate policy account value of our retirement and protection products. General Account AV refers to account balances in investment options that are backed by the General Account while Separate Accounts AV refers to Separate Accounts investment assets.

Alternative investments	Investments in real estate and real estate joint ventures and other limited partnerships.

Annualized Premium	100% of first year recurring premiums (up to target) and 10% of excess first year premiums or first year premiums from single premium products.

Assets under management (“AUM”)	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our retirement and protection businesses. Total AUM reflects exclusions between segments to avoid double counting.

Combined RBC Ratio	Calculated as the overall aggregate RBC ratio for the Company’s insurance subsidiaries including capital held for its life insurance and variable annuity liabilities and non-variable annuity insurance liabilities.

Conditional tail expectation (“CTE”)
Calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst x% of scenarios. Represented as CTE (100 less x). Example: CTE95 represents the worst five percent of scenarios.

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and deposits and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Value of business acquired (“VOBA”)	Present value of estimated future gross profits from in-force policies of acquired businesses.
Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Future policy benefits for the life business are comprised mainly of liabilities for traditional life and certain liabilities for universal and variable life insurance contracts (other than the Policyholders’ account balance).

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

Policyholder account balances
Annuities. Policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums.

Life Insurance Policies. Policyholder account balances are held for retained asset accounts, universal life policies and the fixed account of universal variable life insurance policies. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums.

Return of premium (“ROP”) death benefit	This death benefit pays the greater of the account value at the time of a claim following the owner’s death or the total contributions to the contract (subject to adjustment for withdrawals). The charge for this benefit is usually included in the M&E fee that is deducted daily from the net assets in each variable investment option. We also refer to this death benefit as the Return of Principal death benefit.

Rider	An optional feature or benefit that a policyholder can purchase at an additional cost.

Roll-up rate	The guaranteed percentage that the benefit base increases by each year.

Separate Account	Refers to the separate account investment assets of our insurance subsidiaries excluding the assets held in those separate accounts on which we bear the investment risk.

Surrender charge	A fee paid by a contract owner for the early withdrawal of an amount that exceeds a specific percentage or for cancellation of the contract within a specified amount of time after purchase.

Surrender rate	Represents annualized surrenders and withdrawals as a percentage of average AV.

Universal life (“UL”) products	Life insurance products that provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be placed into the AV of the policy and credited with a stated interest rate on a monthly basis.

Variable annuity	A type of annuity that offers guaranteed periodic payments for a defined period of time or for life and gives purchasers the ability to invest in various markets though the underlying investment options, which may result in potentially higher, but variable, returns.

Variable Universal Life (“VUL”)	Universal life products where the excess amount paid over policy charges can be directed by the policyholder into a variety of Separate Account investment options. In the Separate Account investment options, the policyholder bears the entire risk and returns of the investment results.

Whole Life (“WL”)	A life insurance policy that is guaranteed to remain in-force for the policyholder’s lifetime, provided the required premiums are paid.

ACRONYMS
•“AB” or “AllianceBernstein” means AB Holding and ABLP.
•“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership.
•“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding.
•“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business.
•“AFS” means available-for-sale
•“AGL” means AXA Global Life
•“AOCI” means accumulated other comprehensive income
•“ASC” means Accounting Standards Codification
•“ASU” means Accounting Standards Update
•“AUM” means assets under management
•“AV” means Account Value
•“AVR” means asset valuation reserve
•“AXA” means AXA S.A., a société anonyme organized under the laws of France, and formerly our controlling stockholder.
•“AXA Financial” means AXA Financial, Inc., a Delaware corporation and a former wholly-owned direct subsidiary of Holdings. On October 1, 2018, AXA Financial merged with and into Holdings, with Holdings assuming the obligations of AXA Financial.
•“AXA RSUs” means AXA restricted stock units
•“BPs” means basis points
•“CARES Act” means Coronavirus Aid, Relief, and Economic Security Act
•“CDS” means credit default swaps
•“CDSC” means contingent deferred sales commissions
•“CEA” means Commodity Exchange Act

•“CECL” means current expected credit losses
•“CFTC” means U.S. Commodity Futures Trading Commission
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“CS Life” means Corporate Solutions Life Reinsurance Company, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“CSA” means credit support annex
•“CTE” means conditional tail expectation
•“DAC” means deferred policy acquisition costs
•“DCO” means designated clearing organization
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DSC” means debt service coverage
•“DSI” means deferred sales inducement
•“EAFE” means European, Australasia, and Far East
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“EIM” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Advisors” means Equitable Advisors, LLC, a Delaware limited liability company, our retail broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable America” means Equitable Financial Life Insurance Company of America (f/k/a MONY Life Insurance Company of America), an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Distributors” means Equitable Distributors, LLC, a Delaware limited liability company, our wholesale broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Financial QP” means Equitable Retirement Plan
•“Equitable Financial” means Equitable Financial Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of EFS.
•“Equitable Network” means Equitable Network, LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Holdings and its subsidiary, Equitable Network of Puerto Rico, Inc.
•“EQ Premier VIP Trust” means EQ Premier VIP Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as an open-end management investment company.
•“EQAT” means EQ Advisors Trust, a series trust that is a Delaware statutory trust and is registered under the Investment Company Act as an open-end management investment company.
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ETF” means exchange traded funds
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABN” means Funding Agreement Backed Notes Program
•“FASB” means Financial Accounting Standards Board
•“FDIC” means Federal Deposit Insurance Corporation
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FSOC” means Financial Stability Oversight Council
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“GIO” means guaranteed interest option
•“Holdings” means Equitable Holdings, Inc.
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IPO” means initial public offering
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IUL” means indexed universal life
•“IUS” means Investments Under Surveillance

•“K-12 education market” means individuals in the kindergarten, primary and secondary education market
•“LGD” means loss given default
•“LIBOR” means London Interbank Offered Rate
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“MRBs” means market risk benefits
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NLG” means no-lapse guarantee
•“NYDFS” means New York State Department of Financial Services
•“OCI” means other comprehensive income
•“OTC” means over-the-counter
•“PD” means probability of default
•“Performance Share Plan” means AXA International Performance Shares Plan
•“PFBL” means profits followed by losses
•“R&P” means retirement and protection
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“REIT” means real estate investment trusts
•“RoU” means right of use
•“RSUs” means restricted stock units
•“RTM” means reversion to the mean
•“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SIO” means structured investment option
•“SPE” means special purpose entity
•“Stock Option Plan” means AXA Stock Option Plan for AXA Financial Employees and Associates
•“TCJA” or “Tax Reform Act” means the Tax Cuts and Jobs Act, enacted on December 22, 2017
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life
•“ULSG” means universal life products with secondary guarantee
•“URR” means unearned revenue reserve
•“VIAC” means Venerable Insurance and Annuity Company
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity
•“VUL” means variable universal life

INDEX TO EXHIBITS

Number		Description
3.1		Articles of Restatement of the Articles of Incorporation of Equitable Financial Life Insurance Company of America
3.2		By-Laws of Equitable Financial Life Insurance Company of America
10.1
Amended and Restated Services Agreement between MLOA and AXA Equitable Life Insurance Company dated as of February 1, 2005 (incorporated by reference to Exhibit 10.2 to our Form 10-K for the fiscal year ended December 31, 2005).

31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 4, 2022.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill