Form 10-Q
period 2022-03-31
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2022-05-13
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2022, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company of America meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
1

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company of America (“Equitable America”)and its consolidated subsidiaries. “We,” “us” and “our” refer to Equitable America and its consolidated subsidiaries, unless the context refers only to Equitable America as a corporate entity. There can be no assurance that future developments affecting Equitable Financial will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and, access to and cost of capital; (ii) operational factors, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, operational failures, our service providers, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; and (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Other risks, uncertainties and factors, including those discussed under “Risk Factors”, in our Annual Report on Form 10-K could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in “Risk Factors” in our Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
Throughout this Quarterly Report on Form 10-Q we use certain defined terms and abbreviations, which are summarized in the “Glossary” and “Acronyms” sections.

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $2,528 and $2,444) (allowance for credit losses of $0 and $0 )	$2,435	$2,572
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	17	17
Policy loans	238	238
Other equity investments	21	23
Trading securities, at fair value	—	—
Other invested assets	27	19
Total investments	2,738	2,869
Cash and cash equivalents	146	127
Deferred policy acquisition costs	729	637
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,117	1,136
Current and deferred income taxes	58	15
Other assets	67	57
Separate Accounts assets	3,290	3,394
Total Assets	$8,145	$8,235

LIABILITIES
Policyholders’ account balances	$3,534	$3,504
Future policy benefits and other policyholders' liabilities	527	470
Amounts due to reinsurers	112	117
Other liabilities	142	42
Separate Accounts liabilities	3,290	3,394
Total Liabilities	$7,605	$7,527
Commitments and contingent liabilities (Note 10)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	680	679
Accumulated deficit	(79)	(60)
Accumulated other comprehensive income (loss)	(64)	86
Total Equity	540	708
Total Liabilities and Equity	$8,145	$8,235

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Income (Loss)
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$69	$66
Premiums	49	38
Net derivative gains (losses)	(3)	—
Net investment income (loss)	20	24
Investment gains (losses), net	(1)	—
Investment management and service fees	5	1
Other income	—	1
Total revenues	139	130

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	75	55
Interest credited to policyholders’ account balances	19	15
Compensation and benefits	11	10
Commissions	16	17
Amortization of deferred policy acquisition costs	19	12
Other operating costs and expenses	21	20
Total benefits and other deductions	161	129
Income (loss) from continuing operations, before income taxes	(22)	1
Income tax (expense) benefit	3	—
Net income (loss)	$(19)	$1

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(19)	$1

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(150)	(73)
Other comprehensive income (loss), net of income taxes	(150)	(73)
Comprehensive income (loss)	$(169)	$(72)
_____________
(1)See Note 9 of the Notes to these Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Financial Statements (Unaudited).

Table of Contents

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Equity
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Equity
	(in millions)
January 1, 2022	$3	$679	$(60)	$86	$708
Net income (loss)	—	—	(19)	—	(19)
Other comprehensive income (loss)	—	—	—	(150)	(150)
Other	—	1	—	—	1
March 31, 2022	$3	$680	$(79)	$(64)	$540
January 1, 2021	$3	$692	$(47)	$138	$786
Net income (loss)	—	—	1	—	1
Other comprehensive income (loss)	—	—	—	(73)	(73)
Other	—	1	—	—	1
March 31, 2021	$3	$693	$(46)	$65	$715
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(19)	$1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	19	15
Policy charges and fee income	(69)	(66)
Net derivative (gains) losses	3	—
Dividend from AB Units	—	3
Equity in (income) loss from AB	—	(2)
Investment (gains) losses, net	1	—
Non-cash long-term incentive compensation expense	1	1
Amortization of deferred cost of reinsurance asset	—	—
Amortization and depreciation	19	13
Changes in:
Reinsurance recoverable	14	25
Capitalization of deferred policy acquisition costs	(26)	(25)
Future policy benefits	(4)	(14)
Current and deferred income taxes	(3)	30
Other, net	73	8
Net cash provided by (used in) operating activities	$9	$(11)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$50	$36
Short-term investments	(2)	—
Other	—	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(119)	(189)
Other	(1)	—
Cash settlements related to derivative instruments, net	(24)	22
Other, net	—	(4)
Net cash provided by (used in) investing activities	$(96)	$(135)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$187	$172
Withdrawals	(20)	(62)
Transfer (to) from Separate Accounts	(59)	(15)
Change in collateralized pledged liabilities	(1)	(1)
Shareholder dividend paid	—	—
Cash contribution from parent company	—	—
Other, net	(1)	1
Net cash provided by (used in) financing activities	$106	$95

Change in cash and cash equivalents	19	(51)
Cash and cash equivalents, beginning of year	127	161
Cash and cash equivalents, end of year	$146	$110

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements

1)    ORGANIZATION
Equitable America’s primary business is providing annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Holdings. Equitable America is a stock life insurance company organized under the laws of Arizona.
2)    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim financial statements (the “financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The terms “first quarter 2022” and ”first quarter 2021” refer to the three months ended March 31, 2022 and 2021, respectively. The terms “first three months of 2022” and “first three months of 2021” refer to the three months ended March 31, 2022 and 2021, respectively.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
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

 4. Expanded footnote disclosures. The ASU requires additional disclosures including information about significant inputs, judgements, assumptions and methods used in measurement.
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
The Company continues to progress with implementation efforts and the evaluation of the impact that adoption of this guidance will have on the Company’s financial statements. Due to its extensive nature, the adoption of the ASU is expected to have a significant impact on the Company’s financial statements, as well as systems, processes and controls. Effective January 1, 2023, the new guidance will be adopted using the modified retrospective approach, except for MRBs which will use the full retrospective approach. The Company has created a governance framework and implementation plan to ensure timely adoption of the guidance. In preparation for implementation, the Company continues to refine key accounting policy decisions, modernize processes and update internal controls. These changes include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes. The impact on total equity of applying this ASU is estimated to be a decrease to total equity as of March 31, 2022. The impact on total equity is mostly driven by the DAC and URR updates to amortize DAC and URR on a constant level basis, remove amortization associated with unrealized gains or losses, and excluding future deferrals in the calculation of the DAC and URR balances.

Recognition of Investment Management and Service Fees
Reported as investment management and service fees in the Company’s consolidated statements of income (loss) are administrative fees earned by the Company related to administrative services provided to EIMG and EIM related to the establishment and maintenance of the Separate Accounts, shareholder servicing, customer support, and other similar services. Accordingly, these administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2022 and December 31, 2021 was $22 million and $20 million. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2022:
Fixed Maturities:
Corporate (1)	$2,330	$—	$20	$101	$2,249
U.S. Treasury, government and agency	51	—	—	2	49
States and political subdivisions	35	—	—	2	33
Foreign governments	1	—	—	—	1
Asset-backed (2)	31	—	—	1	30
Commercial mortgage-backed	80	—	—	7	73
Total at March 31, 2022	$2,528	$—	$20	$113	$2,435

December 31, 2021:
Fixed Maturities:
Corporate (1)	$2,237	$—	$135	$10	$2,362
U.S. Treasury, government and agency	66	—	1	1	66
States and political subdivisions	31	—	3	—	34
Asset-backed (2)	30	—	—	—	30
Commercial mortgage-backed	80	—	—	—	80
Total at December 31, 2021	$2,444	$—	$139	$11	$2,572
______________
(1)Corporate fixed maturities include both public and private issues.
(2) Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2022:
Contractual maturities:
Due in one year or less	$40	$40
Due in years two through five	599	604
Due in years six through ten	844	818
Due after ten years	934	870
Subtotal	2,417	2,332
Asset-backed	31	30
Commercial mortgage-backed	80	73
Total at March 31, 2022	$2,528	$2,435

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months ended March 31, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Proceeds from sales	$23	$18
Gross gains on sales	$—	$—
Gross losses on sales	$1	$—

Credit losses	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$2	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	—
Additional credit losses this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance, end of period	$2	$2
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$128	$(46)	$28	$(24)	$86
Net investment gains (losses) arising during the period	(222)	—	—	—	(222)
Reclassification adjustment:
Included in net income (loss)	1	—	—	—	1
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	86	(54)	40	72
Net unrealized investment gains (losses) excluding credit losses	(93)	40	(26)	16	(63)
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, March 31, 2022	$(93)	$40	$(26)	$16	$(63)

Balance, January 1, 2021	$248	$(111)	$37	$(38)	$136
Net investment gains (losses) arising during the period	(138)	—	—	—	(138)
Reclassification adjustment:
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(3)	—	—	—	(3)
Impact of net unrealized investment gains (losses)	—	59	(11)	20	68
Net unrealized investment gains (losses) excluding credit losses	107	(52)	26	(18)	63
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, March 31, 2021	$107	$(52)	$26	$(18)	$63

______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.
The following tables disclose the fair values and gross unrealized losses of the 464 issues as of March 31, 2022 and the 119 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2022:
Fixed Maturities:
Corporate	$1,051	$81	$104	$20	$1,155	$101
U.S. Treasury, government and agency	39	2	2	—	41	2
States and political subdivisions	23	2	—	—	23	2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Asset-backed	30	1	—	—	30	1
Commercial mortgage-backed	73	7	—	—	73	7
Total at March 31, 2022	$1,216	$93	$106	$20	$1,322	$113

December 31, 2021:
Fixed Maturities:
Corporate	$243	$4	$111	$6	$354	$10
U.S. Treasury, government and agency	45	1	2	—	47	1
States and political subdivisions	—	—	—	—	—	—
Asset-backed	—	—	—	—	—	—
Commercial mortgage-backed	—	—	—	—	—	—
Total at December 31, 2021	$288	$5	$113	$6	$401	$11

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2022 and December 31, 2021 were $25 million and $27 million, respectively, representing 4.6% and 3.8% of the equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2022 and December 31, 2021, respectively, approximately $10 million and $10 million, or 0.4% and 0.4%, of the $2.5 billion and $2.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $0 million and $0 million as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, respectively, the $20 million and $6 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either March 31, 2022 or December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2022, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
The Company held two commercial mortgage loans with a carrying value of $17 million at March 31, 2022 and December 31, 2021. The loans were issued prior to 2017 for apartment complex properties located in the Mid-Atlantic region. The loans were current as of March 31, 2022 and December 31, 2021 with LTV ratios between 0%-50% and DSC ratios greater than 2.0x.
Accrued interest receivable as of March 31, 2022 and December 31, 2021 was $0 million and no accrued interest was written off for the three months ended March 31, 2022 and 2021. The allowance for credit losses was $0 million as of March 31, 2022 and 2021, with a change of $0 million for the periods ended.
As of March 31, 2022 and 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(2)	$2
Net investment gains (losses) recognized on securities sold during the period	—	—
Unrealized and realized gains (losses) on equity securities	$(2)	$2

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
Derivatives Utilized to Hedge Exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with GMxB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB derivative features liability is that under-performance of the financial markets could result in the GMxB derivative features’ benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

Derivative Instruments by Category

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$438	$—	$—	$295	$—	$—
Options	60	5	3	59	8	5
Interest rate contracts:
Futures	126	—	—	120	—	—
Other contracts:
Margin	—	26	—	—	18	—
Collateral	—	—	2	—	—	3
Total:	624	31	5	474	26	8

Embedded derivatives:
GMxB derivative features liability (2)	—	—	(5)	—	—	—
MSO and IUL indexed features (3)	—	—	107	—	—	132
Total embedded derivatives	—	—	102	—	—	132
Total derivative instruments	$624	$31	$107	$474	$26	$140
______________
(1)Reported in other invested assets in the balance sheets.
(2)Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)Reported in policyholders’ account balances in the balance sheets.

The following table presents the effects of derivative instruments on the statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2022	2021

	(in millions)
Derivatives:
Equity contracts:
Futures	(9)	17
Swaps	—	—
Options	—	1
Interest rate contracts:
Futures	(12)	—
Swaps	—	—
Swaptions	—	—
Credit contracts:
Credit default swaps	—	—
Currency contracts:
Currency swaps	—	—
Currency forwards	—	—
Other contracts:
Margin	—	—
Collateral	—	—
Total:	(21)	18

Embedded Derivatives:
Amounts due from reinsurers	—	—
GMIB reinsurance contracts	—	—
GMxB derivative features liability	6	—
MSO and IUL indexed features	12	(18)
Total Embedded Derivatives	18	(18)

Total Derivatives instruments	$(3)	$—
______________
(1)Reported in net derivative gains (losses) in the statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of March 31, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of March 31, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $23 million and $14 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $4 million and $3 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2022 and December 31, 2021, respectively, the Company held $2 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.
The following table presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2022 and December 31, 2021:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$31	$5	$26	$—	$26
Other financial assets	1	—	1	—	1
Other invested assets	$32	$5	$27	$—	$27

Liabilities:
Derivative liabilities	$5	$5	$—	$—	$—
Other financial liabilities	142	—	142	—	142
Other liabilities	$147	$5	$142	$—	$142
______________
(1) Financial instruments sent (held).
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$26	$8	$18	$—	$18
Other financial instruments	1	—	1	—	1
Other invested assets	$27	$8	$19	$—	$19

Liabilities:
Derivative liabilities	$8	$8	$—	$—	$—
Other financial liabilities	42	—	42	—	42
Other liabilities	$50	$8	$42	$—	$42
______________
(1)Financial instruments sent (held).
5)    INSURANCE LIABILITIES
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three Months Ended March 31, 2022 and 2021

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2022	5	(5)	1	(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	—	—	1	—
Balance, March 31, 2022	$5	$(5)	$2	$(1)

Balance, January 1, 2021	4	(4)	1	(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	(1)	1	(1)	1
Balance, March 31, 2021	3	(3)	—	—

Liabilities for Embedded and Freestanding Insurance Related Derivatives
The liability for the GMxB derivative features and the liability for MSO and IUL indexed features are considered embedded or freestanding insurance derivatives and are reported at fair value. For the fair value of the assets and liabilities associated with these embedded or freestanding insurance derivatives, see Note 6 of the Notes to these Financial Statements.
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of March 31, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of March 31, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	270	81	—	—	351
Total Account Values	$270	$81	$—	$—	$351

NAR, gross (1)	$9	$2	$—	$—	$11
NAR, net of amounts reinsured (1)	$9	$2	$—	$—	$11

Average attained age of policyholders (in years)	59.4	61.8	—	—	59.9
Percentage of policyholders over age 70	10.4%	14.1%	—%	—%	11.1%
Range of contractually specified interest rates	N/A	N/A	N/A	T+ 200bps	T+ 200bps

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	—	—	345	—	345
Total Account Values	$—	$—	$345	$—	$345

NAR, gross (1)	$—	$—	$—	$—	$—
NAR, net of amounts reinsured (1)	$—	$—	$—	$—	$—

Average attained age of policyholders (in years)	N/A	N/A	64.2	—	64.2
Weighted average years remaining until annuitization	N/A	N/A	10.0	—	10.0
Range of contractually specified interest rates	N/A	N/A	T+200bp	NA	T+ 200bps
____________
(1) Amounts reported for NAR are [$0] as the values are less than $1 million at March 31, 2022.
Separate Accounts Investments by Investment Category Underlying Variable Annuity Contracts with GMDB and GMIB Features
The total Account Values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts. The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB features. The investment performance of the assets impacts the related Account Values and, consequently, the NAR associated with the GMDB and GMIB benefits and guarantees. Because the Company’s variable annuity contracts offer both GMDB and GMIB features, GMDB and GMIB amounts are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Investment in Variable Insurance Trust Mutual Funds

	March 31, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$34	$5	$27	$5
Fixed income	8	2	6	2
Balanced	308	338	238	263
Other	1	—	1	—
Total	$351	$345	$272	$270
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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2022	$6	$(3)	$3
Paid guarantee benefits	—	—	—
Other changes in reserve	—	—	—
Balance, March 31, 2022	$6	$(3)	$3

Balance, January 1, 2021	$6	$(3)	$3
Paid guarantee benefits	—	—	—
Other changes in reserve	—	—	—
Balance, March 31, 2021	$6	$(3)	$3

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
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
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of March 31, 2022

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,238	$11	$2,249
U.S. Treasury, government and agency	—	49	—	49
States and political subdivisions	—	33	—	33
Foreign governments	—	1	—	1
Asset-backed (2)	—	29	—	29
Commercial mortgage-backed	—	73	—	73
Total fixed maturities, AFS	—	2,423	11	2,434
Other equity investments	—	21	—	21
Other invested assets:
Options	—	—	—	—
Total other invested assets	—	—	—	—
Cash equivalents	136	—	—	136
Separate Accounts assets (3)	3,279	7	—	3,286
Total Assets	$3,415	$2,451	$11	$5,877

Liabilities:
GMxB derivative features’ liability	$—	$—	$(5)	$(5)
MSO and IUL indexed features’ liability	$—	$107	$—	$107
Total Liabilities	$—	$107	$(5)	$102
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(3)Separate Accounts assets included in the fair value hierarchy exclude investments not fair valued including other assets of $4 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of December 31, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,351	$11	$2,362
U.S. Treasury, government and agency	—	66	—	66
States and political subdivisions	—	34	—	34
Asset-backed (2)	—	30	—	30
Commercial mortgage-backed	—	80	—	80
Total fixed maturities, AFS	—	2,561	11	2,572
Other equity investments	—	23	—	23
Other invested assets:
Options	—	3	—	3
Total other invested assets	—	3	—	3
Cash equivalents	107	—	—	107
Separate Accounts assets	3,384	7	—	3,391
Total Assets	$3,491	$2,594	$11	$6,096

Liabilities:
GMxB derivative features’ liability	$—	$—	$—	$—
MSO and IUL indexed features’ liability	$—	$132	$—	$132
Total Liabilities	$—	$132	$—	$132
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
Notes to Financial Statements (Unaudited), Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIB NLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated.
The valuations of the GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and and equity projections of Separate Account funds. The credit risk of the Company is considered in determining the fair values of its GMxB derivative features liability positions. Incremental adjustment to the U.S. Treasury curve for non-performance risk is made to the fair values of the liabilities and GMIB NLG feature to reflect the claims-paying ratings of the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIB NLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIB NLG valuations.
Lapse rates are adjusted at the contract level based on a comparison of the actuarial calculated guaranteed values and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. For valuing the embedded derivative, lapse rates vary throughout the period over which cash flows are projected.
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended March 31, 2022, there were no AFS fixed maturities transferred out of Level 3 and into Level 2 or AFS fixed maturities transferred out of Level 2 and into Level 3.
During the year ended March 31, 2021, fixed maturities with fair values of $0 million were transferred from Level 2 into the Level 3 classification principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. These transfers in the aggregate represent approximately 0% of total equity as of March 31, 2021.
The tables below present reconciliations for all Level 3 assets and liabilities for the three months ended March 31, 2022 and 2021, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$11	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	6
Total realized and unrealized gains (losses)	—	6
Other comprehensive income (loss)	(1)	—
Purchases	1	(1)
Sales	—	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, March 31, 2022	$11	$5
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$5

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Corporate	GMxB Derivative Features Liability
(in millions)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—

Balance, January 1, 2021	$14	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—
Total realized and unrealized gains (losses)	—	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	(1)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, March 31, 2021	$13	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$—
____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$9	Matrix pricing model	Spread over Benchmark	70 bps - 195 bps	101 bps
Liabilities:
GMIB NLG	5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
     Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$9	Matrix pricing model	Spread over benchmark	70 bps - 145 bps	104 bps

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of March 31, 2022 and December 31, 2021, respectively, are approximately $2 million and $2 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
GMxB Derivative Features Liability
Significant unobservable inputs with respect to the fair value measurement of the Level 3 liabilities identified in the table above are developed using Company data.
Fair value measurement of the GMIB liabilities includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in volatility would increase the asset and liabilities.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB NLG liability are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for non-performance risk and NLG forfeiture rates. NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire. Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIB NLG liability, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIB NLG liability.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Financial Statements
The carrying values and fair values as of March 31, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Financial Statements are presented in the table below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2022:
Mortgage loans on real estate	$17	$—	$—	$17	$17
Policy loans	$238	$—	$—	$288	$288
Policyholders’ liabilities: Investment contracts	$119	$—	$—	$117	$117

December 31, 2021:
Mortgage loans on real estate	$17	$—	$—	$18	$18
Policy loans	$238	$—	$—	$292	$292
Policyholders’ liabilities: Investment contracts	$120	$—	$—	$124	$124

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
Policyholder Liabilities - Investment Contracts and Separate Accounts Liabilities
The fair values for deferred annuities and certain annuities, which are included in policyholders’ account balances and liabilities for investment contracts with fund investments in Separate Accounts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies, Access Accounts and Escrow Shield Plus product reserves are held at book value.
Financial Instruments Exempt from Fair Value Disclosure or Otherwise Not Required to be Disclosed
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.
7)    INCOME TAXES
Income tax expense for the three months ended March 31, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
8)    RELATED PARTY TRANSACTIONS
On December 31, 2021, the Company entered into administrative agreements with EIMG and EIM where the Company provides certain administrative services to EIMG and EIM related to the establishment and maintenance of the Separate Accounts, shareholder servicing, customer support, and other similar services. The administrative fees are recorded in investment management and service fees. During the three months ended March 31, 2022, the Company recorded fees earned from EIMG and EIM of $4 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
9)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2022 and December 31, 2021 follow:

	March 31,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(64)	$86
Accumulated other comprehensive income (loss)	$(64)	$86

The components of OCI, net of taxes for the three months ended March 31, 2022 and 2021, follow:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(176)	$(109)
(Gains) losses reclassified into net income (loss) during the period (1)	1	(2)
Net unrealized gains (losses) on investments	(175)	(111)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	25	38
Other comprehensive income (loss), net of adjustments (net of deferred income tax expense (benefit) of, $(40) and $(20))	(150)	(73)
Other comprehensive income (loss)	$(150)	$(73)
____________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $— million and $1 million for the three months ended March 31, 2022 and 2021, respectively.
Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in total investment gains (losses), net on the statements of income (loss). Amounts presented in the table above are net of tax.
10)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities. The Company is a defendant in litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim.
The outcome of a litigation or regulatory matter is difficult to predict, and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could,

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company’s accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.
Guarantees and Other Commitments
The Company has no outstanding commitments under existing mortgage loans or mortgage loan commitment agreements at March 31, 2022.

11) UNPAID CLAIM AND CLAIM EXPENSES
The liability for unpaid claims and claim expenses as of March 31, 2022 and 2021 is as follows:
Liability for Unpaid Claims and Claim Expenses

	March 31
	2022	2021
	(in millions)
Gross Balance at January 1,	78	41
Less Reinsurance	23	15
Net Balance at January 1,	55	26

Incurred Claims (net) Related to:
Current Period	40	28
Prior Period	(1)	1
Total Incurred	39	29

Paid Claims (net) Related to:
Current Period	15	13
Prior Period	20	14
Total Paid	35	27

Net Balance at March 31,	59	28
Add Reinsurance	25	16
Gross Balance at March 31,	84	44

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the financial statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Note

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
Executive Summary
Overview
We are an indirect, wholly-owned subsidiary of Holdings. Our primary business is to provide life insurance and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
COVID-19 Impact
We continue to closely monitor COVID-19 developments and the impact on our business, operations and investment portfolio. The pandemic’s impact on us depends on future developments that are highly uncertain, including the scope and duration of the pandemic and any recovery period, the emergence and spread of COVID-19 variants, the availability, adoption and efficacy of COVID-19 treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. It is not possible to predict or estimate the longer-term effects of the COVID-19 pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the actual and potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts,, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2021 Form 10-K.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Financial Statements and “Summary of Critical Accounting Estimates —Liability for Future Policy Benefits.”
Macroeconomic and Industry Trends
Our business and results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, volatility in financial markets, economic growth, inflationary pressures, fuel and energy costs, supply chain disruptions, low interest rates, changes in fiscal or monetary policy and geopolitical tensions. The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including interest rates, which are anticipated to continue to rise in 2022 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates remaining below historical averages despite inflationary pressures, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk.”
Interest Rate Environment
We believe the interest rate environment will continue to impact our business and financial performance in the future. A prolonged low interest rate environment may subject us to increased hedging costs or an increase in the amount of reserves we are required to hold, lowering our statutory surplus.
Regulatory Developments
We are regulated primarily by the Arizona Department of Insurance and Financial Institutions, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements. For additional information on regulatory developments, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risk” in the 2021 Form 10-K.
Climate Risks. In March 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require companies to include certain climate-related disclosures including information about climate-related risks that have had or reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to the audited financial statements. Among other things, the required information about climate-related risks also would include disclosure of a company’s greenhouse gas emissions, information about climate-related targets and goals, and if a transition plan, has been adopted as part of climate-related risk management strategy, and requires extensive attestation requirements. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs.
Privacy and Security of Customer Information and Cybersecurity Regulation. In March 2022, the SEC released proposed rules enhancing cybersecurity risk and management disclosure requirements for companies. If enacted, the proposed rules would, among other things, require disclosure of any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance, oversight policies and risk management policies, including the board of directors’ oversight of cybersecurity risks, (iii) the relevant expertise of members of the board of directors with respect to cybersecurity issues and (iv) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.
Results of Operations
The following table summarizes our statements of income (loss) for the years ended March 31, 2022 and 2021:

Statement of Income (Loss)

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$69	$66
Premiums	49	38
Net derivative gains (losses)	(3)	—
Net investment income (loss)	20	24
Investment gains (losses), net	(1)	—
Investment management and service fees	5	1
Other income	—	1
Total revenues	139	130

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	75	55
Interest credited to policyholders’ account balances	19	15
Compensation and benefits	11	10
Commissions	16	17
Amortization of deferred policy acquisition costs	19	12
Other operating costs and expenses	21	20
Total benefits and other deductions	161	129
Income (loss) from continuing operations, before income taxes	(22)	1
Income tax (expense) benefit	3	—
Net income (loss)	$(19)	$1

The following discussion compares the results for the year ended March 31, 2022 to the year ended March 31, 2021.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America decreased by $20 million, to a net loss of $19 million for the three months ended March 31, 2022 from a net income of $1 million for the three months ended March 31, 2021, primarily driven by the following notable items:
Unfavorable items included:
•Policyholders’ benefits increased by $20 million mainly due to growth of the employee benefits business.
•Amortization of deferred policy acquisition costs increased by $7 million mainly due to unfavorable markets during first quarter 2022 compared to favorable markets during first quarter 2021 and reflecting a one-time refinement related to recently issued products.
•Interest credited to policyholders’ account balances increased by $4 million mainly due to equity market appreciation during the first quarter 2021 as compared to equity market depreciation in the first quarter 2022.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $17 million mainly due to business growth, primarily driven by an increase in employee benefits premiums.
•Income tax benefit increased $3 million primarily driven by an increase in pre-tax loss.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in our 2021 Form 10-K. The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•accounting for reinsurance;
•capitalization and amortization of DAC;
•estimated fair values of investments in the absence of quoted market values and investment impairments;
•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
•measurement of income taxes and the valuation of deferred tax assets; and
•liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2021 in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 11 of the Notes to the Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2021. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
INDEX TO EXHIBITS

Number		Description
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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
•“COLI” means corporate owned life insurance
•“Company” means Equitable Financial Life Insurance Company of America (“Equitable America”), a direct wholly-owned subsidiary of Holdings.
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
•“VUL” means variable universal life
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2022	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2022	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)