Form 10-Q
period 2022-06-30
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2022-08-09
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2022, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company of America meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
1

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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $2,611 and $2,444) (allowance for credit losses of $0 and $0 )	$2,318	$2,572
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	17	17
Policy loans	246	238
Other equity investments	19	23
Other invested assets	20	19
Total investments	2,620	2,869
Cash and cash equivalents	33	127
Deferred policy acquisition costs	818	637
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,101	1,136
Current and deferred income taxes	94	15
Other assets	55	57
Separate Accounts assets	2,985	3,394
Total Assets	$7,706	$8,235

LIABILITIES
Policyholders’ account balances	$3,486	$3,504
Future policy benefits and other policyholders' liabilities	592	470
Amounts due to reinsurers	111	117
Other liabilities	141	42
Separate Accounts liabilities	2,985	3,394
Total Liabilities	$7,315	$7,527
Commitments and contingent liabilities (Note 10)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	681	679
Accumulated deficit	(92)	(60)
Accumulated other comprehensive income (loss)	(201)	86
Total Equity	391	708
Total Liabilities and Equity	$7,706	$8,235

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$77	$78	$146	$144
Premiums	59	38	108	76
Net derivative gains (losses)	3	(3)	—	(3)
Net investment income (loss)	21	20	41	44
Investment gains (losses), net	(2)	—	(3)	—
Investment management and service fees	6	1	11	2
Other income	1	5	1	6
Total revenues	165	139	304	269

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	81	54	156	109
Interest credited to policyholders’ account balances	23	25	42	40
Compensation and benefits	9	8	20	18
Commissions	26	17	42	34
Amortization of deferred policy acquisition costs	16	31	35	43
Other operating costs and expenses	22	22	43	42
Total benefits and other deductions	177	157	338	286
Income (loss) from continuing operations, before income taxes	(12)	(18)	(34)	(17)
Income tax (expense) benefit	(1)	4	2	4
Net income (loss)	$(13)	$(14)	$(32)	$(13)

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(13)	$(14)	$(32)	$(13)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(137)	37	(287)	(36)
Other comprehensive income (loss), net of income taxes	(137)	37	(287)	(36)
Comprehensive income (loss)	$(150)	$23	$(319)	$(49)
_____________
(1)See Note 9 of the Notes to these Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Equity
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,
	Equitable Financial Life Insurance Company of America Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
April 1, 2022	$3	$680	$(79)	$(64)	$540	$—	$540
Net income (loss)	—	—	(13)	—	(13)	—	(13)
Other comprehensive income (loss)	—	—	—	(137)	(137)	—	(137)
Other	—	1	—	—	1	—	1
June 30, 2022	$3	$681	$(92)	$(201)	$391	$—	$391

April 1, 2021	$3	$693	$(46)	$65	$715	$—	$715
Dividend of AB Units to parent	—	(64)	—	—	(64)	—	(64)
Net income (loss)	—	—	(14)	—	(14)	—	(14)
Other comprehensive income (loss)	—	—	—	37	37	—	37
Other	—	(1)	—	—	(1)	—	(1)
June 30, 2021	$3	$628	$(60)	$102	$673	$—	$673

	Six Months Ended June 30,
	Equitable Financial Life Insurance Company of America Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$3	$679	$(60)	$86	$708	$—	$708
Net income (loss)	—	—	(32)	—	(32)	—	(32)
Other comprehensive income (loss)	—	—	—	(287)	(287)	—	(287)
Other	—	2	—	—	2	—	2
June 30, 2022	$3	$681	$(92)	$(201)	$391	$—	$391

January 1, 2021	$3	$692	$(47)	$138	$786	$—	$786
Dividend of AB Units to parent	—	(64)	—	—	(64)	—	(64)
Net income (loss)	—	—	(13)	—	(13)	—	(13)
Other comprehensive income (loss)	—	—	—	(36)	(36)	—	(36)
Other	—	—	—	—	—	—	—
June 30, 2021	$3	$628	$(60)	$102	$673	$—	$673

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(32)	$(13)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	42	40
Policy charges and fee income	(146)	(144)
Net derivative (gains) losses	—	3
Dividend from AB Units	—	5
Equity in (income) loss from AB	—	(3)
Investment (gains) losses, net	3	—
Realized and unrealized (gains) losses on trading securities	—	1
Non-cash long-term incentive compensation expense	2	(3)
Amortization and depreciation	37	44
Changes in:
Reinsurance recoverable	1	(58)
Capitalization of deferred policy acquisition costs	(52)	(52)
Future policy benefits	4	12
Current and deferred income taxes	(2)	26
Other, net	104	(2)
Net cash provided by (used in) operating activities	$(39)	$(144)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$120	$77
Short-term investments	(1)	—
Other	1	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(289)	(295)
Other	(2)	1
Cash settlements related to derivative instruments, net	(97)	45
Other, net	(8)	(5)
Net cash provided by (used in) investing activities	$(276)	$(177)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$357	$308
Withdrawals	(44)	(41)
Transfer (to) from Separate Accounts	(93)	(27)
Change in collateralized pledged liabilities	(3)	—
Shareholder dividend paid	—	—
Cash contribution from parent company	—	—
Other, net	4	2
Net cash provided by (used in) financing activities	$221	$242

Change in cash and cash equivalents	(94)	(79)
Cash and cash equivalents, beginning of year	127	161
Cash and cash equivalents, end of year	$33	$82

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited)

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021
The terms “second quarter 2022” and ”second quarter 2021” refer to the three months ended June 30, 2022 and 2021, respectively. The terms “first six months of 2022” and “first six months of 2021” refer to the six months ended June 30, 2022 and 2021, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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
The Company continues to progress with implementation efforts and the evaluation of the impact that adoption of this guidance will have on the Company’s financial statements. Due to its extensive nature, the adoption of the ASU is expected to have a significant impact on the Company’s financial statements, as well as systems, processes and controls. Effective January 1, 2023, the new guidance will be adopted using the modified retrospective approach, except for MRBs which will use the full retrospective approach. The Company has created a governance framework and implementation plan to ensure timely adoption of the guidance. In preparation for implementation, the Company continues to refine key accounting policy decisions, modernize processes and update internal controls. These changes include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes. The impact on total equity of applying this ASU is estimated to be a decrease to total equity as of June 30, 2022. The impact on total equity is mostly driven by the DAC and URR updates to amortize DAC and URR on a constant level basis, remove amortization associated with unrealized gains or losses, and excluding future deferrals in the calculation of the DAC and URR balances.

Recognition of Investment Management and Service Fees
Reported as investment management and service fees in the Company’s statements of income (loss) are administrative fees earned by the Company related to administrative services provided to EIMG and EIM related to the establishment and maintenance of the Separate Accounts, shareholder servicing, customer support, and other similar services. Accordingly, these administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change. There were no material assumption updates or model changes in the first and second quarters of 2022 or 2021.
Revision of Previously Issued Financial Statements
The Company identified an error in its previously issued financial statements specifically related to the preparation of the statement of cash flows. The impact of the errors to prior periods financial statements was not considered to be material. In order to correctly present the Statement of Cash Flows, management will revise the financial statements to correct the Statement of Cash Flows the next time such financial statements are filed. See Note 12 to the Notes to Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2022 and December 31, 2021 was $22 million and $20 million. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2022:
Fixed Maturities:
Corporate (1)	$2,426	$—	$1	$272	$2,155
U.S. Treasury, government and agency	14	—	—	—	14
States and political subdivisions	35	—	—	5	30
Foreign governments	—	—	—	—	—
Asset-backed (2)	55	—	—	5	50
Commercial mortgage-backed	81	—	—	12	69
Total at June 30, 2022	$2,611	$—	$1	$294	$2,318

December 31, 2021:
Fixed Maturities:
Corporate (1)	$2,237	$—	$135	$10	$2,362
U.S. Treasury, government and agency	66	—	1	1	66
States and political subdivisions	31	—	3	—	34
Asset-backed (2)	30	—	—	—	30
Commercial mortgage-backed	80	—	—	—	80
Total at December 31, 2021	$2,444	$—	$139	$11	$2,572
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The contractual maturities of AFS fixed maturities as of June 30, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2022:
Contractual maturities:
Due in one year or less	$33	$33
Due in years two through five	594	584
Due in years six through ten	907	817
Due after ten years	942	764
Subtotal	2,476	2,198
Asset-backed	54	51
Commercial mortgage-backed	81	69
Total at June 30, 2022	$2,611	$2,318

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the three and six months ended June 30, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from sales	$39	$11	$62	$29
Gross gains on sales	$—	$—	$—	$—
Gross losses on sales	$3	$—	$4	$—

Net change in Allowance for Credit losses	$—	$—	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$2	$2	$2	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	—	(2)	—
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	—	—
Additional credit losses this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at June 30,	$—	$2	$—	$2
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2022	$(93)	$40	$(26)	$16	$(63)
Net investment gains (losses) arising during the period	(202)	—	—	—	(202)
Reclassification adjustment:
Included in net income (loss)	2	—	—	—	2
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	79	(54)	37	62
Net unrealized investment gains (losses) excluding credit losses	(293)	119	(80)	53	(201)
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, June 30, 2022	$(293)	$119	$(80)	$53	$(201)

Balance, April 1, 2021	$107	$(52)	$26	$(18)	$63
Net investment gains (losses) arising during the period	64	—	—	—	64
Reclassification adjustment:	—	—	—	—	—
Excluded from net income (loss)	—	—	—	—	—
Other (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses)		(30)	13	(9)	(26)
Net unrealized investment gains (losses) excluding credit losses	171	(82)	39	(27)	101
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, June 30, 2021	$171	$(82)	$39	$(27)	$101

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$128	$(46)	$28	$(24)	$86
Net investment gains (losses) arising during the period	(424)	—	—	—	(424)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Reclassification adjustment:
Included in net income (loss)	3	—	—	—	3
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	165	(108)	77	134
Net unrealized investment gains (losses) excluding credit losses	(293)	119	(80)	53	(201)
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, June 30, 2022	$(293)	$119	$(80)	$53	$(201)

Balance, January 1, 2021	$248	$(111)	$37	$(38)	$136
Net investment gains (losses) arising during the period	(74)	—	—	—	(74)
Reclassification adjustment:
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(3)	—	—	—	(3)
Impact of net unrealized investment gains (losses)	—	29	2	11	42
Net unrealized investment gains (losses) excluding credit losses	171	(82)	39	(27)	101
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, June 30, 2021	$171	$(82)	$39	$(27)	$101

______________
(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.
The following tables disclose the fair values and gross unrealized losses of the 783 issues as of June 30, 2022 and the 119 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2022:
Fixed Maturities:
Corporate	$1,906	$239	$91	$33	$1,997	$272
U.S. Treasury, government and agency	9	—	—	—	9	—
States and political subdivisions	29	5	—	—	29	5
Asset-backed	48	5	—	—	48	5
Commercial mortgage-backed	69	12	—	—	69	12
Total at June 30, 2022	$2,061	$261	$91	$33	$2,152	$294

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2021:
Fixed Maturities:
Corporate	$243	$4	$111	$6	$354	$10
U.S. Treasury, government and agency	45	1	2	—	47	1
States and political subdivisions	—	—	—	—	—	—
Asset-backed	—	—	—	—	—	—
Commercial mortgage-backed	—	—	—	—	—	—
Total at December 31, 2021	$288	$5	$113	$6	$401	$11

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2022 and December 31, 2021 were $25 million and $27 million, respectively, representing 6.3% and 3.8% of the equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2022 and December 31, 2021, respectively, approximately $4 million and $10 million, or 0.2% and 0.4%, of the $2.6 billion and $2.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had no gross unrealized losses as of June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, respectively, the $33 million and $6 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either June 30, 2022 or December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates, credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
The Company held two commercial mortgage loans with a carrying value of $17 million at June 30, 2022 and December 31, 2021. The loans were issued prior to 2017 for apartment complex properties located in the Mid-Atlantic region. The loans were current as of June 30, 2022 and December 31, 2021 with LTV ratios between 0%-50% and DSC ratios greater than 2.0x.
Accrued interest receivable as of June 30, 2022 and December 31, 2021 was $0 million and no accrued interest was written off for the three and six months ended June 30, 2022 and 2021. The allowance for credit losses was $0 million as of June 30, 2022 and 2021, with a change of $0 million for the periods ended.
As of June 30, 2022 and 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2022 and 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$—	$(3)	$2
Net investment gains (losses) recognized on securities sold during the period	—	—	—	—
Unrealized and realized gains (losses) on equity securities	$(1)	$—	$(3)	$2

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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$219	$—	$—	$295	$—	$—
Options	52	1	2	59	8	5
Interest rate contracts:
Futures	137	—	—	120	—	—
Other contracts:
Margin	—	17	—	—	18	—
Collateral	—	1	—	—	—	3
Total:	408	19	2	474	26	8

Embedded derivatives:
GMxB derivative features liability (2)	—	—	(9)	—	—	—
MSO and IUL indexed features (3)	—	—	34	—	—	132
Total embedded derivatives	—	—	25	—	—	132
Total derivative instruments	$408	$19	$27	$474	$26	$140
______________
(1)Reported in other invested assets in the balance sheets.
(2)Reported in future policy benefits and other policyholders’ liabilities in the balance sheets.
(3)Reported in policyholders’ account balances in the balance sheets.
The following table presents the effects of derivative instruments on the statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

	(in millions)
Derivatives:
Equity contracts:
Futures	$(64)	$(73)
Swaps	—	—
Options	(3)	(3)
Interest rate contracts:
Futures	(12)	(24)
Swaps	—	—
Swaptions	—	—
Credit contracts:
Credit default swaps	—	—
Currency contracts:
Currency swaps	—	—
Currency forwards	—	—
Other contracts:
Margin	—	—
Collateral	—	—
Total:	(79)	(100)

Embedded Derivatives:
GMxB derivative features liability	4	10
MSO and IUL indexed features	78	90
Total Embedded Derivatives	82	100

Total Derivatives instruments (1)	$3	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

	(in millions)
Derivatives:
Equity contracts:
Futures	$21	$38
Swaps	—	—
Options	1	2
Interest rate contracts:
Futures	—	—
Swaps	—	—
Swaptions	—	—
Credit contracts:
Credit default swaps	—	—
Currency contracts:
Currency swaps	—	—
Currency forwards	—	—
Other contracts:
Margin	—	—
Collateral	—	—
Total:	22	40

GMxB derivative features liability	—	—
MSO and IUL indexed features	(25)	(43)
Total Embedded Derivatives	(25)	(43)

Total Derivatives instruments (1)	$(3)	(3)
________
(1)Reported in net derivative gains (losses) in the statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of June 30, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of June 30, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $12 million and $14 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $5 million and $3 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2022 and December 31, 2021, respectively, the Company held $0 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position. In addition, certain of the Company’s derivative agreements contain credit-risk related contingent features; if the credit rating of one of the parties to the derivative agreement is to fall below a certain level, the party with positive fair value could request termination at the then fair value or demand immediate full collateralization from the party whose credit rating fell and is in a net liability position.
As of June 30, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2022 and December 31, 2021:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$19	$2	$17	$—	$17
Other financial assets	3	—	3	—	3
Other invested assets	$22	$2	$20	$—	$20

Liabilities:
Derivative liabilities	$2	$2	$—	$—	$—
Other financial liabilities	141	—	141	—	141
Other liabilities	$143	$2	$141	$—	$141
______________
(1)Financial instruments sent (held).
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$26	$8	$18	$—	$18
Other financial assets	1	—	1	—	1
Other invested assets	$27	$8	$19	$—	$19

Liabilities:
Derivative liabilities	$8	$8	$—	$—	$—
Other financial liabilities	42	—	42	—	42
Other liabilities	$50	$8	$42	$—	$42
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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Six Months Ended June 30, 2022 and 2021

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, April 1, 2022	$5	$(5)	$2	$(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	1	(1)	—	—
Balance, June 30, 2022	$6	$(6)	$2	$(1)

Balance, April 1, 2021	$3	$(3)	$—	$—
Paid guarantee benefits	—	—	—	—
Other changes in reserve	(1)	1	1	(1)
Balance, June 30, 2021	$2	$(2)	$1	$(1)

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2022	$5	$(5)	$1	$(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	1	(1)	1	—
Balance, June 30, 2022	$6	$(6)	$2	$(1)

Balance, January 1, 2021	$4	$(4)	$1	$(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	(2)	2	—	—
Balance, June 30, 2021	$2	$(2)	$1	$(1)

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
Account Values and Net Amount at Risk

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of June 30, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of June 30, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	290	87	—	—	377
Total Account Values	$290	$87	$—	$—	$377

NAR, gross	$44	$12	$—	$—	$56
NAR, net of amounts reinsured	$44	$12	$—	$—	$56

Average attained age of policyholders (in years)	59.6	62.1	—	—	60.1
Percentage of policyholders over age 70	10.3%	15.0%	—%	—%	11.3%
Range of contractually specified interest rates	N/A	N/A	N/A	T+ 200bps	T+ 200bps

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	—	—	370	—	370
Total Account Values	$—	$—	$370	$—	$370

NAR, gross (1)	$—	$—	$—	$—	$—
NAR, net of amounts reinsured (1)	$—	$—	$—	$—	$—

Average attained age of policyholders (in years)	N/A	N/A	64.3	—	64.3
Weighted average years remaining until annuitization	N/A	N/A	9.8	—	9.8
Range of contractually specified interest rates	N/A	N/A	T+200bp	N/A	T+ 200bps
____________
(1) Amounts reported for NAR are $0 million as the values are less than $1 million at June 30, 2022.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Investment in Variable Insurance Trust Mutual Funds

	June 30, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$33	$6	$27	$5
Fixed income	8	2	6	2
Balanced	334	362	238	263
Other	2	—	1	—
Total	$377	$370	$272	$270
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

	2022			2021
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, April 1,	$6	$(3)	$3	$6	$(3)	$3
Paid guarantee benefits	—	—	—	—	—	—
Other changes in reserve	1	—	1	—	—	—
Balance, June 30,	$7	$(3)	$4	$6	$(3)	$3

Balance, January 1,	$6	$(3)	$3	$6	$(3)	$3
Paid guarantee benefits	—	—	—	—	—	—
Other changes in reserve	1	—	1	—	—	—
Balance, June 30,	$7	$(3)	$4	$6	$(3)	$3

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of June 30, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of June 30, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,139	$16	$2,155
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	30	—	30
Foreign governments	—	—	—	—
Asset-backed (2)	—	50	—	50
Commercial mortgage-backed	—	69	—	69
Total fixed maturities, AFS	—	2,302	16	2,318
Other equity investments	—	19	—	19
Other invested assets:
Options	—	(1)	—	(1)
Total other invested assets	—	(1)	—	(1)
Cash equivalents	26	—	—	26
Separate Accounts assets (3)	2,975	7	—	2,982
Total Assets	$3,001	$2,327	$16	$5,344

Liabilities:
GMxB derivative features’ liability	$—	$—	$(9)	$(9)
MSO and IUL indexed features’ liability	—	34	—	34
Total Liabilities	$—	$34	$(9)	$25
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(3)Separate Accounts assets included in the fair value hierarchy exclude investments not fair valued including other assets of $3 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of December 31, 2021

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,351	$11	$2,362
U.S. Treasury, government and agency	—	66	—	66
States and political subdivisions	—	34	—	34
Asset-backed (2)	—	30	—	30
Commercial mortgage-backed	—	80	—	80
Total fixed maturities, AFS	—	2,561	11	2,572
Other equity investments	—	23	—	23
Other invested assets:
Options	—	3	—	3
Total other invested assets	—	3	—	3
Cash equivalents	107	—	—	107
Separate Accounts assets	3,384	7	—	3,391
Total Assets	$3,491	$2,594	$11	$6,096

Liabilities:
GMxB derivative features’ liability	$—	$—	$—	$—
MSO and IUL indexed features’ liability	—	132	—	132
Total Liabilities	$—	$132	$—	$132
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2022, there were $5 million AFS fixed maturities transferred out of Level 3 and into Level 2 or AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 1.3% of total equity as of June 30, 2022.
During the six months ended June 30, 2021, there were no fixed maturities transferred from Level 2 into the Level 3 classification.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and six months ended June 30, 2022 and 2021, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	GMxB Derivative Features Liability
	(in millions)
Balance, April 1, 2022	$11	$5

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	4
Total realized and unrealized gains (losses)	—	4
Other comprehensive income (loss)	—	—
Purchases	11	—
Sales	(1)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	(5)	—
Balance, June 30, 2022	$16	$9
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$4

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Corporate	GMxB Derivative Features Liability
(in millions)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—

Balance, April 1, 2021	$13	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	—
Total realized and unrealized gains (losses)	—	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	(2)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, June 30, 2021	$11	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Corporate	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$11	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—
Net derivative gains (losses) (1)	—	10
Total realized and unrealized gains (losses)	—	10
Other comprehensive income (loss)	(1)	—
Purchases	12	(1)
Sales	(1)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	(5)	—
Balance, June 30, 2022	$16	$9
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$10
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—

Balance, January 1, 2021	$14	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	—
Total realized and unrealized gains (losses)	—	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	(3)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, June 30, 2021	$11	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$—
____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
(in millions)
Assets:
Investments:
Fixed maturities, AFS:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Corporate	$4	Matrix pricing model	Spread over Benchmark	2 bps - 2 bps	2 bps
Liabilities:
GMxB Derivative Features Liability	$(9)	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	0	0
    Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$9	Matrix pricing model	Spread over benchmark	70 bps - 145 bps	104 bps

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of June 30, 2022 and December 31, 2021, respectively, are approximately $12 million and $2 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Financial Statements
The carrying values and fair values as of June 30, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2022:
Mortgage loans on real estate	$17	$—	$—	$16	$16
Policy loans	$246	$—	$—	$289	$289
Policyholders’ liabilities: Investment contracts	$119	$—	$—	$113	$113

December 31, 2021:
Mortgage loans on real estate	$17	$—	$—	$18	$18
Policy loans	$238	$—	$—	$292	$292
Policyholders’ liabilities: Investment contracts	$120	$—	$—	$124	$124

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
7)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
8)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and six months ended June 30, 2022.
9)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2022 and December 31, 2021 follow:

	June 30,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(201)	$86
Accumulated other comprehensive income (loss)	$(201)	$86

The components of OCI, net of taxes for the three and six months ended June 30, 2022 and 2021, follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(159)	$50	$(335)	$(59)
(Gains) losses reclassified into net income (loss) during the period (1)	2	—	3	(2)
Net unrealized gains (losses) on investments	(157)	50	(332)	(61)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	20	(13)	45	25
Other comprehensive income (loss), net of adjustments (net of deferred income tax expense (benefit) of $(37), $(30), $(77), and $((10))	(137)	37	(287)	(36)
Other comprehensive income (loss)	$(137)	$37	$(287)	$(36)
____________
(1)See “Reclassification adjustments” in Note 3 of the Notes to these Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(1) million, $0 million, $(1) million and $1 million for the three and six months ended June 30, 2022 and 2021, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The outcome of a litigation or regulatory matter is difficult to predict, and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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
Guarantees and Other Commitments
The Company has no outstanding commitments under existing mortgage loans or mortgage loan commitment agreements at June 30, 2022.

11) UNPAID CLAIM AND CLAIM EXPENSES
The liability for unpaid claims and claim expenses as of June 30, 2022 and 2021 is as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Liability for Unpaid Claims and Claim Expenses

	June 30,
	2022	2021
	(in millions)
Gross Balance at January 1,	$78	$41
Less Reinsurance	23	15
Net Balance at January 1,	$55	$26

Incurred Claims (net) Related to:
Current Period	$88	$63
Prior Period	9	2
Total Incurred	$97	$65

Paid Claims (net) Related to:
Current Period	$49	$39
Prior Period	27	16
Total Paid	$76	$55

Net balance at June 31,	$76	$35
Add Reinsurance	29	18
Gross Balance at June 31,	$105	$53

12) REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company identified an error in its statement of cash flows for the years ended December 31, 2021 and 2020, respectively. Specifically, the Company incorrectly classified certain deposits and withdrawals of policyholders’ account balances as operating net cash inflows rather than financing net cash inflows. Management assessed the materiality of this error within previously issued financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections. As a result of this evaluation, management concluded the impact of the error to previously issued financial statements was not considered to be material. However, in order to correctly present the Statement of Cash Flows, management has elected to revise the impacted financial statements the next time such financial statements are filed which will be in connection with the filing of the Company’s Form 10-K for the year ended December 31, 2022.
There was no impact to the Company’s Balance Sheets, Statements of Income (loss), Statements of Comprehensive Income (loss) or Statements of Equity for any previous period.

The following tables present line items of such previously issued financial statements that are impacted by the error. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the correction, and the amounts which will be presented in the Company’s Form 10-K for the year ended December 31, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	December 31, 2021			December 31, 2020
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in millions)
Statement of Cash Flows:
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reinsurance recoverable	19	(135)	(116)	19	(144)	(125)
Net cash provided by (used in) operating activities	$(250)	$(135)	$(385)	$(205)	$(144)	$(349)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$776	$(140)	$636	$712	$(134)	$578
Withdrawals	(364)	276	(88)	(357)	279	(78)
Net cash provided by (used in) financing activities	$415	$135	$550	$667	$144	$811

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the financial statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (ii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iii) certain product guarantees reported as embedded derivatives at fair value.
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Financial Statements and “Summary of Critical Accounting Estimates —Liability for Future Policy Benefits” included in the 2021 Form 10-K.
Macroeconomic and Industry Trends
Our business and results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, volatility in the capital markets, low interest rates, inflationary pressures, economic growth, fuel and energy costs, supply chain disruptions, changes in fiscal or monetary policy and geopolitical tensions. The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.

Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates. During the second quarter 2022, equity markets continued their decline and interest rates continued to rise, and are anticipated to continue to rise throughout the year based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
Regulatory Developments
We are regulated primarily by the Arizona Department of Insurance and Financial Institutions, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements. For additional information on the regulatory developments, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2021 Form 10-K.
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
Results of Operations
The following table summarizes our statements of income (loss) for the six months ended June 30, 2022 and 2021:

Statement of Income (Loss)

	Six Months Ended June 30,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$146	$144
Premiums	108	76
Net derivative gains (losses)	—	(3)
Net investment income (loss)	41	44
Investment gains (losses), net	(3)	—
Investment management and service fees	11	2
Other income	1	6
Total revenues	304	269

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	156	109
Interest credited to policyholders’ account balances	42	40
Compensation and benefits	20	18
Commissions	42	34
Amortization of deferred policy acquisition costs	35	43
Other operating costs and expenses	43	42
Total benefits and other deductions	338	286
Income (loss) from continuing operations, before income taxes	(34)	(17)
Income tax (expense) benefit	2	4
Net income (loss)	$(32)	$(13)

The following discussion compares the results for the six months ended June 30, 2022 to the six months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net Income (Loss) Attributable to Equitable America
Net loss attributable to Equitable America increased by $19 million, to a net loss of $32 million for the six months ended June 30, 2022 from a net loss of $13 million for the six months ended June 30, 2021, primarily driven by the following notable items:
Unfavorable items included:
•Policyholders’ benefits increased by $47 million mainly due to growth of the employee benefits business and equity market depreciation in the first half of 2022 compared to equity market appreciation during the first half of 2021.
•Commissions increased by $8 million mainly due to increased sales related to business growth.
•Net investment income decreased by $3 million mainly due to lower alternatives investment income and lower prepayments.
•Net investment gains decreased by $3 million primarily due to to reduce duration during the first half of 2022.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $38 million mainly due to business growth, primarily driven by an increase in employee benefits premiums.
•Amortization of deferred policy acquisition costs decreased by $8 million mainly due to one-time adjustment during first half of 2021 .

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s financial statements included in our 2021 Form 10-K. The most critical estimates include those used in determining:
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2022	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2022	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)