Form 10-Q
period 2022-09-30
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2022-11-08
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2022, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and, access to and cost of capital; (ii) operational factors, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, operational failures, our service providers, catastrophic events, such as the outbreak of pandemic diseases including COVID-19, potential strategic transactions, and changes in accounting standards; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; and (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $2,683 and $2,444) (allowance for credit losses of $0 and $0 )	$2,244	$2,572
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	17	17
Policy loans	250	238
Other equity investments	19	23
Other invested assets	20	19
Total investments	2,550	2,869
Cash and cash equivalents	30	127
Deferred policy acquisition costs	906	637
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,096	1,123
Current and deferred income taxes	126	17
Other assets	134	46
Separate Accounts assets	3,017	3,394
Total Assets	$7,859	$8,213

LIABILITIES
Policyholders’ account balances	$3,504	$3,504
Future policy benefits and other policyholders' liabilities	641	457
Amounts due to reinsurers	109	117
Other liabilities	204	42
Separate Accounts liabilities	3,017	3,394
Total Liabilities	$7,475	$7,514
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	783	680
Accumulated deficit	(94)	(70)
Accumulated other comprehensive income (loss)	(308)	86
Total Equity	384	699
Total Liabilities and Equity	$7,859	$8,213
_____________
(1)See Note 10 of the Notes to these Financial Statements for details of commitments and contingent liabilities.

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$72	$68	$218	$212
Premiums	55	39	163	115
Net derivative gains (losses)	(12)	—	(12)	(3)
Net investment income (loss)	22	20	63	62
Investment gains (losses), net	—	—	(3)	—
Investment management and service fees	5	1	16	3
Other income	2	1	3	7
Total revenues	144	129	448	396

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	59	65	215	174
Interest credited to policyholders’ account balances	25	22	67	62
Compensation and benefits	10	10	30	28
Commissions	20	20	62	54
Amortization of deferred policy acquisition costs	—	(13)	35	30
Other operating costs and expenses	22	27	67	71
Total benefits and other deductions	136	131	476	419
Income (loss) from continuing operations, before income taxes	8	(2)	(28)	(23)
Income tax (expense) benefit	3	1	4	6
Net income (loss)	$11	$(1)	$(24)	$(17)

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$11	$(1)	$(24)	$(17)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(107)	(5)	(394)	(39)
Other comprehensive income (loss), net of income taxes	(107)	(5)	(394)	(39)
Comprehensive income (loss)	$(96)	$(6)	$(418)	$(56)
_____________
(1)See Note 9 of the Notes to these Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Equity
For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
July 1, 2022	$3	$682	$(105)	$(201)	$379
Contribution from parent	—	100	—	—	100
Net income (loss)	—	—	11	—	11
Other comprehensive income (loss)	—	—	—	(107)	(107)
Other	—	1	—	—	1
September 30, 2022	$3	$783	$(94)	$(308)	$384

July 1, 2021	$3	$628	$(66)	$102	$667
Dividend of AB Units to parent	—	—	—	—	—
Net income (loss)	—	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	(5)	(5)
Other	—	—	—	—	—
September 30, 2021	$3	$628	$(67)	$97	$661

	Nine Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
January 1, 2022	$3	$680	$(70)	$86	$699
Contribution from parent	—	100	—	—	100
Net income (loss)	—	—	(24)	—	(24)
Other comprehensive income (loss)	—	—	—	(394)	(394)
Other	—	3	—	—	3
September 30, 2022	$3	$783	$(94)	$(308)	$384

January 1, 2021	$3	$692	$(50)	$136	$781
Dividend of AB Units to parent	—	(64)	—	—	(64)
Net income (loss)	—	—	(17)	—	(17)
Other comprehensive income (loss)	—	—	—	(39)	(39)
Other	—	—	—	—	—
September 30, 2021	$3	$628	$(67)	$97	$661

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(24)	$(17)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	67	62
Policy charges and fee income	(218)	(212)
Net derivative (gains) losses	12	3
Dividend from AB Units	—	5
Equity in (income) loss from AB	—	(3)
Investment (gains) losses, net	3	1
Realized and unrealized (gains) losses on trading securities	—	1
Non-cash long-term incentive compensation expense	3	(2)
Amortization and depreciation	51	33
Changes in:
Reinsurance recoverable	(37)	(89)
Capitalization of deferred policy acquisition costs	(84)	(84)
Future policy benefits	9	19
Current and deferred income taxes	(4)	24
Other, net	61	4
Net cash provided by (used in) operating activities	$(161)	$(255)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$132	$162
Short-term investments	—	—
Other	1	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(376)	(412)
Other	(2)	—
Cash settlements related to derivative instruments, net	(123)	46
Other, net	(11)	(5)
Net cash provided by (used in) investing activities	$(379)	$(209)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$540	$467
Withdrawals	(72)	(63)
Transfer (to) from Separate Accounts	(136)	(41)
Change in collateralized pledged assets	(1)	—
Change in collateralized pledged liabilities	(3)	(1)
Cash contribution from parent company	100	—
Other, net	15	1
Net cash provided by (used in) financing activities	$443	$363

Change in cash and cash equivalents	(97)	(101)
Cash and cash equivalents, beginning of year	127	161
Cash and cash equivalents, end of year	$30	$60

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
The terms “third quarter 2022” and ”third quarter 2021” refer to the three months ended September 30, 2022 and 2021, respectively. The terms “first nine months of 2022” and “first nine months of 2021” refer to the nine months ended September 30, 2022 and 2021, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

The impact on total equity of applying this ASU is estimated to be a decrease to total equity as of September 30, 2022. The impact on total equity is mostly driven by the DAC and URR updates to amortize DAC and URR on a constant level basis, remove amortization associated with unrealized gains or losses, and excluding future deferrals in the calculation of the DAC and URR balances.

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
Impact of Assumption Updates
The net impact of assumption changes in the three and nine months ended September 30, 2022 decreased policy charges and fee income by $7 million, decreased policyholders’ benefits by $10 million, and decreased amortization of DAC by $14 million. This resulted in an increase in income (loss) from operations, before income taxes of $17 million and increased net income (loss) by $13 million.
The net impact of assumption changes in the three and nine months ended September 30, 2021 increased policy charges and fee income by $2 million, policyholders’ benefits by $10 million, and amortization of DAC by $4 million. This resulted in a decrease in income (loss) from operations, before income taxes of $12 million and decreased net income (loss) by $9 million.
Model Changes
There were no material model changes in the first nine months of 2022.
The Company updated its models in the third quarter of 2021 to better reflect our crediting rate strategy on indexed universal life products. This resulted in an increase in income (loss) from operations, before income taxes of $21 million and increased net income (loss) by $17 million.
Revision of Previously Issued Financial Statements
The Company identified an error in its previously issued financial statements specifically related to the amortization of the cost of reinsurance asset. The impact of this error to prior periods financial statements were not considered to be material. In addition, last quarter we identified an error in its previously issued financial statements specifically related to the preparation of the statement of cash flows. In order to improve the consistency and comparability of the financial statements, management revised the financial statements to include the revisions discussed herein. The impact of the errors to prior periods financial statements was not considered to be material. See Note 12 to the Notes to these Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2022 and December 31, 2021 was $24 million and $20 million. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

AFS Fixed Maturities by Classification

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2022:
Fixed Maturities:
Corporate (1)	$2,492	$—	$—	$409	$2,083
U.S. Treasury, government and agency	15	—	—	1	14
States and political subdivisions	41	—	—	9	32
Foreign governments	—	—	—	—	—
Asset-backed (2)	54	—	—	4	50
Commercial mortgage-backed	81	—	—	16	65
Total at September 30, 2022	$2,683	$—	$—	$439	$2,244

December 31, 2021:
Fixed Maturities:
Corporate (1)	$2,237	$—	$135	$10	$2,362
U.S. Treasury, government and agency	66	—	1	1	66
States and political subdivisions	31	—	3	—	34
Asset-backed (2)	30	—	—	—	30
Commercial mortgage-backed	80	—	—	—	80
Total at December 31, 2021	$2,444	$—	$139	$11	$2,572
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2022:
Contractual maturities:
Due in one year or less	$34	$34
Due in years two through five	627	598
Due in years six through ten	908	772
Due after ten years	979	725
Subtotal	2,548	2,129
Asset-backed	54	50
Commercial mortgage-backed	81	65
Total at September 30, 2022	$2,683	$2,244

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the three and nine months ended September 30, 2022 and 2021:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from sales	$—	$71	$62	$100
Gross gains on sales	$—	$—	$—	$—
Gross losses on sales	$—	$(1)	$4	$(1)

Net change in Allowance for Credit and Intent to Sell losses	$—	$—	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$—	$2	$2	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—	(2)	—
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	—	—
Additional credit losses this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at September 30,	$—	$2	$—	$2
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2022	$(293)	$119	$(80)	$53	$(201)
Net investment gains (losses) arising during the period	(146)	—	—	—	(146)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	56	(45)	29	40
Net unrealized investment gains (losses) excluding credit losses	(439)	175	(125)	82	(307)
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, September 30, 2022	$(439)	$175	$(125)	$82	$(307)

Balance, July 1, 2021	$171	$(82)	$39	$(27)	$101
Net investment gains (losses) arising during the period	(19)	—	—	—	(19)
Reclassification adjustment:	—	—	—	—	—
Included in net income (loss)	1	—	—	—	1
Other (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	21	(10)	3	14
Net unrealized investment gains (losses) excluding credit losses	153	(61)	29	(24)	97
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, September 30, 2021	$153	$(61)	$29	$(24)	$97

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$128	$(46)	$28	$(24)	$86
Net investment gains (losses) arising during the period	(570)	—	—	—	(570)
Reclassification adjustment:
Included in net income (loss)	3	—	—	—	3
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	221	(153)	106	174
Net unrealized investment gains (losses) excluding credit losses	(439)	175	(125)	82	(307)
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, September 30, 2022	$(439)	$175	$(125)	$82	$(307)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2021	$246	$(111)	$37	$(37)	$135
Net investment gains (losses) arising during the period	(93)	—	—	—	(93)
Reclassification adjustment:
Included in net income (loss)	3	—	—	—	3
Other	(3)	—	—	—	(3)
Impact of net unrealized investment gains (losses)	—	50	(8)	13	55
Net unrealized investment gains (losses) excluding credit losses	153	(61)	29	(24)	97
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, September 30, 2021	$153	$(61)	$29	$(24)	$97

The following tables disclose the fair values and gross unrealized losses of the 861 issues as of September 30, 2022 and the 119 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2022:
Fixed Maturities:
Corporate	$1,854	$320	$212	$89	$2,066	$409
U.S. Treasury, government and agency	14	1	—	—	14	1
States and political subdivisions	30	8	1	1	31	9
Asset-backed	49	4	1	—	50	4
Commercial mortgage-backed	61	15	4	1	65	16
Total at September 30, 2022	$2,008	$348	$218	$91	$2,226	$439

December 31, 2021:
Fixed Maturities:
Corporate	$243	$4	$111	$6	$354	$10
U.S. Treasury, government and agency	45	1	2	—	47	1
States and political subdivisions	—	—	—	—	—	—
Asset-backed	—	—	—	—	—	—
Commercial mortgage-backed	—	—	—	—	—	—
Total at December 31, 2021	$288	$5	$113	$6	$401	$11

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2022 and December 31, 2021 were $24 million and $27 million, respectively, representing 6.2% and 3.8% of the equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2022 and December 31, 2021, respectively, approximately $4 million and $10 million, or 0.1% and 0.4%, of the $2.7 billion and $2.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had no gross unrealized losses as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, respectively, the $91 million and $6 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either September 30, 2022 or December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates, credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
The Company held two commercial mortgage loans with a carrying value of $17 million at September 30, 2022 and December 31, 2021. The loans were issued prior to 2017 for apartment complex properties located in the Mid-Atlantic region. The loans were current as of September 30, 2022 and December 31, 2021 with LTV ratios between 0%-50% and DSC ratios greater than 2.0x.
Accrued interest receivable as of September 30, 2022 and December 31, 2021 was $0 million and no accrued interest was written off for the three and nine months ended September 30, 2022 and 2021. The allowance for credit losses was $0 million as of September 30, 2022 and 2021, with a change of $0 million for the periods ended.
As of September 30, 2022 and 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and nine months ended September 30, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$1	$(4)	$3
Net investment gains (losses) recognized on securities sold during the period	—	—	—	—
Unrealized and realized gains (losses) on equity securities	$(1)	$1	$(4)	$3

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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$223	$—	$—	$295	$—	$—
Options	51	1	2	59	8	5
Interest rate contracts:
Futures	156	—	—	120	—	—
Other contracts:
Margin	—	18	—	—	18	—
Collateral	—	1	—	—	—	3
Total:	430	20	2	474	26	8

Embedded derivatives:
GMxB derivative features liability (2)	—	—	(9)	—	—	—
MSO and IUL indexed features (3)	—	—	30	—	—	132
Total embedded derivatives	—	—	21	—	—	132
Total derivative instruments	$430	$20	$23	$474	$26	$140
______________
(1)Reported in other invested assets in the balance sheets.
(2)Reported in future policy benefits and other policyholders’ liabilities in the balance sheets.
(3)Reported in policyholders’ account balances in the balance sheets.
The following table presents the effects of derivative instruments on the statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(in millions)
Derivatives:
Equity contracts:
Futures	$(12)	$(85)
Swaps	—	—
Options	(1)	(4)
Interest rate contracts:
Futures	(16)	(40)
Swaps	—	—
Swaptions	—	—
Credit contracts:
Credit default swaps	—	—
Currency contracts:
Currency swaps	—	—
Currency forwards	—	—
Other contracts:
Margin	—	—
Collateral	—	—
Total:	(29)	(129)

Embedded Derivatives:
GMxB derivative features liability	2	11
MSO and IUL indexed features	15	106
Total Embedded Derivatives	17	117

Total Derivatives instruments (1)	$(12)	$(12)
________
(1)Reported in net derivative gains (losses) in the statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(in millions)
Derivatives:
Equity contracts:
Futures	$2	$39
Swaps	—	—
Options	—	2
Interest rate contracts:
Futures	(1)	(1)
Swaps	—	—
Swaptions	—	—
Credit contracts:
Credit default swaps	—	—
Currency contracts:
Currency swaps	—	—
Currency forwards	—	—
Other contracts:
Margin	—	—
Collateral	—	—
Total:	1	40

GMxB derivative features liability	—	—
MSO and IUL indexed features	(1)	(43)
Total Embedded Derivatives	(1)	(43)

Total Derivatives instruments (1)	$—	(3)
________
(1)Reported in net derivative gains (losses) in the statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of September 30, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of September 30, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $12 million and $14 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $6 million and $3 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2022 and December 31, 2021, respectively, the Company held $0 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $1 million and $0 million as of September 30, 2022 and December 31, 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities,

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of September 30, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of September 30, 2022 and December 31, 2021:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$20	$2	$18	$—	$18
Other financial assets	2	—	2	—	2
Other invested assets	$22	$2	$20	$—	$20

Liabilities:
Derivative liabilities	$2	$2	$—	$—	$—
Other financial liabilities	204	—	204	—	204
Other liabilities	$206	$2	$204	$—	$204
______________
(1)Financial instruments sent (held).
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$26	$8	$18	$—	$18
Other financial assets	1	—	1	—	1
Other invested assets	$27	$8	$19	$—	$19

Liabilities:
Derivative liabilities	$8	$8	$—	$—	$—
Other financial liabilities	42	—	42	—	42
Other liabilities	$50	$8	$42	$—	$42
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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Nine Months Ended September 30, 2022 and 2021

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, July 1, 2022	$6	$(6)	$2	$(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	1	(1)	—	—
Balance, September 30, 2022	$7	$(7)	$2	$(1)

Balance, July 1, 2021	$2	$(2)	$1	$(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	—	—	(1)	1
Balance, September 30, 2021	$2	$(2)	$—	$—

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2022	$5	$(5)	$1	$(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	2	(2)	1	—
Balance, September 30, 2022	$7	$(7)	$2	$(1)

Balance, January 1, 2021	$4	$(4)	$1	$(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	(2)	2	(1)	1
Balance, September 30, 2021	$2	$(2)	$—	$—

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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of September 30, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of September 30, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	398	107	—	—	505
Total Account Values	$398	$107	$—	$—	$505

NAR, gross	$68	$18	$—	$—	$86
NAR, net of amounts reinsured	$68	$18	$—	$—	$86

Average attained age of policyholders (in years)	60.5	62.4	—	—	60.9
Percentage of policyholders over age 70	12.3%	16.0%	—%	—%	13.1%
Range of contractually specified interest rates	N/A	N/A	N/A	T+ 200bps	T+ 200bps

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	—	—	497	—	497
Total Account Values	$—	$—	$497	$—	$497

NAR, gross (1)	$—	$—	$—	$—	$—
NAR, net of amounts reinsured (1)	$—	$—	$—	$—	$—

Average attained age of policyholders (in years)	N/A	N/A	64.5	—	64.5
Weighted average years remaining until annuitization	N/A	N/A	9.7	—	9.7
Range of contractually specified interest rates	N/A	N/A	T+200bp	N/A	T+ 200bps
____________
(1) Amounts reported for NAR are $0 million as the values are less than $1 million at September 30, 2022.
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
Investment in Variable Insurance Trust Mutual Funds

	September 30, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$37	$7	$27	$5
Fixed income	9	2	6	2
Balanced	456	488	238	263
Other	3	—	1	—
Total	$505	$497	$272	$270
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

	2022			2021
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, July 1,	$7	$(3)	$4	$6	$(3)	$3
Paid guarantee benefits	—	—	—	—	—	—
Other changes in reserve	—	—	—	—	—	—
Balance, September 30,	$7	$(3)	$4	$6	$(3)	$3

Balance, January 1,	$6	$(3)	$3	$6	$(3)	$3
Paid guarantee benefits	—	—	—	—	—	—
Other changes in reserve	1	—	1	—	—	—
Balance, September 30,	$7	$(3)	$4	$6	$(3)	$3

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of September 30, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of September 30, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,066	$17	$2,083
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	32	—	32
Foreign governments	—	—	—	—
Asset-backed (2)	—	50	—	50
Commercial mortgage-backed	—	65	—	65
Total fixed maturities, AFS	—	2,227	17	2,244
Other equity investments	—	19	—	19
Other invested assets:
Options	—	(1)	—	(1)
Total other invested assets	—	(1)	—	(1)
Cash equivalents	25	—	—	25
Separate Accounts assets (3)	3,009	7	—	3,016
Total Assets	$3,034	$2,252	$17	$5,303

Liabilities:
GMxB derivative features’ liability	$—	$—	$(9)	$(9)
MSO and IUL indexed features’ liability	—	30	—	30
Total Liabilities	$—	$30	$(9)	$21
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(3)Separate Accounts assets included in the fair value hierarchy exclude investments not fair valued including other assets of $1 million.

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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2022, there were $5 million AFS fixed maturities transferred out of Level 3 and into Level 2 or AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 1.3% of total equity as of September 30, 2022.
During the nine months ended September 30, 2021, there were no fixed maturities transferred from Level 2 into the Level 3 classification.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and nine months ended September 30, 2022 and 2021, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	GMxB Derivative Features Liability
	(in millions)
Balance, July 1, 2022	$16	$9

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	2
Total realized and unrealized gains (losses)	—	2
Other comprehensive income (loss)	—	—
Purchases	1	(2)
Sales	—	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, September 30, 2022	$17	$9
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Corporate	GMxB Derivative Features Liability
(in millions)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—

Balance, July 1, 2021	$11	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	—
Total realized and unrealized gains (losses)	—	—
Other comprehensive income (loss)	—	—
Purchases	2	—
Sales	—	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, September 30, 2021	$13	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Corporate	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$11	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—
Net derivative gains (losses) (1)	—	12
Total realized and unrealized gains (losses)	—	12
Other comprehensive income (loss)	(1)	—
Purchases	13	(3)
Sales	(1)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	(5)	—
Balance, September 30, 2022	$17	$9
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$12
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—

Balance, January 1, 2021	$14	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	—
Total realized and unrealized gains (losses)	—	—
Other comprehensive income (loss)	—	—
Purchases	2	—
Sales	(3)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, September 30, 2021	$13	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$—
____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
(in millions)
Assets:
Investments:
Fixed maturities, AFS:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Corporate	$4	Matrix pricing model	Spread over Benchmark	3 bps - 3 bps	3 bps
Liabilities:
GMxB Derivative Features Liability	$(9)	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality Rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	—	—
    Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$9	Matrix pricing model	Spread over benchmark	70 bps - 145 bps	104 bps

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of September 30, 2022 and December 31, 2021, respectively, are approximately $13 million and $2 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Financial Statements
The carrying values and fair values as of September 30, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2022:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$250	$—	$—	$291	$291
Policyholders’ liabilities: Investment contracts	$118	$—	$—	$108	$108

December 31, 2021:
Mortgage loans on real estate	$17	$—	$—	$18	$18
Policy loans	$238	$—	$—	$292	$292
Policyholders’ liabilities: Investment contracts	$120	$—	$—	$124	$124

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
7)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
8)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and nine months ended September 30, 2022.

9)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of September 30, 2022 and December 31, 2021 follow:

	September 30,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(308)	$86
Accumulated other comprehensive income (loss)	$(308)	$86

The components of OCI, net of taxes for the three and nine months ended September 30, 2022 and 2021, follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(116)	$(15)	$(451)	$(74)
(Gains) losses reclassified into net income (loss) during the period (1)	—	1	3	1
Net unrealized gains (losses) on investments	(116)	(14)	(448)	(73)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	9	9	54	34
Other comprehensive income (loss), net of adjustments (net of deferred income tax expense (benefit) of $(28), $(1), $(105), and $(11))	(107)	(5)	(394)	(39)
Other comprehensive income (loss)	$(107)	$(5)	$(394)	$(39)
____________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $0 million, $(1) million, $(1) million and $0 million for the three and nine months ended September 30, 2022 and 2021, respectively.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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
Guarantees and Other Commitments
The Company has no outstanding commitments under existing mortgage loans or mortgage loan commitment agreements at September 30, 2022.

11) UNPAID CLAIM AND CLAIM EXPENSES
The liability for unpaid claims and claim expenses as of September 30, 2022 and 2021 is as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Liability for Unpaid Claims and Claim Expenses

	September 30,
	2022	2021
	(in millions)
Gross Balance at January 1,	$78	$40
Less Reinsurance	23	15
Net Balance at January 1,	$55	$25

Incurred Claims (net) Related to:
Current Period	$144	$99
Prior Period	(6)	16
Total Incurred	$138	$115

Paid Claims (net) Related to:
Current Period	$91	$69
Prior Period	30	18
Total Paid	$121	$87

Net balance at September 30,	$72	$53
Add Reinsurance	32	19
Gross Balance at September 30,	$104	$72

12) REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the quarter ended June 30, 2022, the Company identified an error in its statement of cash flows for the years ended December 31, 2021 and 2020, respectively. Specifically, the Company incorrectly classified certain deposits and withdrawals of policyholders’ account balances as operating net cash inflows rather than financing net cash inflows. In connection with the Company’s evaluation of this cash flow error during the quarter ended June 30, 2022, management, in accordance SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, determined to revise previously issued financial statements to correctly present cash flows associated with deposits and withdrawals of policyholders’ account balances.
In addition, during the quarter ended September 30, 2022, the Company identified additional errors primarily related to the calculation of the deferred cost of reinsurance amortization. Specifically, the deferred cost of reinsurance as reflected on the balance sheet was overstated and operating expenses (deferred cost amortization) was understated commencing in the quarter ended December 31, 2019 with a cumulative impact of $14 million pre-tax. In accordance SAB No. 108, management evaluated the impact of this error and concluded that previously issued financial statements were not materially misstated; however, the cumulative impact would be material to the quarter ended September 30, 2022 and annual period ending December 31, 2022 and accordingly, determined to revise previously reported financial statements for years ended December 31, 2021, 2020 and 2019 and for the three-month periods ended March 31, 2022 and 2021 and June 30, 2022 and 2021 and for the the six-months periods ended June 30, 2022 and June 2021. As a result of the determination to revise previously issued financial statements for the amortization matter discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, (a) balance sheet gross up errors resulting from incorrectly calculating reserves relating to business which has been 100% ceded to reinsurers resulting in corrections to Future policy benefits and other policyholders’ liabilities and Amounts due from reinsurers; (b) the classification of a preferred stock investment of $25M from available for sale debt securities to equity securities and present previously recorded unrealized losses as net investment income (loss) rather than as a component of other comprehensive income in the amount of $2M; and, (c) other immaterial errors.
The following tables present line items for prior period impacted financial statements that have been affected by the errors discussed above:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	December 31, 2021			December 31, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)			(in millions)
Balance Sheets:
Fixed maturities available for sale, at fair value	2,572	—	2,572	2,445	(25)	2,420
Other equity investments	23	—	23	—	25	25
Amounts due from reinsurers	1,136	(13)	1,123	1,186	(17)	1,169
Current and deferred income taxes	15	2	17	27	1	28
Other assets	57	(11)	46	81	(6)	75
Total Assets	8,235	(22)	8,213	7,306	(22)	7,284
Future policy benefits and other policyholders’ liabilities	470	(13)	457	415	(17)	398
Total Liabilities	7,527	(13)	7,514	6,520	(17)	6,503
Additional paid-in capital	679	1	680	692	—	692
Accumulated deficit	(60)	(10)	(70)	(47)	(3)	(50)
Accumulated other comprehensive income (loss)	86	—	86	138	(2)	136
Total Equity	708	(9)	699	786	(5)	781
Total Liabilities and Equity	8,235	(22)	8,213	7,306	(22)	7,284

	March 31, 2022			June 30, 2022
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)			(in millions)
Balance Sheets:
Amounts due from reinsurers	1,117	3	1,120	1,101	3	1,104
Current and deferred income taxes	58	2	60	94	1	95
Other assets	67	(12)	55	55	(13)	42
Total Assets	8,145	(7)	8,138	7,706	(9)	7,697
Future policy benefits and other policyholders’ liabilities	527	3	530	592	3	595
Total Liabilities	7,605	3	7,608	7,315	3	7,318
Common Stock	3	—	3	3	—	3
Additional paid-in capital	680	1	681	681	1	682
Treasury shares, at cost	—	—	—	—	—	—
Accumulated deficit	(79)	(11)	(90)	(92)	(13)	(105)
Total Equity	540	(10)	530	391	(12)	379
Total Liabilities and Equity	8,145	(7)	8,138	7,706	(9)	7,697

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss)
Net investment income (loss)	83	3	86	71	—	71
Total revenues	443	3	446	396	—	396

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	184	—	184	107	(1)	106
Amortization of deferred policy acquisition costs	31	—	31	92	(1)	91
Other operating costs and expenses	83	4	87	99	2	101
Total benefits and deductions	481	4	485	454	—	454
Income (loss) from continuing operations, before income taxes	(38)	(1)	(39)	(58)	—	(58)
Income tax (expense) benefit from continuing operations	29	—	29	13	—	13
Net income (loss) from continuing operations	(9)	(1)	(10)	(45)	—	(45)
Net income (loss)	$(9)	$(1)	$(10)	$(45)	$—	$(45)

	Year Ended December 31, 2021
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss)
Net investment income (loss)	90	(2)	88
Total revenues	535	(2)	533

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	35	1	36
Other operating costs and expenses	96	6	102
Total benefits and deductions	553	7	560
Income (loss) from continuing operations, before income taxes	(18)	(9)	(27)
Income tax (expense) benefit from continuing operations	5	2	7
Net income (loss) from continuing operations	(13)	(7)	(20)
Net income (loss)	$(13)	$(7)	$(20)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss)
Net investment income (loss)	20	—	20	24	(2)	22
Total revenues	139	—	139	130	(2)	128

BENEFITS AND OTHER DEDUCTIONS
Other operating costs and expenses	21	1	22	20	1	21
Total benefits and deductions	161	1	162	129	1	130
Income (loss) from continuing operations, before income taxes	(22)	(1)	(23)	1	(3)	(2)
Income tax (expense) benefit from continuing operations	3	—	3	—	—	—
Net income (loss) from continuing operations	(19)	(1)	(20)	1	(3)	(2)
Net income (loss)	$(19)	$(1)	$(20)	$1	$(3)	$(2)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss)
Net investment income (loss)	20	—	$20	44	(2)	$42
Total revenues	139	—	139	269	(2)	267

BENEFITS AND OTHER DEDUCTIONS
Other operating costs and expenses	22	1	23	42	2	44
Total benefits and deductions	157	1	158	286	2	288
Income (loss) from continuing operations, before income taxes	(18)	(1)	(19)	(17)	(4)	(21)
Income tax (expense) benefit from continuing operations	4	—	4	4	—	4
Net income (loss) from continuing operations	(14)	(1)	(15)	(13)	(4)	(17)
Net income (loss)	$(14)	$(1)	$(15)	$(13)	$(4)	$(17)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Other operating costs and expenses	22	1	23	43	2	45
Total benefits and deductions	177	1	178	338	2	340
Income (loss) from continuing operations, before income taxes	(12)	(1)	(13)	(34)	(2)	(36)
Income tax (expense) benefit from continuing operations	(1)	(1)	(2)	2	(1)	1
Net income (loss) from continuing operations	(13)	(2)	(15)	(32)	(3)	(35)
Net income (loss)	$(13)	$(2)	$(15)	$(32)	$(3)	$(35)

	Year Ended December 31,
	2021			2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$(13)	$(7)	$(20)	$(9)	$(1)	$(10)
Change in unrealized gains (losses), net of reclassification adjustment	(52)	2	(50)	90	(2)	88
Other comprehensive income	(52)	2	(50)	90	(2)	88
Comprehensive income (loss)	$(65)	$(5)	$(70)	$81	$(3)	$78

	Three Months Ended March 31,
	2022			2021
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$(19)	$(1)	$(20)	$1	$(3)	$(2)
Change in unrealized gains (losses), net of reclassification adjustment	(150)	—	(150)	(73)	2	(71)
Other comprehensive income	(150)	—	(150)	(73)	2	(71)
Comprehensive income (loss)	$(169)	$(1)	$(170)	$(72)	$(1)	$(73)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022			2022
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$(13)	$(2)	$(15)	$(32)	$(3)	$(35)
Comprehensive income (loss)	$(150)	$(2)	$(152)	$(319)	$(3)	$(322)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended June 30,			Six Months Ended June 30,
	2021			2021
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$(14)	$(1)	$(15)	$(13)	$(4)	$(17)
Change in unrealized gains (losses), net of reclassification adjustment	37	—	37	(36)	2	(34)
Other comprehensive income	37	—	37	(36)	2	(34)
Comprehensive income (loss)	$23	$(1)	$22	$(49)	$(2)	$(51)

	Twelve Months Ended December 31,
	2019
Statements of Equity:	As Previously Reported	Impact of Revision	As Revised
	(in millions)
Accumulated Deficit, beginning of year	7	(2)	5
Accumulated Deficit, end of year	(38)	(2)	(40)
Total equity, end of year	$416	$(2)	$414

	Year Ended December 31,					Year Ended December 31,
	2021					2020
Statements of Equity:	As Previously Reported	Impact of Revision		As Revised		As Previously Reported		Impact of Revision		As Revised
	(in millions)
Other	(2)	1		(1)		4		—		4
Additional paid-in capital, end of year	679	1		680	—	692	—	—	—	692

Accumulated Deficit, beginning of year	(47)	(3)		(50)		(38)		(2)		(40)
Net income (loss)	(13)	(7)		(20)		(9)		(1)		(10)
Accumulated Deficit, end of year	(60)	(10)	—	(70)	—	(47)	—	(3)		(50)

Accumulated other comprehensive income (loss), beginning of year	138	(2)		136		48		—		48
Other comprehensive income (loss)	(52)	2		(50)		90		(2)		88
Accumulated other comprehensive income (loss), end of year	86	—		86		138		(2)		136
Total equity, end of year	$708	$(9)		$699		$786		$(5)		$781

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended March 31,					Three Months Ended March 31,
	2022					2021
Statements of Equity:	As Previously Reported	Impact of Revision		As Revised		As Previously Reported		Impact of Revision		As Revised
	(in millions)
Additional paid-in capital, beginning of year	679	1		680		692		—		692
Additional paid-in capital, end of period	680	1		681	—	693	—	—	—	693

Accumulated Deficit, beginning of year	(60)	(10)		(70)		(47)		(3)		(50)
Net income (loss)	(19)	(1)		(20)		1		(3)		(2)
Accumulated Deficit, end of period	(79)	(11)	—	(90)	—	(46)	—	(6)		(52)

Accumulated other comprehensive income (loss), beginning of year	86	—		86		138		(2)		136
Other comprehensive income (loss)	(150)	—		(150)		(73)		2		(71)
Accumulated other comprehensive income (loss), end of period	(64)	—		(64)		65		—		65
		—
Total equity, end of period	$540	$(10)		$530		$715		$(6)		$709

	Three Months Ended June 30,			Three Months Ended June 30,
	2022			2021
Statements of Equity:	As Previously Reported	Impact of Revision	As Revised	As Previously Reported	Impact of Revision		As Revised
	(in millions)
Additional paid-in capital, beginning of year	680	1	681	693	—		693
Additional paid-in capital, end of period	681	1	682	628	—		628
Accumulated Deficit, beginning of year	(79)	(11)	(90)	(46)	(6)		(52)
Net income (loss)	(13)	(2)	(15)	(14)	(1)		(15)
Accumulated Deficit, end of period	(92)	(13)	(105)	(60)	(6)	-66228709	(66)
Total equity, end of period	$391	$(12)	$379	$673	$(6)	-60	$667

	Six Months Ended June 30,				Six Months Ended June 30,
	2022				2021
Statements of Equity:	As Previously Reported	Impact of Revision		As Revised	As Previously Reported	Impact of Revision	As Revised
	(in millions)
Additional paid-in capital, beginning of year	679	1		680	692	—	692
Additional paid-in capital, end of year	681	1		682	628	—	628

Accumulated Deficit, beginning of year	(60)	(10)		(70)	(47)	(3)	(50)
Net income (loss)	(32)	(3)		(35)	(13)	(4)	(17)
Accumulated Deficit, end of year	(92)	(13)	(92)	(105)	(60)	(6)	(66)
Accumulated other comprehensive income (loss), beginning of year	86	—		86	138	(2)	136
Other comprehensive income (loss)	(287)	—		(287)	(36)	2	(34)
Total equity, end of year	$391	$(12)		$379	$673	$(6)	$667

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Year End Dec 31, 2019
	As Reported	Impact of Revision	As Revised
	(in millions)
Statement of Cash Flows:
Cash flow from operating activities:
Amortization and depreciation	99	(1)	98
Future policy benefits	(20)	(1)	(21)
Other, net	$5	$2	7
Net cash provided by (used in) operating activities	$(341)	$—	$(341)

	Year End Dec 31, 2021			Year End Dec. 31, 2020
	As Reported	Impact of Revision	As Revised	As Reported	Impact of Revision	As Revised
	(in millions)
Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	(13)	(7)	(20)	(9)	(1)	(10)
Future policy benefits	20	4	24	34	(17)	17
Reinsurance recoverable	19	(139)	(120)	19	(127)	(108)
Current and deferred income taxes	25	(1)	24	(28)	—	(28)
Other, net	$(13)	$9	(4)	$(10)	$1	(9)
Net cash provided by (used in) operating activities	$(250)	$(135)	$(385)	$(204)	$(144)	$(348)
Cash flows from financing activities:
Deposits	776	(140)	636	712	(134)	578
Withdrawals	(364)	275	(89)	(357)	279	(78)
Net cash provided by (used in) financing activities	$415	$135	$550	$667	$144	$811

	Three Months March 31, 2022			Three Months March 31, 2021
	As Reported	Impact of Revision	As Revised	As Reported	Impact of Revision	As Revised
	(in millions)
Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	(19)	(1)	$(20)	1	(3)	$(2)
Current and deferred income taxes	(3)	—	$(3)	30	—	30
Other, net	73	1	$74	8	3	11
Net cash provided by (used in) operating activities	$9	$—	$9	$(11)	$—	$(11)

	Six Months June 30, 2022			Six Months June 30, 2021
	As Reported	Impact of Revision	As Revised	As Reported	Impact of Revision	As Revised
	(in millions)
Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	(32)	(3)	(35)	(13)	(4)	(17)
Future policy benefits	4	13	17	12	17	29
Reinsurance recoverable	1	(13)	(12)	(58)	(17)	(75)
Current and deferred income taxes	(2)	1	(1)	26	—	26
Other, net	$104	$2	106	$(2)	$4	2
Net cash provided by (used in) operating activities	$(39)	$—	$(39)	$(144)	$—	$(144)

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
Executive Summary
Overview
We are an indirect, wholly-owned subsidiary of Holdings. Our primary business is to provide life insurance, annuity, and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
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
COVID-19 Impact
The COVID-19 pandemic is still evolving. We continue to closely monitor COVID-19 developments and the impact on our business, operations and investment portfolio. The future impact of the COVID-19 pandemic is dependent on many unknown factors and remains highly uncertain, including as to the emergence and spread of COVID-19 variants, the availability, adoption and efficacy of COVID-19 treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. As the COVID-19 pandemic has not yet subsided, it is not possible to predict or estimate the longer-term effects of the COVID-19 pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the actual and potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2021 Form 10-K.
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
Assumption Updates
We conduct our annual review of our assumptions during the third quarter of each year. We also update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in our assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
Impact of Assumption Updates on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three months ended September 30, 2022 and 2021 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Three Months Ended September 30, (1)
	2022	2021
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$—	$—
All other assumption updates	17	(12)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	17	(12)
Income tax (expense) benefit on assumption update	(4)	3
Net income (loss) impact of assumption update	$13	$(9)
_____________
(1)The amounts for the three months and the nine months ended September 30 of each year represented the same amounts.
The impact of the assumption update in the third quarter 2022 was an increase of $17 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $13 million. The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $17 million consisted of a decrease in policy charges and fee income of $7 million, a decrease in policyholders’ benefits of $10 million, and a decrease in amortization of DAC of $14 million.
The impact of the assumption update in the third quarter 2021 was a decrease of $12 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $9 million. The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $12 million consisted of increases in policy charges and fee income of $2 million, policyholders’ benefits of $10 million and amortization of DAC of $4 million.
Model Changes
There were no material model changes in the first nine months of 2022.
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures, plateauining or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates. During the third quarter 2022, equity markets continued their decline, while interest rates continued to rise, and are anticipated to continue to rise throughout the year based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates remaining below historical averages despite recent increases could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk.”
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
Results of Operations
The following table summarizes our statements of income (loss) for the nine months ended September 30, 2022 and 2021:

Statement of Income (Loss)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$218	$212
Premiums	163	115
Net derivative gains (losses)	(12)	(3)
Net investment income (loss)	63	62
Investment gains (losses), net	(3)	—
Investment management and service fees	16	3
Other income	3	7
Total revenues	448	396

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	215	174
Interest credited to policyholders’ account balances	67	62
Compensation and benefits	30	28
Commissions	62	54
Amortization of deferred policy acquisition costs	35	30
Other operating costs and expenses	67	71
Total benefits and other deductions	476	419
Income (loss) from continuing operations, before income taxes	(28)	(23)
Income tax (expense) benefit	4	6
Net income (loss)	$(24)	$(17)

The following discussion compares the results for the nine months ended September 30, 2022 to the nine months ended September 30, 2021.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net Income (Loss) Attributable to Equitable America
Net loss attributable to Equitable America increased by $7 million, to a net loss of $24 million for the nine months ended September 30, 2022 from a net loss of $17 million for the nine months ended September 30, 2021, primarily driven by the following notable items:
Unfavorable items included:
•Policyholders’ benefits increased by $41 million mainly due to growth of the employee benefits business and equity market depreciation during 2022 compared to equity market appreciation during 2021.
•Net derivative losses increased $9 million mainly due to equity market depreciation during 2022.
•Commissions increased by $8 million mainly due to increased sales related to business growth.
•Amortization of deferred policy acquisition costs increased by $5 million mainly due to equity market depreciation partially offset by more favorable assumption updates during 2022 compared to 2021.
•Net investment gains decreased by $3 million primarily due to rebalancing of the investment portfolio.

These were partially offset by the following favorable items:

•Fee-type revenue increased by $63 million mainly due to business growth, primarily driven by an increase in employee benefits premiums.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 10 of the Notes to the Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Date: November 8, 2022	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2022	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)