Form 10-K
period 2022-12-31
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2023-03-01
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2023, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of plateauing or decreasing economic growth and geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards and catastrophic events, such as outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (ix) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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

Part I, Item 1.
BUSINESS
GENERAL
Equitable America, established in the state of Arizona in 1969, is an indirect, wholly-owned subsidiary of Holdings, and a principal franchise of Holdings, one of America’s leading financial services providers. We provide advice, protection and retirement strategies to individuals, families and small businesses.
PRODUCTS
We offer a variety of retirement and protection products and services, principally to individuals, small and medium-sized businesses and professional and trade associations. Our product approach is to ensure that design characteristics are attractive to both our customers and our company’s capital approach. We currently focus on products across our business that expose us to less market and customer behavior risk, are more easily hedged and, overall, are less capital intensive than many traditional products. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
Life Insurance Products
Our product offerings include VUL, IUL and term life products. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors. Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified compensation, succession planning and key person insurance. We target select segments of the life insurance market: permanent life insurance, including IUL and VUL products and term insurance. As part of a strategic shift over the past several years, we have refocused our product offering and distribution towards less capital-intensive, higher return accumulation and protection products. For example, in January 2021, we discontinued offering our most interest rate sensitive IUL product (“IUL Protect”).
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
We have three permanent life insurance offerings built upon a UL insurance framework: IUL and VUL products targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our insurance products include single-life and second-to-die (i.e., survivorship) products.
IUL. IUL uses an equity-linked approach for generating policy investment returns. The equity linked options provide upside return based on an external equity-based index (e.g., S&P 500) subject to a cap. In exchange for this cap on investment returns, the policy provides downside protection in that annual investment returns are floored at zero, protecting the policyholder in the event of a market movement down. As noted above, the performance of any UL insurance policy also depends on the level of policy charges.
VUL. VUL uses a series of investment options to generate the investment return allocated to the cash value. The sub-accounts are similar to retail mutual funds: a policyholder can invest policy values in one or more underlying investment options offering varying levels of risk and growth potential. These provide long-term growth opportunities, tax-deferred earnings and the ability to make tax-free transfers among the various sub-accounts. In addition, the policyholder can invest premiums in a guaranteed interest option, as well as an investment option we call the MSO, which provides downside protection from losses in the index up to a specified percentage.
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
Underwriting and Pricing
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
We manage changes to our underwriting guidelines through a robust governance process that ensures that our underwriting decisions continue to align with our business and financial objectives, including risk appetite and pricing expectations.
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
Reinsurance
We use reinsurance to mitigate a portion of our risk and optimize the capital efficiency and operating returns of our in-force life insurance portfolio. As part of our risk management function, we continuously monitor the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies.
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
Reinsurance Assumed
We have a quota share arrangement with one non-affiliate, AXA Global Re. Effective 2021, the contract is closed to new business. For additional information about reinsurance strategies implemented and affiliate reinsurance assumed, see Note 8 of the Notes to Financial Statements.
Hedging
We hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products. These products and riders allow the policyholder to participate in the performance of an index price movement up to certain caps and/or protect the policyholder in a movement down for a set period of time. In order to support our obligations under these investment options, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers. Our hedging exposes us to counterparty risk as well as fellow customer default risk, in respect to certain types of cleared contracts.
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
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness, Accident and Hospital Indemnity insurance products.
Underwriting and Pricing
We manage the underwriting process to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is continuously monitored through internal underwriting controls and audits to achieve high standards of underwriting and consistency.
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We set appropriate plans for the group based on demographic information and, for larger groups, also evaluate the experience of the group. The claims experience is reviewed at the time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.
Risk Management
We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.
Variable Annuities
In 2022, we began offering a full suite of variable annuity products, to policyholders located outside of New York.
Our individual variable annuity products are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. We sell our variable annuity products through Equitable Advisors and a wide network of third-party firms, including banks, broker-dealers and insurance partners, reaching more than 145,000 financial professionals.

Current Variable Annuities Offered
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. Our current primary product offering includes:
Structured Capital Strategies (“SCS”). Our SCS is an index-linked variable annuity product which allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices, or one or more ETFs, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we introduced on some versions. In November 2022, we introduced SCS Income, a new version of SCS offering a GMxB feature. SCS Income is also an index-linked annuity that combines lifetime income options with some protection from equity market volatility.
Retirement Cornerstone (“RC”). Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options, whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
We work with employees of EIMG to identify and include appropriate underlying investment options in our products, as well as to control the costs of these options and increase profitability of the products. For a discussion of EIMG, see below “—Equitable Investment Management.”
Variable Annuities Policy Feature Overview
Variable annuities allow the policyholder to make deposits into accounts offering variable investment options. For deposits allocated to Separate Accounts, the risks associated with the investment options are borne entirely by the policyholder, except where the policyholder elects GMxB features in certain variable annuities, for which additional fees are charged. Additionally, certain variable annuity products permit policyholders to allocate a portion of their account to investment options backed by the General Account and are credited with interest rates that we determine, subject to certain limitations.
Certain variable annuity products offer one or more GMxB features in addition to the standard return of premium death benefit guarantee. GMxB features (other than the return of premium death benefit guarantee) provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals (i.e., the benefit base), thus guarding against a downturn in the markets. The rate of this return may increase the specified benefit base at a guaranteed minimum rate (i.e., a fixed roll-up rate) or may increase the benefit base at a rate tied to interest rates (i.e., a floating roll-up rate). GMxB riders must be chosen by the policyholder no later than at the issuance of the contract.
GMLBs principally include GMIB. Variable annuities may also offer a GWBL rider. A GMIB is an optional benefit where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV. A GWBL is an optional benefit where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.
Underwriting and Pricing
We generally do not underwrite our variable annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV, and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Our variable annuity products generally include penalties for early withdrawals. From time to time, we reevaluate the type and level of GMxB and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.
Risk Management
To actively manage and protect against the economic risks associated with our in-force variable annuity products, our management team has taken a multi-pronged approach. Our in-force variable annuity risk management programs include:
Hedging
We use hedging strategies to offset changes in our economic liability from changes in equity markets and interest rates. A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options, as well as, to a lesser extent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things.
Reinsurance
We have used reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the GMxB features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. Also, we ensure that we obtain collateral to mitigate our risk of loss. See “—Life Insurance Products—Management—Non-affiliate Reinsurance” for further detail on our reinsurance efforts.
MARKETS
Life Insurance Products. While we serve all Equitable client segments, we specialize in Small to Medium Enterprises and high-income/high-net worth clients. We also complement our permanent product suite with term products for clients with simpler needs. We focus on creating value for our customers through the differentiated features and benefits we offer on our products.
Employee Benefit Products. Our employee benefit product suite is focused on small and medium-sized businesses seeking simple, technology-driven employee benefits management. We built the employee benefits business from the ground up based on feedback from brokers and employers, ensuring the business’ relevance to the market we address. We are committed to continuously evolving our product suite and technology platform to meet market demand.
Variable Annuity Products. Our variable annuity products are primarily sold to both retirees seeking retirement income and a broader class of investors, including affluent, high net worth individuals and families saving for retirement, registered investment advisers and their clients, as well as younger investors who have maxed out contributions to other retirement accounts but are seeking tax-deferred growth opportunities. Our customers prioritize certain features based on their life-stage and investment needs or those of their clients. In addition, our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. SCS Income serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction while also seeking guaranteed income. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
DISTRIBUTION
We primarily distribute our products through our affiliate, Equitable Advisors, and through third-party distribution channels.
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than 4,300 financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers.

Third-Party Distribution. We distribute life insurance products through third-party firms which provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, and independent broker-dealers are all important partners who distribute our products today. Our Employee Benefits’ solutions are distributed through the traditional broker channel, strategic partnerships (medical partners, professional employer organizations (PEOs), and associations), General Agencies, TPAs and Equitable Advisors. For our annuity products, we focus on growing our distribution in the bank, broker-dealer and insurance partner channels.

COMPETITION
There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide. Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.
The principal competitive factors affecting our business are our financial strength as evidenced, in part, by our financial and claims-paying ratings; access to capital; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; technological capabilities; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of our brand in the marketplace; reputation and quality of service; the tax-favored status certain of our products receive under the current federal and state laws and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.
We and our affiliated distributors must attract and retain productive sales representatives to sell our products. Strong competition continues among financial institutions for sales representatives with demonstrated ability. We and our affiliated distribution companies compete with other financial institutions for sales representatives primarily on the basis of financial position, product breadth and features, support services and compensation policies.
Legislative and other rulemaking and governmental policy changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.
Equitable Investment Management
EIMG is the investment manager and formerly the administrator for our proprietary variable funds. On June 22, 2021, Equitable Holdings completed the formation of Equitable Investment Management, LLC (“EIM”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, EIM replaced EIMG as the administrator of EQAT, EQ Premier VIP Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”). On June 10, 2022, Holdings completed the formation of Equitable Investment Management II, LLC (“EIM II”, and collectively with EIMG and EIM, “Equitable Investment Management”). Effective January 1, 2023, EIM II replaced EIM as the administrator of each Trust.
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
EIMG provides investment management services to different types of proprietary investment vehicles sponsored by the Company, including registered investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQAT and EQ Premier VIP Trust and to two private investment trusts established in the Cayman Islands. Each Trust and private investment trusts is a “series” type of trust with multiple series that use the Portfolios created by EIMG. EIMG provides discretionary investment management services to the Trust to manage each series in accordance with the recommended Portfolios, including, among other things, (1) providing portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers to implement the Portfolio strategies; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.

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
EIM provided administrative services to the Portfolios from August 1, 2021 to December 31, 2022. Effective January 1, 2023, EIM II provides administrative services to the Portfolios. The administrative services that EIM provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
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
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts, and make requests for particular information from us. For example, periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely or if they result in an enforcement action, have a material adverse effect on us. In addition, new laws and regulations and changed interpretations of existing regulations and laws by regulators may adversely impact our business and the impact could be more adverse in the case of statutes, regulations or guidance enacted or adopted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risk, see “Risk Factors—Legal and Regulatory Risks.”
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 14 of the Notes to Financial Statements.
Holding Company and Shareholder Dividend Regulation

All states, including Arizona, regulate transactions between an insurer and its affiliates under their insurance holding company laws. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the insurer’s domiciliary insurance regulator.
The insurance holding company laws and regulations generally also require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file with state insurance regulatory authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, states require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state regulator of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance laws also place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates.
For additional information on shareholder dividends, see Note 14 of the Notes to Financial Statements.
State insurance holding company laws and regulations also regulate changes in control. State laws provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of the voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in its Manual. However, a state may have adopted or in the future may adopt statutory accounting principles that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact our statutory capital and surplus.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by Arizona, requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of their material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.
The NAIC’s Corporate Governance Annual Disclosure Model Act, which has been adopted in Arizona, requires insurers to annually file detailed information regarding their corporate governance policies.
The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life insurance and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products, and it has been adopted in all states. We have been applying principle-based reserving to calculate reserves for our IUL products since 2018.
The NAIC has been focused on a macro-prudential initiative since 2017 which is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement for a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) The Liquidity Stress

Test is used as a regulatory tool in jurisdictions which have adopted the holding company amendments. Arizona has not yet adopted the amendments. We cannot predict what impact this tool may have on the Company.
The NAIC also developed a group capital calculation tool (“GCC”) using a risk-based capital aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in December 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead regulator is located. Holdings’ lead state regulator is the NYDFS, although New York has not yet adopted the amendments.
Captive Reinsurance Regulation
We use a captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators have been focused on insurance companies’ use of affiliated captive reinsurers or offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”), which applies the Standard to captive insurers that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also developed a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires a ceding insurer’s actuary to opine on the insurer’s reserves and issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction meets the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has been adopted in Arizona, effective April 9, 2022.
The NAIC adopted a framework for variable annuity captive reinsurance transactions that became operational in 2020, which includes reforms that improve the statutory reserve and RBC framework for insurance companies that sell variable annuity products. Among other changes, the framework includes prescriptions for reflecting hedge effectiveness, investment returns, interest rates, mortality and policyholder behavior in calculating statutory reserves and RBC. Overall, we believe the NAIC reform has moved variable annuity capital standards towards an economic framework which is consistent with how we manage our business. Equitable America adopted the NAIC reserve and capital framework for the year ended December 31, 2019.
We cannot predict what, if any, changes may result from these reviews, further regulation and/or pending lawsuits regarding the use of captive reinsurers. If the Arizona Department of Insurance and Financial Institutions or other state insurance regulators were to restrict the use of captive reinsurers, or if we otherwise are unable to continue using our captive reinsurer, the capital management benefits we receive under this reinsurance arrangement could be adversely affected. This could cause us to recapture the business reinsured to our captive reinsurer and adjust the design of our risk mitigation programs. For additional information on our use of a captive reinsurance company, see “—Risk Management—Reinsurance,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had minimal RBC impact on Equitable America. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which similarly had minimal impact on Equitable America. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.
Regulation of Investments
State insurance laws and regulations limit the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
Guaranty Associations and Similar Arrangements
Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
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
Certain of our affiliates, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and SCB LLC, are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers,” defined generally as natural persons and their investment vehicles. Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act solely in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers, and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT, EQ Premier VIP Trust and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act and, if appropriate, shares of these entities are registered under the Securities Act.
Certain affiliates including EIMG, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These U.S. and foreign laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
EIMG is registered with the CFTC as a commodity pool operator with respect to certain portfolios and is also a member of the NFA. AB and certain of its subsidiaries are also separately registered with the CFTC as commodity pool operators and commodity trading advisers; SCB LLC is also registered with the CFTC as a commodity introducing broker. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the CEA. The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, EIMG is subject to regulation by the NFA and CFTC and is subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and anti-fraud prohibitions, and is subject to periodic inspections and audits by the CFTC and NFA. EIMG is also subject to certain CFTC-mandated disclosure, reporting and record-keeping obligations.
Regulators, including the SEC, FINRA, and state securities regulators and attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation, fee break points, and the use of fund assets for distribution.
We and certain of our affiliates have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, the CFTC, NFA, state attorneys general, state insurance regulators and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our business.
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings against our subsidiaries or their personnel that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, investment adviser, commodity pool operator, or other type of regulated entity, or member, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. The FSOC modified the designation process by adopting an activities-based approach for identifying and addressing potential risks to financial stability.
The FIO’s authority extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements.
In addition, the FIO is empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to the Dodd-Frank Act. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including prohibiting the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd-Frank Act. The rules will, among other things, require national securities exchanges to establish listing standards that would require listed companies to adopt and comply with a compensation recovery policy, often known as a clawback policy, and require listed companies to provide disclosure about such policies and how they are being implemented. In the event a company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the company must recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount would be the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The updated listing standards related to clawback policies will become effective no later than November 28, 2023. Listed companies will be required to adopt a clawback policy no later than 60 days following the applicable listing standards effective date and make the required disclosure in proxy and information statements, as well as annual reports filed after the adoption of their clawback policy. We are currently awaiting the finalization of the relevant listing standards and are evaluating our existing clawback policy to determine if any updates are required.
On August 25, 2022, the SEC adopted final rules implementing the pay versus performance requirement as mandated by the Dodd-Frank Act. The rules require public companies to disclose the relationship between their executive compensation and financial performance in proxy or information statements in which executive compensation disclosures are required. Under the new rules, companies will be required to provide a table disclosing specified executive compensation and financial performance measures for the five most recently completed fiscal years after an initial phase-in period. Companies are also required to describe the relationship between the actual executive compensation paid, as defined by the new rules, and each of the financial performance measures in the table, as well as the company’s total shareholder return (“TSR”) and the TSR of its selected peer group. In addition, companies are required to disclose three to seven financial performance measures they determine to be the most important performance measures for linking executive compensation actually paid to company performance. These final rules are effective in proxy and information statements for fiscal years ending on or after December 16, 2022.
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the OTC derivatives markets, which has largely been implemented. The Dodd-Frank Act provided authority to the CFTC to regulate “swaps” and the SEC to regulate “security based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes, and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules - the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the rules, including registration of dealers in security-based swaps became effective on or prior to November 1, 2021. Public trade reporting of security-based swaps went into effect in February 2022. In December 2021, the SEC proposed Rule 10B-1 to require next day public reporting of security-based swaps that exceed certain specified thresholds.

As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps and security-based swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO or security-based swap clearing organization. Both swaps and security-based swaps are subject to transaction-reporting requirements.
Under the CFTC’s and SEC’s regulations, swaps and security-based swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for most entities, initial margin, as mandated by the CFTC and SEC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for certain entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC, the SEC, and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements took effect in September 2021 (which is the applicable date for us) and for smaller counterparties took effect in September 2022. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators. SEC regulations require posting and collection of variation margin by both us and our counterparty but require posting of initial margin only by the entity facing the broker-dealer or security-based swap dealer but not the broker-dealer or security-based swap dealer itself.
In addition, regulations adopted by the Prudential Regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in qualified financial contracts, including many derivatives contracts, repurchase agreements and securities lending agreements, terms that delay or restrict the rights of counterparties, such as us, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these requirements in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.
We use derivatives to mitigate a wide range of risks in connection with our business, including the impact of increased benefit exposures from certain variable annuity products. We have always been subject to the risk that our hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of new regulations.
Broker-Dealer Regulation
The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective on June 30, 2020. Regulation BI also requires registered broker dealers and investment advisers to retail customers to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation BI.
The SEC recently proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the over-the-counter market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require publication of order execution quality information by certain large broker-dealers and trading platforms in addition to market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.

Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The changes amend existing Rule 206(4)-1 under the Investment Advisers Act and incorporate aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules impose a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We developed systems and processes and put in place policies and procedures to ensure that we are in compliance with the amended rule. The SEC is currently focused on examining compliance efforts with newly amended Rule 206(4)-1. The SEC has also adopted new reporting requirements for registered investment advisers regarding “say on pay” and more expansive reporting of voting practices by managers for registered funds on Form N-PX. In October 2022, the SEC also proposed a new rule and rule amendments under the Investment Advisers Act that would prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring the proposed service providers. Both the new requirements and the new proposals, if adopted, will create substantially greater compliance requirements and costs for our investment adviser-affiliated entities.
Fiduciary Rules / “Best Interest” Standards of Conduct
We provide certain products and services to employee benefit plans and plans that are subject to ERISA and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”), as applicable. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the ERISA requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest and disqualified persons, as applicable) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the IRS and the Pension Benefit Guaranty Corporation.
In the wake of the March 2018 Fifth Circuit federal appeals court decision to vacate the DOL’s 2016 Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA and the Code, which is now subject to enforcement. The preamble to PTE 2020-02 includes the DOL’s “final interpretation” of the traditional five-part test under ERISA and the Code for determining investment advice fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although PTE 2020-02 applies to rollover transactions if they constitute “investment advice” under such five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to align with, but are not identical to, the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02. The DOL has noted that it may further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions, in the near future. To date, nothing has been proposed. However, recent press reports have suggested that the Department of Labor may soon move forward with re-drafting a rule defining the term “fiduciary.”
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
Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators and other regulatory agencies. For instance, the FIO, which is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act (as discussed above), sought public comment on climate-related financial risks in the insurance industry in furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021. The FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals.

In addition, in March 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require companies to include certain climate-related disclosures including information about climate-related risks that have had or are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to the audited financial statements. Among other things, the required information about climate-related risks also would include disclosure of a company’s greenhouse gas emissions, information about climate-related targets and goals, and if a transition plan, has been adopted as part of climate-related risk management strategy, and requires extensive attestation requirements. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs.
Finally, on May 25, 2022, the SEC proposed amendments to existing rules that would require registered investment companies and investment advisers to include specific disclosures regarding their environmental, social and governance (“ESG”) strategies in prospectuses and shareholder reports and Form ADV.
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
Transition from LIBOR
Global regulators have announced that publication of LIBOR will cease after June 2023. The cessation dates of many of these USD and non-USD LIBOR setting have occurred and publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) will cease after June 2023. The Financial Conduct Authority (“FCA”) has proposed that the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, continue publication of one-, three- and six-month USD LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024.
In March 2022, federal legislation was enacted to address, for USD LIBOR settings scheduled to cease being published at the end of June 2023, the transition to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate USD LIBOR fallback provisions. Except with respect to the one-week and two-month USD LIBOR tenors, the federal legislation supersedes all state law addressing the USD LIBOR transition, including legislation enacted in New York in 2021. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) adopted regulations in December 2022 that implements this legislation by identifying benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in specified financial contracts after June 30, 2023. The regulation authorizes specified “determining persons” to select a benchmark replacement and substitutes a Federal Reserve Board-specified replacement where a determining person does not select a workable benchmark replacement by at least June 30, 2023. Each Federal Reserve Board-specified replacement specified in the regulation incorporates spread adjustments.
We have exposure to USD LIBOR through loans, derivatives, investments and financing operations and there are references to LIBOR in certain product prospectuses. We have evaluated our existing credit agreements, portfolio holdings, derivatives and other investments and identified all contracts for which there is not a robust fallback rate specified and have either identified replacement rates, including SOFR, as an adequate fallback for these instruments, have disposed of the instrument or negotiated fallback terms.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. While neither the minimum tax nor the excise tax on share buybacks are currently expected to have a significant impact on the

Company, we continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law on December 29, 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
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
The NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, although it has not been adopted in Arizona. We expect that additional states will also adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be accepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023, amends the CCPA to provide California consumers the right to correct personal information, limit certain uses of sensitive data and the sharing of data that does not constitute a sale, and establishes a new agency, the California Privacy Rights Agency, to adopt rules for and enforce the CCPA and CPRA. Other states have adopted, or are considering, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws (such as those enacted in Colorado, Utah, and Virginia) include entity-wide exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.
State and federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The effective date for the updated Safeguards Rule is June 9, 2023. Failure to comply with new regulation or requirements may result in enforcement action, fines and/or other operational or reputational harms. Further, in March 2022, the SEC released proposed rules enhancing cybersecurity risk and management disclosure requirements for companies. If enacted, the proposed rules would, among other things, require disclosure of any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance, oversight policies and risk management policies, including the board of directors’ oversight of cybersecurity risks, (iii) the relevant expertise of members of the board of directors with respect to cybersecurity issues and (iv) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.
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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over resurgences of COVID-19 outbreaks and consumer or government reactions thereto, the potential of a U.S. government default, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine and the sanctions and other measures imposed in response to this conflict have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts, or AUA, which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings. Periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations.
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
•changes in interest rates could result in changes to the fair value liability of our variable annuity GMxB business;
•changes in interest rates may adversely impact our liquidity and increase our costs of financing and hedges;
•we may not be able to effectively mitigate and we may sometimes choose not to fully mitigate or to increase, the interest rate risk of our assets relative to our liabilities;
•the delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect such changes in assumptions in products available for sale may negatively impact the long-term profitability of certain products sold during the intervening period; and
•rising interest rates could cause our statutory interest maintenance reserve to become negative which could impact our capital and liquidity.
The coronavirus (COVID-19) pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economies. Over the last few years, efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. As businesses and schools have reopened, many have restricted or limited access. Although pandemic-related restrictions have been lifted in many places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to interrupt business activities and trade in many countries, which has caused a significant impact on the economies and financial markets of many countries including an economic downturn. We expect these impacts to continue for the foreseeable future.
While we have implemented risk management and contingency plans with respect to COVID-19, such measures may not adequately protect our business from the full impacts of the pandemic. For additional information about COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Industry Trends—COVID-19 Impact.”
The extent of COVID-19’s impact on us will depend on future developments that are still highly uncertain including the severity and duration of future outbreaks, actions taken by governments and other third parties in response to such outbreaks and the availability and efficacy of vaccines against COVID-19 and its variants.
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
In addition, one of the most serious threats facing the U.S. economy is the disagreement over the federal debt limit which, if not addressed in the coming months, could lead to a default on the federal debt, adverse market impact and a recession this year.
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
Any catastrophic event, such as pandemic diseases like COVID-19, terrorist attacks, accidents, floods, severe storms or hurricanes or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in the services provided to us by Equitable Financial and our significant vendors. The operational systems of Equitable Financial are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with the disaster recovery systems of Equitable Financial or our significant vendors could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and operating results due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. The Equitable Financial workforce may be unable to be physically located at one of its facilities, which could result in lengthy interruptions in our service. A catastrophe may affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics.
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
Misconduct by Equitable Financial’s employees, associated financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in obligations to report such misconduct publicly, regulatory enforcement proceedings and, even findings that violations of law were committed, regulatory sanctions or serious reputational or financial harm. Certain types of violations may result in our inability to act as an investment adviser or broker-dealer or to represent issuers in Regulation D offerings by acting as placement agent, general partner or other roles. Equitable Financial employs controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If Equitable Financial’s employees or associated financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
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
Changes in accounting standards.
Our financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 of the Notes to Financial Statements.
The replacement of LIBOR may affect our cost of capital and net investment income.
It is anticipated that LIBOR will be discontinued no later than June 2023. As a result, existing loans, investments and other contracts relying on a LIBOR benchmark will need to designate a replacement rate. In addition, derivatives and other contracts used to hedge those contracts will generally need to be conformed to provide a similar alternative rate to that being hedged. Further, because beginning in January 2022, U.S. banks would no longer extend loans based on LIBOR, new lines of credit we enter into since then have been benchmarked to a new benchmark rate, which has typically been the Secured Overnight Financing Rate (“SOFR”). SOFR is the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury bonds as collateral. SOFR is published by the New York Federal Reserve Bank. Given the LIBOR transition, we anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts. We have inventoried all aspects of our business that utilize a LIBOR benchmark and, for those instruments that currently do not have an appropriate fallback rate, we have now completed the process of either disposing of the instrument or negotiating a fallback rate. There is no assurance that the alternative rates we negotiate will not be materially less favorable than the previous, LIBOR-based rate.
Increasing scrutiny and evolving expectations regarding ESG matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Legislators and regulators have imposed and likely will continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, impede our business opportunities or expose us to new or additional risks. For example, the SEC has proposed new ESG reporting rules, including relating to climate change, which, if adopted as proposed, could result in additional compliance and reporting costs. See “Business—Regulation—Climate Risks.” In addition, state attorneys general and other state officials have spoken out against ESG motivated investing by some investment managers and terminated contracts with managers based on their following certain ESG motivated strategies. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet these standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition and liquidity.
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
We seek to mitigate some risks associated with the GMxB features or minimum crediting rate contained in certain of our products through our hedging and reinsurance programs. However, these programs cannot eliminate all of the risks, and no assurance can be given as to the extent to which such programs will be completely effective in reducing such risks.
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
Hedging Programs—We use a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the GMxB features of our variable annuity products and minimum crediting rates on our variable annuity and life products from unfavorable changes in benefit exposures due to movements in the capital markets. In certain cases, however, we may not be able to effectively apply these techniques because the derivatives markets in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly, but not only, during periods of high market volatility, which could adversely impact our business, results of operations or financial condition. If we are unable to effectively hedge these risks, we could experience economic losses which could have a material adverse impact on our business, results of operations or financial condition. Additionally, our strategies may result in under or over-hedging our liability exposure, which could result in an increase in our hedging losses and greater volatility in our earnings and have a material adverse effect on our business, results of operations or financial condition. For further discussion, see “—Risks Relating to Estimates, Assumptions and Valuations—Our risk management policies and procedures.”
Risks Relating to Our Products, Our Structure and Product Distribution
GMxB features within certain of our products.

Certain of the variable annuity products we offer and certain in-force variable annuity products we offered historically include GMxB features. We also offer index-linked variable annuities with guarantees against a defined floor on losses. GMxB features are designed to offer protection to policyholders against changes in equity markets and interest rates. Any such periods of significant and sustained negative or low Separate Accounts returns, increased equity volatility or reduced interest rates will result in an increase in the valuation of our liabilities associated with those products. In addition, if the Separate Account assets consisting of fixed income securities, which support the guaranteed index-linked return feature, are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such Separate Accounts with assets from our General Account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.

Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and using the GMxB features inherent within our products. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option use assumptions. If we update our assumptions based on our actuarial assumption review, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our business, results of operations or financial condition which, in certain circumstances, could impair our solvency. In addition, we have in the past updated our assumptions on policyholder behavior, which has negatively impacted our net income, and there can be no assurance that similar updates will not be required in the future.

In addition, hedging instruments may not effectively offset the costs of GMxB features or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by our risk management techniques. These factors, individually or collectively, may have a material adverse effect on our business, results of operations, including net income, capitalization, financial condition or liquidity.
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
Holdings could sell products through another one of its insurance subsidiaries which would result in reduced sales of our products and total revenues.
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
We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to third-party distributors when providing investment advice to retail and other customers. Our key distribution relationships may also be adversely impacted by regulatory changes that increase the costs associated with marketing, or restrict the ability of distribution partners to receive sales and promotion-related charges.
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
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Moreover, definitions used in our derivatives contracts may differ from those used in the contract being hedged. For example, swap documents typically use SOFR as a fallback to LIBOR whereas corporate or municipal bonds or loans held by us may use different fallback rates. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses, including both losses based on the risk being hedged as well as losses based on the derivative. The terms of the derivatives and other instruments used to hedge the stated risks may not match those of the instruments they are hedging which could cause unpredictability in results.
Our reserves could be inadequate and product profitability could decrease due to differences between our actual experience and management’s estimates and assumptions.
Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, longevity, persistency, interest rates, future equity performance, reinvestment rates, claims experience and policyholder elections (i.e., the exercise or non-

exercise of rights by policyholders under the contracts). The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We review the appropriateness of reserves and the underlying assumptions at least annually and, if necessary, update our assumptions as additional information becomes available. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly, and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could materially and adversely impact our business, results of operations or financial condition. Future reserve increases in connection with experience updates could be material and adverse to our results of operations or financial condition.
Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our variable annuity and life insurance products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our variable annuity and life insurance products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if we are permitted under the contract to increase premiums or adjust other charges and credits, we may not be able to do so due to litigation, point of sale disclosures, regulatory reputation and market risk or due to actions by our competitors. In addition, the development of a secondary market for life insurance could adversely affect the profitability of existing business and our pricing assumptions for new business.
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
Legal and Regulatory Risks

We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight of financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. For additional information on regulatory developments and the risks we face, including the Dodd-Frank Act and insurance regulations adopted by the NAIC, see “Business—Regulation.”
Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS. Failure to administer our products in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations.
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and further regulating the industries in which we operate. For example, the SEC recently proposed amendments to Rule 22e-4 under the Investment Company Act, which was itself only recently implemented, that would impose substantial new costs on top of those recently spent by us to comply with the rule. Other SEC proposals relating to registered funds, such as proposed amendments to Rule 22c-1 of the Investment Company Act, would require adoption of “swing pricing” and a “hard close” by all open-end funds other than money market funds which could substantially increase the operating costs associated with our funds and potentially adversely impact the appeal of the products to certain investors. These emerging regulatory initiatives could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.
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
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings and regulatory actions pending against us, see Note 13 of the Notes to Financial Statements.
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
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2022, all of Equitable America’s common equity was owned by EFS. Consequently, there is no established public market for Equitable America’s common stock.
Dividends
Equitable America did not pay shareholder dividends during 2022, 2021 or 2020. For information on Equitable America’s present and future ability to pay dividends, see Note 14 of the Notes to Financial Statements and “Risk Factors—Legal and Regulatory Risks.”

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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over resurgences of COVID-19, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.

Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which are anticipated to continue to rise in 2023 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk.”
COVID-19 Impact
The COVID-19 pandemic continues to evolve, and we continue to closely monitor developments and the impact on our business, operations and investment portfolio. Although COVID-19 restrictions, including temporary business and school closures have been lifted in many places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to interrupt business activities and trade in many countries, which has caused a significant impact on the economies and financial markets of many countries including an economic downturn. We expect these impacts to continue for the foreseeable future, which could adversely affect demand for our products and services and our investment returns. Indeed, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which could decline substantially depending on factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending.
In response to the various pandemic related restrictions over the last few years we have adapted our processes to meet client needs. For example, we offer our modified underwriting policies with a fluid-less, touchless process to help more clients access the protection they need. In addition, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. We further developed digital tools and enhanced our remote engagement, which is resulting in improved retention and increases in retirement plan contributions. As businesses and the economy continue to return to pre-pandemic activity levels, we believe we can continue to leverage our digital enhancements to continue to grow our business, even as we return to in-person engagement and sales.
While COVID-19 significantly affected the capital markets and economy, we believe we have taken the appropriate actions to help assure that our economic balance sheet is protected from equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital-intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including reinsurance, asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
The extent and nature of COVID-19’s full negative financial impact on our business cannot reasonably be estimated at this time due to developments that are still highly uncertain, including the severity and duration of future outbreaks, actions taken by governmental authorities and other third parties in response to such outbreaks and the availability and efficacy of vaccines against COVID-19 and its variants. For additional information regarding the potential impacts of COVID-19, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic.”
Regulatory Developments

We are regulated primarily by the Arizona Department of Insurance and Financial Institutions, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks.”
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements are recognized in the periods in which they occur while corresponding changes in offsetting liabilities not measured at fair value, are recognized over time. This results in net income volatility as further described below. See “--Significant Factors Impacting Our Results--Impact of Hedging on Results.”
In addition to our dynamic hedging strategy, we have static hedge positions designed to mitigate the adverse impact of changing market conditions on our statutory capital. We believe this program will continue to preserve the economic value of our variable annuity contracts and better protect our target variable annuity asset level. However, these static hedge positions increase the size of our derivative positions and may result in higher net income volatility on a period over period basis.
An additional source of net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results,” for further detail of the impact of assumption updates on net income (loss).

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
2022 Assumption Updates
The impact of the assumption update in the third quarter of 2022 was an increase of $17 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $13 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $17 million consisted of a decrease in policy charges and fee income of $7 million, a decrease in policyholders’ benefits of $10 million and a decrease in amortization of DAC of $14 million.
2021 Assumption Updates
The impact of the assumption update in the third quarter of 2021 was a decrease of $12 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $9 million.

The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $12 million consisted of an increase in policy charges and fee income of $2 million, an increase in policyholders’ benefits of $10 million and an increase in amortization of DAC of $4 million.
Model Changes
There were no material model changes during 2022. We updated our models in the third quarter of 2021 to better reflect our crediting rate strategy on indexed universal life products. This resulted in an increase in income (loss) from operations, before income taxes of $21 million and increased net income (loss) by $17 million.
Results of Operations
The following table summarizes our statements of income (loss) for the years ended December 31, 2022 and 2021:
Statement of Income (Loss)

	Year Ended December 31,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$299	$275
Premiums	223	157
Net derivative gains (losses)	(17)	(1)
Net investment income (loss)	87	88
Investment gains (losses), net	(8)	4
Investment management and service fees	18	4
Other income	25	6
Total revenues	627	533

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	300	239
Interest credited to policyholders’ account balances	90	82
Compensation and benefits	42	36
Commissions	90	76
Amortization of deferred policy acquisition costs	48	25
Other operating costs and expenses	103	102
Total benefits and other deductions	673	560
Income (loss) from continuing operations, before income taxes	(46)	(27)
Income tax (expense) benefit	8	7
Net income (loss)	$(38)	$(20)

The following discussion compares the results for the year ended December 31, 2022 to the year ended December 31, 2021.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net Income (Loss) Attributable to Equitable America
Net loss attributable to Equitable America increased by $18 million, to a net loss of $38 million for the year ended December 31, 2022 from a net loss of $20 million for the year ended December 31, 2021, primarily driven by the following notable items:
Unfavorable items included:

•Policyholders’ benefits increased by $61 million mainly due to growth of the employee benefits business and equity market depreciation during 2022 compared to equity market appreciation during 2021.
•Amortization of deferred policy acquisition costs increased by $23 million mainly due to equity market depreciation during 2022 partially offset by more favorable assumption updates during 2022 compared to 2021.
•Net derivative losses increased $16 million mainly due to equity market depreciation during 2022.
•Commissions increased by $14 million mainly due to increased sales related to business growth.
•Net investment gains (losses) decreased by $12 million primarily due to rebalancing of the investment portfolio.
•Interest credited to policyholders’ account balances increased by $8 million mainly due to general growth of the business during 2022.
•Compensation and benefits increased by $6 million mainly due to increased expenses due to growth.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $123 million mainly due to business growth, primarily driven by an increase in employee benefits premiums.
Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to be certain contractual obligations as of December 31, 2022. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2023	2024-2025	2026-2027	2028 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$11,218	$(119)	$(171)	$(56)	$11,564
Total Material Cash Requirements	$11,218	$(119)	$(171)	$(56)	$11,564
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
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to Financial Statements. The most critical estimates include those used in determining:

•liabilities for future policy benefits;
•accounting for reinsurance;
•capitalization and amortization of DAC;
•estimated fair values of investments in the absence of quoted market values and investment impairments;
•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
•liabilities for litigation and regulatory matters; and
•measurement of income taxes and the valuation of deferred tax assets.
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
The reserving methodologies used include the following:
•UL and investment-type contract policyholder account balances are equal to the policy AV. The policy AV represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals and
•Non-participating traditional life insurance future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest.

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
For certain reserves, such as those related to GMDB and GMIB features, we use current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on periodic reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.
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
The assumptions used in establishing reserves are generally based on our experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long-

term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.
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
The Company did not accelerate amortization of DAC due to loss recognition events during 2022 or 2021.
Additionally, in certain policyholder liability balances for a particular line of business may not be deficient in the aggregate to trigger loss recognition; however the pattern of earnings may be such that profits are expected to be recognized in earlier years and then followed by losses in later years. In these situations, an additional profits followed by loss liability should be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. At December 31, 2022, no PFBL reserve was required.
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

DAC Sensitivity - Mortality

December 31, 2022

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$8
Increase in future mortality by 1%	$(8)
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2022, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (5.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (13.7% net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% ((1.3)% net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. At December 31, 2022, current projections of future average gross market returns assume a 15.0% annualized return for four quarters, grading to 7.0% after sixteen quarters.
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

DAC Sensitivity - Rate of Return (1)
December 31, 2022

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(14)
Increase in future rate of return by 1%	$16

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
With the assistance of our investment advisors, we evaluate AFS debt securities that experience a decline in fair value below amortized cost for credit losses. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by our IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity and continued viability of the issuer.
We recognize an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. Management does not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization, utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 2 of the Notes to Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. For direct liabilities, risk margins are primarily applied to non-capital market risk assumptions and the establishment of such risk margins requires the use of significant management judgment.

With respect to assumptions regarding policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review.
See Note 4 of the Notes to Financial Statements for additional information on our derivatives and hedging programs.
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Equitable America’s financial strength rating.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008–2009 financial crisis as we do not consider those to be reasonably likely events in the near future.

Policyholders’ Account Balances
(in millions)
100% increase in Equitable America’s credit spread	$(15)
As reported	$(8)
50% decrease in Equitable America’s credit spread	$(5)

See Note 4 of the Notes to Financial Statements for additional information on our derivatives and hedging programs.
Litigation and Regulatory Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position, results of operations and cash flows.
Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our financial statements included elsewhere herein.
See Note 13 of the Notes to the Financial Statements for information regarding our assessment of litigation contingencies.
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with our operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2022, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. The Company recorded a valuation allowance of $85 million through Other Comprehensive Income. For more information, see Note 11 - Income Taxes.

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

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Equitable America is subject to financial, market, political and economic risks, as well as to risks inherent in our business operations. The discussion that follows provides additional information on market risks arising from our insurance asset/liability management activities. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.
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
Investments with Interest Rate Risk – Fair Value

Assets with interest rate risk include AFS fixed maturities and mortgage loans that make up 75.8% and 86.4% of the fair value of the General Account investment portfolio as of December 31, 2022 and 2021, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2022 and 2021 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2022			December 31, 2021
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$2,185	$(155)	$177	$2,544	$(205)	$238
Floating rate	$33	$—	$—	$28	$(1)	$1
Mortgage loans	$15	$(1)	$1	$18	$(1)	$—

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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)

Equity Investments	$19	$2	$(2)	$—	$—	$—
A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes. The fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2022 and 2021, the aggregate carrying values of insurance contracts with interest rate risk were $115 million and $120 million, respectively. The aggregate fair value of such liabilities as of December 31, 2022 and 2021 were $106 million and $124 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $5 million and $6 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
As of December 31, 2022 and 2021, the net fair values of our derivatives were $45 million and $18 million, respectively.
The tables below show the equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value After -100 Basis Point Change	Fair Value	Fair Value After +100 Basis Point Change
	(In millions, except for Weighted Average Term)
December 31, 2022
Futures	$282	—	$36	$—	$(30)
Total	$282		$36	$—	$(30)
December 31, 2021
Futures	$120	—	$—	$—	$(17)
Total	$120		$—	$—	$(17)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2022
Futures	$394	—	$—	$(25)
Options	209	4	19	10
Total	$603		$19	$(15)
December 31, 2021
Futures	$295	—	$—	$(25)
Options	59	1	3	2
Total	$354		$3	$(23)

Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was ($8) million and $0 million as of December 31, 2022 and 2021, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2022 and 2021, respectively, would be to increase the liability balance by $3 million and $0 million.

Part II, Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company of America
Opinion on the Financial Statements
We have audited the financial statements, including the related notes and financial statement schedules, of Equitable Financial Life Insurance Company of America (the “Company”) as listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) and Amortization of Unearned Revenue Reserves (“URR”) related to Variable and Interest Sensitive Life Products
As described in Note 2 to the financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred, and future policy benefits and other policyholders’ liabilities includes URR, which represents policy charges for services to be provided in future periods that are deferred. A significant portion of the $917 million of DAC and $650 million of future policy benefits and other policyholders’ liabilities as of December 31, 2022, is associated with the variable and interest sensitive life products. DAC and URR associated with Universal Life and investment-type products are amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates and the URR amortization estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.
The principal considerations for our determination that performing procedures relating to the amortization and valuation of DAC and amortization of URR related to variable and interest sensitive life products is a critical audit matter are (i) the significant judgment by management when determining the amortization and valuation estimates, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the relevant models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
Charlotte, North Carolina
March 1, 2023

We have served as the Company’s auditor since at least 1998. We have not been able to determine the specific year we began serving as auditor of the Company.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Balance Sheets
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $2,606 and $2,444) (allowance for credit losses of $0 and $0 )	$2,218	$2,572
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	17	17
Policy loans	244	238
Other equity investments	19	23
Other invested assets	47	19
Total investments	2,545	2,869
Cash and cash equivalents	294	127
Deferred policy acquisition costs	917	637
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,060	1,123
Current and deferred income taxes	40	17
Other assets	101	46
Separate Accounts assets	3,374	3,394
Total Assets	$8,331	$8,213

LIABILITIES
Policyholders’ account balances	$3,751	$3,504
Future policy benefits and other policyholders' liabilities	650	457
Amounts due to reinsurers	112	117
Other liabilities	73	42
Separate Accounts liabilities	3,374	3,394
Total Liabilities	$7,960	$7,514
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	831	680
Accumulated deficit	(108)	(70)
Accumulated other comprehensive income (loss)	(355)	86
Total Equity	371	699
Total Liabilities and Equity	$8,331	$8,213
_____________
(1)See Note 10 of the Notes to these Financial Statements for details of commitments and contingent liabilities.

See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Income (Loss)
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$299	$275	$261
Premiums	223	157	106
Net derivative gains (losses)	(17)	(1)	(16)
Net investment income (loss)	87	88	86
Investment gains (losses), net	(8)	4	1
Investment management and service fees	18	4	3
Other income	25	6	5
Total revenues	627	533	446

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	300	239	184
Interest credited to policyholders’ account balances	90	82	90
Compensation and benefits	42	36	35
Commissions	90	76	58
Amortization of deferred policy acquisition costs	48	25	31
Other operating costs and expenses	103	102	87
Total benefits and other deductions	673	560	485
Income (loss) from continuing operations, before income taxes	(46)	(27)	(39)
Income tax (expense) benefit	8	7	29
Net income (loss)	$(38)	$(20)	$(10)

See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(38)	$(20)	$(10)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(441)	(50)	88
Other comprehensive income (loss), net of income taxes	(441)	(50)	88
Comprehensive income (loss)	$(479)	$(70)	$78
_____________
(1)See Note 12 of the Notes to these Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Equity
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Equity
	(in millions)
January 1, 2022	$3	$680	$(70)	$86	$699
Net income (loss)	—	—	(38)	—	(38)
Capital contribution from parent		150	—	—	150
Other comprehensive income (loss)	—	—	—	(441)	(441)
Other	—	1	—	—	1
December 31, 2022	$3	$831	$(108)	$(355)	$371

January 1, 2021	$3	$692	$(50)	$136	$781
Net income (loss)	—	—	(20)	—	(20)
Capital contribution from parent	—	50	—	—	50
Other comprehensive income (loss)	—	—	—	(50)	(50)
Dividend of AB Units to parent	—	(61)	—	—	(61)
Other	—	(1)	—	—	(1)
December 31, 2021	$3	$680	$(70)	$86	$699

January 1, 2020	$3	$403	$(40)	$48	$414
Net income (loss)	—	—	(10)	—	(10)
Capital contribution from parent	—	285	—	—	285
Other comprehensive income (loss)	—	—	—	88	88
Other	—	4	—	—	4
December 31, 2020	$3	$692	(50)	$136	$781
See Notes to Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(38)	$(20)	$(10)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	90	82	90
Policy charges and fee income	(299)	(275)	(261)
Net derivative (gains) losses	17	1	16
Dividend from AB Units	—	5	8
Equity in (income) loss from AB	—	(3)	(8)
Investment (gains) losses, net	8	(4)	(1)
Non-cash long-term incentive compensation expense	2	(2)	4
Amortization and depreciation	54	30	36
Changes in:
Reinsurance recoverable	(60)	(120)	(108)
Capitalization of deferred policy acquisition costs	(129)	(122)	(95)
Future policy benefits	32	24	17
Current and deferred income taxes	(8)	24	(28)
Other, net	(21)	(5)	(9)
Net cash provided by (used in) operating activities	$(352)	$(385)	$(349)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$274	$381	$200
Short-term investments	(1)	—	—
Other	1	2	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(437)	(647)	(620)
Other	(2)	—	—
Cash settlements related to derivative instruments, net	(153)	74	35
Other, net	(6)	(9)	(21)
Net cash provided by (used in) investing activities	$(324)	$(199)	$(406)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$739	$637	$577
Withdrawals	(111)	(90)	(78)
Transfer (to) from Separate Accounts	65	(45)	34
Change in collateralized pledged liabilities	—	—	(11)
Cash contribution from parent company	150	50	285
Other, net	—	(2)	4
Net cash provided by (used in) financing activities	$843	$550	$811

Change in cash and cash equivalents	167	(34)	56
Cash and cash equivalents, beginning of year	127	161	105
Cash and cash equivalents, end of year	$294	$127	$161

Supplemental cash flow information:
Income taxes (refunded) paid	$—	$(31)	$(1)

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
The years “2022”, “2021” and “2020” refer to the years ended December 31, 2022, 2021 and 2020, respectively.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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
The Company has finalized key accounting policy decisions and executed the intended implementation plan including modifying actuarial valuation systems, modernizing key finance processes including data sourcing, analytical procedures and reporting, and updating internal controls. The Company is ready for adoption of the guidance as of January 1, 2023 using the modified retrospective approach, except for Market Risk Benefits (MRBs) which will use the full retrospective approach.

Based upon the modified retrospective transition method, the Company estimates that the January 1, 2021 transition date impact from LDTI adoption is an increase in total U.S. GAAP equity of $59 million. This is primarily due to removal of DAC and URR shadow adjustments. For full year 2021, U.S. GAAP net income under LDTI basis is estimated to be $65 million lower than the previously reported 2021 net income of ($20) million due to DAC and URR amortization changes. As of December 31, 2021, the impact on total equity is a decrease of approximately $51 million and in line with our prior estimates.

The U.S. GAAP net income for full year 2022 is estimated to be negative under LDTI. The impact is mostly driven by the DAC and URR updates to amortize DAC and URR on a constant level basis, remove amortization associated with unrealized gains or losses, and excluding future deferrals in the calculation of the DAC and URR balances.

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
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance effective January 1, 2020. The remainder of the unrealized loss related to other factors, if any, is recognized in OCI. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, and the financial strength, liquidity and continued viability of the issuer.
The Company recognizes an allowance for credit losses on AFS debt securities with a corresponding adjustment to earnings rather than a direct write down that reduces the cost basis of the investment, and credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value. Any improvements in estimated credit losses on AFS debt securities are recognized immediately in earnings. Management does not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist.
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
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD / LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred. In each reporting period, DAC amortization, net of the accrual of imputed interest on DAC balances, is recorded to amortization of deferred policy acquisition costs. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The determination of DAC, including amortization and recoverability estimates, is based on models that involve numerous assumptions and subjective judgments, including those regarding policyholder behavior, surrender and withdrawal rates, mortality experience, and other inputs including financial market volatility and market rates of return.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2022, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (5.7% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (13.7% net of product weighted average Separate Accounts fees) and 0.0% ((1.3)% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
For traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 4.5% of life insurance liabilities and a rate of 0.3% for retained annuity liabilities.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings. Premium deficiency reserves are recorded for the group single premium annuity business, certain interest-sensitive life contracts, structured settlements, individual disability income, major medical, and group business. At December 31, 2022 and 2021, the Company established premium deficiency reserves of $3 million and $10 million due to higher losses on our employee benefits products.
Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses has been exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. If needed, we accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change. As of December 31, 2022, no PFBL reserve was required.
URR primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, consistent with DAC.
As a member of the FHLB, the Company has access to collateralized borrowings. Collateralized borrowings require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral, and are reported in policyholders’ account balances in the balance sheets. The Company had no collateralized borrowings outstanding at December 31, 2022 or 2021.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
Separate Accounts
Generally, Separate Accounts established under Arizona Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed separate accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the statements of income (loss).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Amounts for the years ended December 31, 2021 and 2020 were previously reported in other income and have been reclassified to conform with current year presentation.
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
Impact of Assumption Updates
The net impact of assumption changes during 2022 decreased policy charges and fee income by $7 million, decreased policyholders’ benefits by $10 million, and decreased amortization of DAC by $14 million. This resulted in an increase in income (loss) from operations, before income taxes of $17 million and increased net income (loss) by $13 million.
The net impact of assumption changes during 2021 increased policy charges and fee income by $2 million, increased policyholders’ benefits by $10 million, and increased amortization of DAC by $4 million. This resulted in a decrease in income (loss) from operations, before income taxes of $12 million and decreased net income (loss) by $9 million.
The net impact of assumption changes during 2020 decreased policy charges and fee income by $9 million, decreased policyholders’ benefits by $1 million, and increased amortization of DAC by $8 million. This resulted in a decrease in income (loss) from operations, before income taxes of $16 million and decreased net income (loss) by $13 million. The 2020 impacts related to assumption updates were primarily driven by the first quarter updates.
Model Changes
There were no material model changes during the year ended December 31, 2022 or 2020.
The Company updated its models in the third quarter of 2021 to better reflect our crediting rate strategy on indexed universal life products. This resulted in an increase in income (loss) from operations, before income taxes of $21 million and increased net income (loss) by $17 million.
Revision of Previously Issued Financial Statements
The Company identified an error in its previously issued financial statements specifically related to the amortization of the cost of reinsurance asset. The impact of this error to prior periods’ financial statements was not considered to be material. In addition, during 2022 we identified an error in previously issued financial statements specifically related to the preparation of the statement of cash flows. In order to improve the consistency and comparability of the financial statements, management revised the financial statements to include the revisions discussed herein. The impact of the errors to prior periods’ financial statements was not considered to be material. See Note 17 of the Notes to these Financial Statements for details of the revision.
Out of Period Adjustments
During the three months ended December 31, 2022, the Company recorded out of period adjustments resulting in an aggregate decrease of $7 million to Income (loss) from continuing operations, before income taxes. These adjustments relate to understated expenses and overstated revenue in prior quarters of 2022, and were not material to any prior period.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2022 and 2021 was $23 million and $20

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2022, 2021 and 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2022:
Fixed Maturities:
Corporate (1)	$2,417	$—	$—	$359	$2,058
U.S. Treasury, government and agency	14	—	—	—	14
States and political subdivisions	43	—	—	9	34
Residential mortgage-backed	8	—	—	2	6
Asset-backed (2)	43	—	—	2	41
Commercial mortgage-backed	81	—	—	16	65
Total at December 31, 2022	$2,606	$—	$—	$388	$2,218

December 31, 2021:
Fixed Maturities:
Corporate (1)	$2,237	$—	$135	$10	$2,362
U.S. Treasury, government and agency	66	—	1	1	66
States and political subdivisions	31	—	3	—	34
Asset-backed (2)	30	—	—	—	30
Commercial mortgage-backed	80	—	—	—	80
Total at December 31, 2021	$2,444	$—	$139	$11	$2,572
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The contractual maturities of AFS fixed maturities as of December 31, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2022:
Contractual maturities:
Due in one year or less	$54	$53
Due in years two through five	525	502
Due in years six through ten	917	803
Due after ten years	978	748
Subtotal	2,474	2,106
Residential mortgage-backed	8	6
Asset-backed	43	41
Commercial mortgage-backed	81	65
Total at December 31, 2022	$2,606	$2,218

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the years ended December 31, 2022, 2021 and 2020:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Proceeds from sales	$184	$302	$153
Gross gains on sales	$—	$8	$5
Gross losses on sales	$(8)	$(4)	$(4)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$—	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$2	$2	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	—	—
Recognized impairments on securities impaired to fair value this period (1)	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—		—
Additional credit losses this period on securities previously impaired	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—
Balance at December 31,	$—	$2	$2
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$128	$(46)	$28	$(24)	$86
Net investment gains (losses) arising during the period	(524)	—	—	—	(524)
Reclassification adjustment:
Included in net income (loss)	8	—	—	—	8
Other (1)	—	—	—	(81)	(81)
Impact of net unrealized investment gains (losses)	—	199	(139)	96	156
Net unrealized investment gains (losses) excluding credit losses	(388)	153	(111)	(9)	(355)
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2022	$(388)	$153	$(111)	$(9)	$(355)

Balance, January 1, 2021	$248	$(111)	$37	$(36)	$138
Net investment gains (losses) arising during the period	(114)	—	—	—	(114)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Reclassification adjustment:
Included in net income (loss)	(4)	—	—	—	(4)
Other	(2)	—	—	—	(2)
Impact of net unrealized investment gains (losses)	—	65	(9)	12	68
Net unrealized investment gains (losses) excluding credit losses	128	(46)	28	(24)	86
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2021	$128	$(46)	$28	$(24)	$86

Balance, January 1, 2020	$101	$(53)	$12	$(12)	$48
Net investment gains (losses) arising during the period	148	—	—	—	148
Reclassification adjustment:
Included in net income (loss)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses)	—	(58)	25	(24)	(57)
Net unrealized investment gains (losses) excluding credit losses	248	(111)	37	(36)	138
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2020	$248	$(111)	$37	$(36)	$138

_____________
(1) Reflects $81 million of a Deferred Tax Asset valuation allowance recorded during the fourth quarter of 2022. See Note 11 of the Notes to the Financial Statements for additional details.

The following tables disclose the fair values and gross unrealized losses of the 845 issues as of December 31, 2022 and the 119 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2022:
Fixed Maturities:
Corporate	$1,446	$159	$590	$200	$2,036	$359
States and political subdivisions	19	4	13	5	32	9
Residential mortgage-backed	2	—	4	2	6	2
Asset-backed	35	1	6	1	41	2
Commercial mortgage-backed	5	1	60	15	65	16
Total at December 31, 2022	$1,507	$165	$673	$223	$2,180	$388

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2021:
Fixed Maturities:
Corporate	$243	$4	$111	$6	$354	$10
U.S. Treasury, government and agency	45	1	2	—	47	1
Total at December 31, 2021	$288	$5	$113	$6	$401	$11

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.2% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2022 and 2021 were $24 million and $27 million, respectively, representing 6.4% and 3.8% of the equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2022 and 2021, respectively, approximately $4 million and $10 million, or 0.2% and 0.4%, of the $2.6 billion and $2.4 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had no gross unrealized losses as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, respectively, the $223 million and $6 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either December 31, 2022 or December 31, 2021. As of December 31, 2022 and 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Mortgage Loans on Real Estate
The Company held two commercial mortgage loans with a carrying value of $17 million at December 31, 2022 and 2021. The loans were issued prior to 2017 for apartment complex properties located in the Mid-Atlantic region. The loans were current as of December 31, 2022 and 2021 with LTV ratios between 0%-50% and DSC ratios of 2.0x or greater.
Accrued interest receivable as of December 31, 2022 and 2021 was $0 million and no accrued interest was written off for the years ended December 31, 2022, 2021 and 2020. The allowance for credit losses was $0 million as of December 31, 2022 and 2021, with a change of $0 million for the periods ended.
As of December 31, 2022 and 2021, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the years ended December 31, 2022 and 2021. There were no unrealized or realized gains and (losses) on equity securities during the year ended December 31, 2020.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(3)	$2
Net investment gains (losses) recognized on securities sold during the period	—	—
Unrealized and realized gains (losses) on equity securities	$(3)	$2

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$88	$83	$74
Mortgage loans on real estate	1	1	1
Other equity investments	(2)	1	3
Policy loans	4	3	3
Equity in income (loss) from AB	—	3	8
Other investment income	1	—	—
Gross investment income (loss)	92	91	89
Investment expenses	(5)	(3)	(3)
Net investment income (loss)	$87	$88	$86

Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$(8)	$4	$1
Investment gains (losses), net	$(8)	$4	$1

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the SCS, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Derivative Instruments by Category

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$394	$—	$—	$295	$—	$—
Options	209	34	16	59	8	5
Interest rate contracts:
Futures	282	—	—	120	—	—
Other contracts:
Margin	—	29	—	—	18	—
Collateral	—	—	3	—	—	3
Total:	885	63	19	474	26	8

Embedded derivatives:
GMxB derivative features liability (2)	—	—	(8)	—	—	—
MSO, SCS and IUL indexed features (3)	—	—	87	—	—	132
Total embedded derivatives	—	—	79	—	—	132
Total derivative instruments	$885	$63	$98	$474	$26	$140
______________
(1)Reported in other invested assets in the balance sheets.
(2)Reported in future policy benefits and other policyholders’ liabilities in the balance sheets.
(3)Reported in policyholders’ account balances in the balance sheets.
The following table presents the effects of derivative instruments on the statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

	Net Derivatives Gain(Losses)	Net Derivatives Gain(Losses)	Net Derivatives Gain(Losses)
	(in millions)
Derivatives:
Equity contracts:
Futures	$(84)	$68	$25
Options	(3)	3	3
Interest rate contracts:
Futures	(43)	1	—
Total:	(130)	72	28

GMxB derivative features liability	14	—	—
MSO, SCS and IUL indexed features	99	(73)	(44)
Total Embedded Derivatives	113	(73)	(44)

Total Derivatives instruments (1)	$(17)	$(1)	$(16)
______________
(1)Reported in net derivative gains (losses) in the statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of December 31, 2022 and 2021 are exchange-traded and net settled daily in cash. As of December 31, 2022 and 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $22 million and $14 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $10 million and $3 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2022 and 2021, respectively, the Company held $3 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of December 31, 2022 and 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
As of December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2022 and 2021:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$63	$18	$45	$—	$45
Other financial assets	2	—	2	—	2
Other invested assets	$65	$18	$47	$—	$47

Liabilities:
Derivative liabilities	$19	$18	$1	$—	$1
Other financial liabilities	72	—	72	—	72
Other liabilities	$91	$18	$73	$—	$73
______________
(1)Financial instruments sent (held).
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$26	$8	$18	$—	$18
Other financial assets	1	—	1	—	1
Other invested assets	$27	$8	$19	$—	$19

Liabilities:
Derivative liabilities	$8	$8	$—	$—	$—
Other financial liabilities	42	—	42	—	42
Other liabilities	$50	$8	$42	$—	$42
______________
(1)Financial instruments sent (held).
5)    DAC
Changes in the DAC asset for the years ended December 31, 2022, 2021 and 2020 were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of year	$637	$477	$471
Capitalization of commissions, sales and issue expenses	129	122	95
Amortization:
Impact of assumptions updates and model changes	14	(4)	(8)
All other	(62)	(21)	(23)
Total amortization	(48)	(25)	(31)
Change in unrealized investment gains and losses	199	63	(58)
Balance, end of year	$917	$637	$477

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2022 and 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,040	$18	$2,058
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	34	—	34
Residential mortgage-backed	—	6	—	6
Asset-backed (2)	—	41	—	41
Commercial mortgage-backed	—	65	—	65
Total fixed maturities, AFS	—	2,200	18	2,218
Other equity investments	—	19	—	19
Other invested assets:
Options	—	18	—	18
Total other invested assets	—	18	—	18
Cash equivalents	272	—	—	272
Separate Accounts assets (3)	3,367	7	—	3,374
Total Assets	$3,639	$2,244	$18	$5,901

Liabilities:
GMxB derivative features’ liability	$—	$—	$(8)	$(8)
MSO and IUL indexed features’ liability	—	87	—	87
Total Liabilities	$—	$87	$(8)	$79
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
The valuations of the GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and equity projections of Separate Account funds. The credit risk of the Company is considered in determining the fair values of its GMxB derivative features liability positions. Incremental adjustment to the U.S. Treasury curve for non-performance risk is made to the fair values of the liabilities and GMIB NLG feature to reflect the claims-paying ratings of the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIB NLG feature, adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIB NLG valuations.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2022, there were $5 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 1.3% of total equity as of December 31, 2022.
During the year ended December 31, 2021, there were no AFS fixed maturities transferred from Level 2 into Level 3 classification and no AFS fixed maturities transferred from Level 3 into Level 2.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the years ended December 31, 2022, 2021 and 2020, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$11	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	14
Total realized and unrealized gains (losses)	—	14
Other comprehensive income (loss)	(1)	—
Purchases	14	(6)
Sales	(1)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	(5)	—
Balance, December 31, 2022	$18	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$14
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

Balance, January 1, 2021	$14	$—

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses) (1)	—	—
Total realized and unrealized gains (losses)	—	—
Other comprehensive income (loss)	—	—
Purchases	1	—
Sales	(4)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, December 31, 2021	$11	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$—	$—

Balance, January 1, 2020	$10	$—
Total gains (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	—	—
Investment gains (losses), net	—	—
Subtotal	—	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	(1)	—
Transfers into Level 3 (1)	5	—
Transfers out of Level 3 (1)	—	—
Balance, December 31, 2020	$14	$—
Balance, Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period.	$—	$—
Balance, Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—
____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2022 and 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$4	Matrix pricing model	Spread over Benchmark	245 bps - 245 bps	245 bps

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Liabilities:
GMxB Derivative Features Liability	$(8)	Discounted cash flow	Lapse rates Withdrawal Rates Annuitization Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.75% - 35.42% 0.20% - 1.24% 0.04% - 100.00% 147 bps 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	5.99% 0.91% 2.92% 147 bps 1.00% (same for all ages) (same for all ages)
    Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$9	Matrix pricing model	Spread over benchmark	70 bps - 145 bps	104 bps

Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of December 31, 2022 and 2021, respectively, are approximately $14 million and $2 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
utilization rates would tend to increase the GMIB NLG liability, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIB NLG liability.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of Notes to Financial Statements
The carrying values and fair values as of December 31, 2022 and 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Financial Statements are presented in the table below.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2022:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$244	$—	$—	$248	$248
Policyholders’ liabilities: Investment contracts	$115	$—	$—	$106	$106

December 31, 2021:
Mortgage loans on real estate	$17	$—	$—	$18	$18
Policy loans	$238	$—	$—	$292	$292
Policyholders’ liabilities: Investment contracts	$120	$—	$—	$124	$124

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
Policyholder Liabilities - Investment Contracts
The fair values for deferred annuities and certain annuities, which are included in policyholders’ account balances and liabilities for investment contracts are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as the Company’s association plans contracts, supplementary contracts not involving life contingencies, Access Accounts and Escrow Shield Plus product reserves are held at book value.
Financial Instruments Exempt from Fair Value Disclosure or Otherwise Not Required to be Disclosed
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees.
7)    INSURANCE LIABILITIES
Variable Annuity Contracts – GMDB and GMIB Features
The Company has certain variable annuity contracts with GMDB and GMIB features in-force that guarantee one of the following:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Years Ended December 31, 2022, 2021 and 2020

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2020	$5	$(5)	$2	$(2)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	(1)	1	(1)	1
Balance, December 31, 2020	4	(4)	1	(1)
Paid guarantee benefits	—	—	—	—
Other changes in reserve	1	(1)	—	—
Balance, December 31, 2021	5	(5)	1	(1)
Paid guarantee benefits	(1)	—	—	—
Other changes in reserve	1	—	1	—
Balance, December 31, 2022	$5	$(5)	$2	$(1)

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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$44	$1	$—	$—	$45
Separate Accounts	560	136	—	—	696
Total Account Values	$604	$137	$—	$—	$741

NAR, gross	$51	$13	$—	$—	$64
NAR, net of amounts reinsured (1)	$51	$13	$—	$—	$64

Average attained age of policyholders (in years)	61.3	62.8	0.0	0.0	61.6
Percentage of policyholders over age 70	14.3%	17.0%	—%	—%	14.8%
Range of contractually specified interest rates	N/A	N/A	N/A	T+ 200bps	T+ 200bps

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$—	$—	$—
Separate Accounts	—	—	679	—	679
Total Account Values	$—	$—	$679	$—	$679

NAR, gross (1)	$—	$—	$—	$—	$—
NAR, net of amounts reinsured (1)	$—	$—	$—	$—	$—

Average attained age of policyholders (in years)	N/A	N/A	64.6	0.0	64.6
Weighted average years remaining until annuitization	N/A	N/A	9.6	0	9.6
Range of contractually specified interest rates	N/A	N/A	T+200bp	N/A	T+ 200bps
____________
(1) Amounts reported for NAR are $0 million as the values are less than $1 million at December 31, 2022.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Investment in Variable Insurance Trust Mutual Funds

	December 31, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$57	$8	$27	$5
Fixed income	13	2	6	2
Balanced	613	667	238	263
Other	13	2	1	—
Total	$696	$679	$272	$270
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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2020	$4	$(2)	$2
Paid guarantee benefits	—	—	—
Other changes in reserves	2	(1)	1
Balance, December 31, 2020	6	(3)	3
Paid guarantee benefits	—	—	—
Other changes in reserves	—	—	—
Balance, December 31, 2021	6	(3)	3
Paid guarantee benefits	—	—	—
Other changes in reserves	1	—	1
Balance, December 31, 2022	$7	$(3)	$4

8)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The following table summarizes the effect of reinsurance:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Direct premiums	$272	$201	$149
Reinsurance assumed	—	—	1
Reinsurance ceded	(49)	(44)	(44)
Premiums	$223	$157	$106

Direct charges and fee income	$336	$333	$323
Reinsurance ceded	(37)	(58)	(62)
Policy charges and fee income	$299	$275	$261

Direct policyholders’ benefits	$417	$402	$360
Reinsurance ceded	(117)	(163)	(176)
Policyholders’ benefits	$300	$239	$184

Direct interest credited to policyholders’ account balances	$102	$139	$148
Reinsurance ceded	(12)	(57)	(58)
Interest credited to policyholders’ account balances	$90	$82	$90
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
Equitable Financial term insurance contracts outside of New York that allow policyholders to convert their policies into permanent life insurance contracts are fulfilled by the Company upon conversion. As part of fulfillment the Company takes on additional mortality risks, and accordingly is compensated for the expected adverse mortality cost

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
and additional expenses incurred in fulfilling Equitable Financial’s term conversion obligations. Under this agreement that commenced in 2022, Equitable Financial paid the Company $22 million during the year then ended.
On December 31, 2021, the Company entered into administrative agreements with EIMG and EIM where the Company provides certain administrative services to EIMG and EIM related to the establishment and maintenance of the Separate Accounts, shareholder servicing, customer support, and other similar services. The administrative fees are recorded in investment management and service fees. During the year ended December 31, 2022, the Company recorded fees earned from EIMG and EIM of $12 million.
On May 14, 2021, the Company transferred its investment in AB to its parent EFS as a non-cash dividend (non-cash financing activity for purposes of cash flow), which subsequently distributed such units to Holdings. The units were transferred at their carrying value of $61 million.
Under Equitable America’s service agreement with Equitable Financial, personnel services, employee benefits, facilities, supplies and equipment are provided to Equitable America to conduct its business. The associated costs related to the service agreement are allocated to Equitable America based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support Equitable America. As a result of such allocations, Equitable America incurred expenses of $116 million, $132 million, and $133 million during years ended December 31, 2022, 2021 and 2020, respectively.
Equitable America incurred distribution fee charges from Equitable Network, LLC of $138 million, $136 million, and $90 million in years ended December 31, 2022, 2021 and 2020, respectively, and from Equitable Distributors, LLC of $82 million, $59 million, and $55 million in years ended December 31, 2022, 2021 and 2020, respectively, for distributing Equitable America’s products.
In addition to the Equitable Financial service agreement, Equitable America has various other service and investment advisory agreements with AB. The amount of expenses incurred by Equitable America related to these agreements were $3 million, $2 million, and $2 million for years ended December 31, 2022, 2021 and 2020, respectively.
Equitable America cedes a portion of its life business through excess of retention treaties to Equitable Financial on a yearly renewal term basis and reinsured the no-lapse guarantee riders through EQ AZ Life Re Company on a 90% first dollar quota share basis. The letter of credit amount as of December 31, 2022 was $45 million and is guaranteed by Holdings. Premiums ceded from the above mentioned affiliated reinsurance transactions during years ended December 31, 2022, 2021 and 2020, were $8 million, $7 million and $6 million, respectively. There were no claims ceded for any of the years.
10)     SHARE-BASED COMPENSATION PROGRAMS
Certain employees of Equitable Financial who perform services for the Company participate in various share-based payment arrangements sponsored by Equitable Financial or Holdings. The Company was allocated $3 million, $3 million, and $3 million of compensation costs, included in compensation and benefits in the statements of income (loss), for share-based payment arrangements during the years ended December 31, 2022, 2021, and 2020, respectively.

11)    INCOME TAXES

A summary of the income tax (expense) benefit in the statements of income (loss) follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$—	$—	$40
Deferred (expense) benefit	8	7	(11)
Total	$8	$7	$29

The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 21% . The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Expected income tax (expense) benefit	$10	$6	$8
Non-taxable investment income	2	1	1
Valuation allowance	(4)	—	—
Tax settlements/uncertain tax position release	—	—	8
Change in tax law	—	—	12
Income tax (expense) benefit	$8	$7	$29

On March 27 2020, in response to the COVID-19 pandemic, the Coronavirus AID, Relief, and Economic Security (CARES) Act was signed into law. Under the CARES Act, Net Operating Losses arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back five years. The impact on the Company’s financial statement was a tax benefit of $12 million.
During the fourth quarter of 2020, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2010 through 2013 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $8 million.
The components of the net deferred income taxes are as follows:

	December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Net operating loss and credits	$17	$—	$24	$—
Reserves and reinsurance	255	—	195	—
DAC	—	112	—	66
Unrealized investment gains (losses)	82	—	—	27
Investments	—	132	—	131
Other	16	—	24	—
Valuation allowance	(85)	—	—	—
Total	$285	$244	$243	$224

During the fourth quarter of 2022, the Company established a valuation allowance of $85 million against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio. When assessing recoverability, the Company considers its ability and intent to hold the underlying securities to recovery. The recent increase in interest rates caused the portfolio to swing to an unrealized loss position. Due to the potential need for liquidity in a macro stress environment, the Company does not currently have the intent to hold the underlying securities to recovery. Based on all available evidence, as of December 31, 2022, the Company concluded that a valuation allowance should be established on the deferred tax assets related to unrealized tax capital losses, net of realized capital gains, that are not more-likely-than-not to be realized.
The Company has Federal net operating loss carryforwards of $55 million and $100 million, for the years ending December 31, 2022 and 2021, respectively, which do not expire.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance at January 1,	$1	$1	$4
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(3)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$1	$1	$1

Unrecognized tax benefits that, if recognized, would impact the effective rate	$1	$1	$1

It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2022, tax years 2014 and subsequent remain subject to examination by the IRS.
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2022 and 2021 follow:

	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(355)	$86
Accumulated other comprehensive income (loss)	$(355)	$86

The components of OCI, net of taxes for the years ended December 31, 2022, 2021 and 2020, follow:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period (1)	$(495)	$(90)	$117
(Gains) losses reclassified into net income (loss) during the period (2)	6	(3)	(3)
Net unrealized gains (losses) on investments	(489)	(93)	114
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	48	43	(26)
Other comprehensive income (loss), net of adjustments (net of deferred income tax expense (benefit) of ($14), $13, and $24)	(441)	(50)	88
Other comprehensive income (loss)	$(441)	$(50)	$88
____________
(1)For 2022, unrealized gains (losses) arising during the period is presented net of a valuation allowance of $81 million established during the fourth quarter of 2022. The Company established the valuation allowance against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio. See Note 11 of the Notes to these Financial Statements for details on the valuation allowance.
(2)See “Reclassification adjustment” in Note 3 of the Notes to these Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of ($1) million, $1 million, and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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
Guarantees and Other Commitments
The Company has no outstanding commitments under existing mortgage loans or mortgage loan commitment agreements at December 31, 2022.

14)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
For 2022, 2021 and 2020, respectively, Equitable America’s statutory net income (loss) totaled ($21) million, ($44) million and ($20) million. Statutory surplus, Capital stock and AVR totaled $420 million and $338 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, Equitable America, in accordance with various government and state regulations, had $8 million of securities on deposit with such government or state agencies.
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
Intercompany Reinsurance
Equitable America reinsured the no lapse guarantee riders contained in certain variable and interest-sensitive life policies to EQ AZ Life Re. Equitable America receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re held letters of credit $45 million at December 31, 2022 and 2021. These letters of credit were guaranteed by Holdings.
Prescribed and Permitted Accounting Practices
As of December 31, 2022 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by the Arizona Department of Insurance and Financial Institutions and those prescribed by NAIC Accounting Practices and Procedures effective as of December 31, 2022.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with SAP and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein L.P. ("AllianceBernstein") under SAP reflects a portion of the market value change rather than the equity in the underlying net assets as required under U.S.GAAP; (g) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; (h) the fair valuing of all acquired assets and liabilities including intangible assets required for U.S. GAAP purchase accounting is not recognized in SAP; (i) reserves and reinsurance recoverables on unpaid claims on reinsured business are netted in aggregate reserves and the liability for life policy claims, respectively, under SAP while under U.S. GAAP these reinsured amounts are reflected as an asset; (j) under SAP, premiums, regardless of policy type, are recognized when due and include the change in the deferred premium asset while under U.S. GAAP revenue recognition varies by product type and does not include the change in deferred premiums; and (k) derivatives unrealized gains and losses recognized in surplus under SAP but in income under U.S. GAAP.
15)    UNPAID CLAIM AND CLAIM EXPENSES

The liability for unpaid claims and claim expenses as of December 31, 2022 and 2021 is as follows:

Liability for Unpaid Claims and Claim Expenses

	December 31,
	2022	2021
	(in millions)
Gross Balance at January 1,	$78	$40
Less Reinsurance	23	15
Net Balance at January 1,	55	25

Incurred Claims (net) Related to:
Current Period	190	139
Prior Period	(6)	11
Total Incurred	184	150

Paid Claims (net) Related to:
Current Period	131	101
Prior Period	34	19
Total Paid	165	120

Net Balance at December 31,	74	55
Add Reinsurance	36	23
Gross Balance at December 31,	$110	$78

The table below presents incurred claims development as of December 31, 2022, net of reinsurance, cumulative claims frequency, and the total incurred but not reported liability (“IBNR”) for Equitable America’s long-term disability business:

	2022	2021	2020	2019	2018	2017	IBNR	Claim Frequency
	(in millions)
Long-term Disability
Incurral Year
2017	$2	$1	$2	$2	$2	$2		113
2018	4	4	4	4	5			191
2019	5	5	6	7				265
2020	8	9	10					371
2021	16	16						648
2022	22						$8	392
Cumulative LTD Incurred Claims	$57	$35	$22	$13	$7	$2	$8

The table below presents incurred claims development as of December 31, 2021, net of reinsurance, cumulative claims frequency, and total IBNR for Equitable America's long-term disability business:

	2021	2020	2019	2018	2017	IBNR	Claim Frequency

Long-term Disability
Incurral Year
2017	$1	$2	$2	$2	$2		113
2018	4	4	4	5			191

2019	5	6	7				265
2020	9	10					371
2021	16					$5	391
Cumulative LTD Incurred Claims	$35	$22	$13	$7	$2	$5

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
The following table reconciles the long-term disability net incurred claims development table to the liability for unpaid claims and claim expenses in the Company’s balance sheet as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in millions)
Long-Term Disability Claim Development Table, net of reinsurance
Undiscounted LTD Incurred Claims, net of reinsurance	$57	$35
Subtract Cumulative LTD Paid Claims, net of reinsurance	(21)	(12)
Subtract Impact of LTD Discounting, net of reinsurance	(4)	(3)
LTD liabilities for unpaid claim and claim expense, net of reinsurance	$32	$20

Unpaid Claims and Claim Expenses, net of reinsurance
LTD liabilities for unpaid claim and claim expense, net of reinsurance	$32	$20
Other short-duration contracts, net of reinsurance	42	35
Total liabilities for unpaid claim and claim expense, net of reinsurance	$74	$55

Reinsurance Recoverable on unpaid claims
Long-term disability	$33	$21
Other short-duration contracts	3	2
Total Reinsurance Recoverable	$36	$23

Total liability for unpaid claim and claim expense	$110	$78
16)    REVENUES FROM EXTERNAL CUSTOMERS
Revenue from external customers, by product, is shown in the table that follows:

	December 31,
	2022	2021	2020
	(in millions)
Individual Variable Annuity Products
Premiums	$—	$—	$—
Fees	13	2	—
Others	2	3	3
Total	$15	$5	$3

Life Insurance Products
Premiums	$—	$—	$1
Fees	343	310	284
Others	1	2	2
Total	$344	$312	$287

Employee Benefit Products
Premiums	$223	$157	$105
Fees	—	—	—
Others	1	—	—
Total	$224	$157	$105

17)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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
In addition, during the quarter ended September 30, 2022, the Company identified additional errors primarily related to the calculation of the deferred cost of reinsurance amortization. Specifically, the deferred cost of reinsurance as reflected on the balance sheet was overstated and operating expenses (deferred cost amortization) was understated commencing in the quarter ended December 31, 2019 with a cumulative impact of $14 million pre-tax. In accordance SAB No. 108, management evaluated the impact of this error and concluded that previously issued financial statements were not materially misstated; however, the cumulative impact would be material to the quarter ended September 30, 2022 and annual period ending December 31, 2022 and accordingly, determined to revise previously reported financial statements for years ended December 31, 2021, 2020 and 2019 and for the three-month periods ended March 31, 2022 and 2021 and June 30, 2022 and 2021 and for the six-months periods ended June 30, 2022 and June 2021. As a result of the determination to revise previously issued financial statements for the amortization matter discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, (a) balance sheet gross up errors resulting from incorrectly calculating reserves relating to business which has been 100% ceded to reinsurers resulting in corrections to Future policy benefits and other policyholders’ liabilities and Amounts due from reinsurers; (b) the classification of a preferred stock investment of $25 million from available for sale debt securities to equity securities and present previously recorded unrealized losses as net investment income (loss) rather than as a component of other comprehensive income in the amount of $2 million; and, (c) other immaterial errors.
The following tables present line items for prior period impacted financial statements that have been affected by the errors discussed above:

	December 31, 2021
	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Balance Sheets:
Amounts due from reinsurers	$1,136	$(13)	$1,123
Current and deferred income taxes	15	2	17
Other assets	57	(11)	46
Total Assets	$8,235	$(22)	$8,213
Future policy benefits and other policyholders’ liabilities	$470	$(13)	$457
Total Liabilities	7,527	(13)	7,514
Additional paid-in capital	679	1	680
Accumulated deficit	(60)	(10)	(70)
Accumulated other comprehensive income (loss)	86	—	86
Total Equity	708	(9)	699
Total Liabilities and Equity	$8,235	$(22)	$8,213

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss)
Net investment income (loss)	$90	$(2)	$88	$83	$3	$86
Total revenues	535	(2)	533	443	3	446

BENEFITS AND OTHER DEDUCTIONS
Compensation and benefits	35	1	36	35	—	35
Other operating costs and expenses	96	6	102	83	4	87
Total benefits and deductions	553	7	560	481	4	485
Income (loss) from continuing operations, before income taxes	(18)	(9)	(27)	(38)	(1)	(39)
Income tax (expense) benefit from continuing operations	5	2	7	29	—	29
Net income (loss) from continuing operations	(13)	(7)	(20)	(9)	(1)	(10)
Net income (loss)	$(13)	$(7)	$(20)	$(9)	$(1)	$(10)

	Year Ended December 31,
	2021			2020
	As Previously Reported	Impact of Revisions	As Revised	As Previously Reported	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$(13)	$(7)	$(20)	$(9)	$(1)	$(10)
Change in unrealized gains (losses), net of reclassification adjustment	(52)	2	(50)	90	(2)	88
Other comprehensive income	(52)	2	(50)	90	(2)	88
Comprehensive income (loss)	$(65)	$(5)	$(70)	$81	$(3)	$78

	Year Ended December 31,
	2021			2020
Statements of Equity:	As Previously Reported	Impact of Revision	As Revised	As Previously Reported	Impact of Revision	As Revised
	(in millions)
Other	$(2)	$1	$(1)	$4	$—	$4
Additional paid-in capital, end of year	679	1	680	692	—	692

Accumulated Deficit, beginning of year	(47)	(3)	(50)	(38)	(2)	(40)
Net income (loss)	(13)	(7)	(20)	(9)	(1)	(10)
Accumulated Deficit, end of year	(60)	(10)	(70)	(47)	(3)	(50)

Accumulated other comprehensive income (loss), beginning of year	138	(2)	136	48	—	48
Other comprehensive income (loss)	(52)	2	(50)	90	(2)	88
Accumulated other comprehensive income (loss), end of year	86	—	86	138	(2)	136
Total equity, end of year	$708	$(9)	$699	$786	$(5)	$781

	Year Ended December 31,
	2021			2020
	As Reported	Impact of Revision	As Revised	As Reported	Impact of Revision	As Revised
	(in millions)
Statements of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$(13)	$(7)	$(20)	$(9)	$(1)	$(10)
Future policy benefits	20	4	24	34	(17)	17
Reinsurance recoverable	19	(139)	(120)	19	(127)	(108)
Current and deferred income taxes	25	(1)	24	(28)	—	(28)
Other, net	(13)	9	(4)	(10)	1	(9)
Net cash provided by (used in) operating activities	(250)	(135)	(385)	(205)	(144)	(349)
Cash flows from financing activities:
Deposits	776	(139)	637	712	(135)	577
Withdrawals	(364)	274	(90)	(357)	279	(78)
Net cash provided by (used in) financing activities	$415	$135	$550	$667	$144	$811

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2022

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$14	$13	$13
State, municipalities and political subdivisions	43	34	34
Public utilities	300	253	253
All other corporate bonds	2,117	1,805	1,805
Residential mortgage-backed	8	6	6
Asset-backed	43	41	41
Commercial mortgage-backed	81	66	66
Total fixed maturities, AFS	2,606	2,218	2,218
Mortgage loans on real estate (2)	17	15	17
Policy loans	244	248	244
Other equity investments	20	19	19
Other invested assets	47	47	47
Total Investments	$2,934	$2,547	$2,545
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2022
Life insurance in-force	$100,944	$17,100	$—	$83,844	—%

Premiums:
Life insurance and annuities	$104	$22	$—	$82	—%
Accident and health	168	27	—	141	—%
Total premiums	$272	$49	$—	$223	—%

2021
Life insurance in-force	$93,301	$18,697	$—	$74,604	—%

Premiums:
Life insurance and annuities	$85	$24	$—	$61	—%
Accident and health	116	20	—	96	—%
Total premiums	$201	$44	$—	$157	—%

2020
Life insurance in-force	$82,162	$22,785	$766	$60,143	1.3%

Premiums:
Life insurance and annuities	$77	$30	$1	$48	3.0%
Accident and health	72	14	—	58	—%
Total premiums	$149	$44	$1	$106	0.9%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2022, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Year Ended December 31,
	2022	2021
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$0.7	$0.8
Audit-related fees	0.2	—
Tax fees	—	—
All other fees	—	—
Total	$0.9	$0.8

Audit related fees principally consist of fees for accounting consultation.
Tax fees would consist of fees for tax preparation, consultation and compliance services.
All other fees would consist of miscellaneous non-audit services.
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
All services provided by PwC in 2022 were pre-approved in accordance with the procedures described above.

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

Assets under administration (“AUA”)
Includes non-insurance client assets that are invested in our savings and investment products or serviced by our Equitable Advisors platform. We provide administrative services for these assets and generally record the revenues received as distribution fees.

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

General Account Investment Portfolio	The invested assets held in the General Account.

General Account (“GA”)	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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

ACRONYMS
•“AB” or “AllianceBernstein” means AB Holding and ABLP.
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
•“CLO” means collateralized loan obligation
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“COVID-19” means coronavirus disease of 2019
•“CSA” means credit support annex
•“DCO” means designated clearing organization
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
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
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ESG” means environmental, social and governance
•“ETF” means exchange traded funds
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
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IT” means information technology
•“IUL” means indexed universal life
•“IUS” means Investments Under Surveillance
•“LDTI” means long duration targeted improvements
•“LGD” means loss given default
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
•“NFA” means National Futures Association
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•“NRSRO” means Nationally Recognized Statistical Ratings Organization
•“NYDFS” means New York State Department of Financial Services
•“OCI” means other comprehensive income
•“OTC” means over-the-counter
•“OTTI” means other than temporary impairment
•“PD” means probability of default
•“PFBL” means profits followed by losses
•“REIT” means real estate investment trusts
•“RTM” means reversion to the mean
•“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SECURE” means Setting Every Community Up for Retirement Enhancement
•“SIO” means structured investment option
•“TDRs” means troubled debt restructurings
•U.S. means United States
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“USD” means United States Dollar
•“UL” means universal life
•“URR” means unearned revenue reserve
•“VISL” means variable interest-sensitive life

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

23.1	#	Consent of PricewaterhouseCoopers LLP
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 1, 2023.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Arlene Isaacs-Lowe	Director
Arlene Isaacs-Lowe

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Craig MacKay	Director
Craig MacKay

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill