Form 10-Q
period 2023-03-31
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2023-05-12
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of plateauing or decreasing economic growth and geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, indebtedness, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, and changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees at Equitable Financial and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)

	March 31, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $3,537 and $2,606) (allowance for credit losses of $0 and $0 )	$3,225	$2,218
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	17	17
Policy loans	250	244
Other equity investments	18	19
Other invested assets	82	47
Total investments	3,592	2,545
Cash and cash equivalents	535	294
Deferred policy acquisition costs	824	760
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,040	1,051
Current and deferred income taxes	147	76
Purchased market risk benefits	11	13
Other assets	131	101
Assets for market risk benefits	17	12
Separate Accounts assets	3,867	3,374
Total Assets	$10,164	$8,226

LIABILITIES
Policyholders’ account balances	$4,910	$3,751
Liability for market risk benefits	14	15
Future policy benefits and other policyholders' liabilities	707	669
Amounts due to reinsurers	109	112
Other liabilities	182	73
Separate Accounts liabilities	3,867	3,374
Total Liabilities	$9,789	$7,994
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	831	831
Accumulated deficit	(157)	(220)
Accumulated other comprehensive income (loss)	(302)	(382)
Total Equity	375	232
Total Liabilities and Equity	$10,164	$8,226
_____________
(1)See Note 13 of the Notes to these Financial Statements for details of commitments and contingent liabilities.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$61	$56
Premiums	69	49
Net derivative gains (losses)	6	(8)
Net investment income (loss)	29	20
Investment gains (losses), net	(5)	(1)
Investment management and service fees	5	5
Other income	6	—
Total revenues	171	121

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	79	74
Remeasurement of liability for future policy benefits	(1)	(1)
Change in market risk benefits and purchased market risk benefits	—	(5)
Interest credited to policyholders’ account balances	23	19
Compensation and benefits	13	11
Commissions	31	16
Amortization of deferred policy acquisition costs	12	10
Other operating costs and expenses	23	23
Total benefits and other deductions	180	147
Income (loss) from continuing operations, before income taxes	(9)	(26)
Income tax (expense) benefit	72	6
Net income (loss)	$63	$(20)

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$63	$(20)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	75	(171)
Changes in market risk benefits - instrument-specific credit risk	5	5
Other comprehensive income (loss), net of income taxes	80	(166)
Comprehensive income (loss)	$143	$(186)
_____________
(1)See Note 12 of the Notes to these Financial Statements for details of change in unrealized gains (losses), net of adjustments.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Equity
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Equity
	(in millions)
January 1, 2023	$3	$831	$(220)	$(382)	$232
Net income (loss)	—	—	63	—	63
Other comprehensive income (loss)	—	—	—	80	80
Other	—	—	—	—	—
March 31, 2023	$3	$831	$(157)	$(302)	$375

January 1, 2022	$3	$680	$(134)	$98	$647
Net income (loss)	—	—	(20)	—	(20)
Other comprehensive income (loss)	—	—	—	(166)	(166)
Other	—	1	—	—	1
March 31, 2022	$3	$681	$(154)	$(68)	$462

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$63	$(20)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	23	19
Policy charges and fee income	(61)	(56)
Net derivative (gains) losses	(6)	8
Investment (gains) losses, net	5	1
Realized and unrealized (gains) losses on trading securities	2	—
Non-cash long-term incentive compensation expense	1	1
Amortization and depreciation	13	10
Remeasurement of liability for future policy benefits	(1)	(1)
Change in Market Risk Benefits	—	(5)
Changes in:
Reinsurance recoverable	(9)	1
Capitalization of deferred policy acquisition costs	(76)	(26)
Future policy benefits	9	9
Current and deferred income taxes (1)	(72)	(7)
Other, net	89	74
Net cash provided by (used in) operating activities	$(20)	$8

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$58	$50
Short-term investments	—	(2)
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(963)	(119)
Trading account securities	(2)	—
Other	—	(1)
Cash settlements related to derivative instruments, net	(96)	(24)
Other, net	(6)	—
Net cash provided by (used in) investing activities	$(1,009)	$(96)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$1,202	$187
Withdrawals	(13)	(20)
Transfer (to) from Separate Accounts	(15)	(59)
Change in collateralized pledged liabilities	96	(1)
Other, net	—	(1)
Net cash provided by (used in) financing activities	$1,270	$106

Change in cash and cash equivalents	241	18
Cash and cash equivalents, beginning of year	294	127
Cash and cash equivalents, end of year	$535	$145
_______________
(1)    For the period ended March 31, 2023 includes a release of $69 million deferred tax valuation allowance. Refer to Note 10 of these Consolidated Financial Statements.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable America’s primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Holdings. Equitable America is a stock life insurance company organized under the laws of Arizona.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
The terms “first quarter 2023” and “first quarter 2022” refer to the three months ended March 31, 2023 and 2022, respectively. The terms “first three months of 2023” and “first three months of 2022” refer to the three months ended March 31, 2023 and 2022, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Adoption of New Accounting Pronouncements

Description	Effect on the Financial Statement or Other Significant Matters
ASU 2018-12: Financial Services - Insurance (Topic 944)
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

2. Measurement of Market Risk Benefits (“ MRBs”). MRBs, as defined under the ASU, will encompass certain GMxB features associated with variable annuity products and other general account annuities with other than nominal market risk.

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
On January 1, 2023, the Company adopted the new accounting standard ASU 2018-12 using the modified retrospective approach, except for MRBs which will use the full retrospective approach.

Refer to “Transition impact of ASU 2018-12, Financial Services- Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” section within this note for further details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Transition impact of ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The Company has not retrospectively adjusted its financial statements for the year ended December 31, 2020 to reflect the adoption of ASU 2018-12, consistent with the Division of Corporation Finance’s Financial Reporting Manual Section 11410.1.
The Company adopted ASU 2018-12 for liability for future policy benefits (“LFPB”), additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis.
The majority of the transition impacts come from removal of DAC and URL adjustments balances recorded in accumulated other comprehensive income (AOCI) impact, resulting in a favorable AOCI. There is limited impact from LFPB and MRB as of transition.
The following table presents the effect of transition adjustment to total equity resulting from the adoption of ASU 2018-12 as of January 1, 2021:

	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Liability for future policy benefits (1)	$—	$—	$—
Market risk benefits	2	(1)	1
DAC	—	110	110
Unearned revenue liability and sales inducement assets (1)	—	(37)	(37)
Total transition adjustment before taxes	2	72	74
Income taxes	(1)	(15)	(16)
Total transition adjustment (net of taxes)	$1	$57	$58
_____________
(1)Unearned revenue liability included within liability for future policy benefits financial statement line item in the balance sheet. Sales inducement assets are included in other assets in the balance sheets.
The following table summarizes the balance of and changes in DAC on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Variable Universal Life	Indexed Universal Life	Total
	(in millions)
Balance, December 31, 2020	$230	$247	$477
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	70	40	110
Balance, January 1, 2021	$300	$287	$587

The following table summarizes the balance of and changes in sales inducement assets and unearned revenue liability on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Variable Universal Life	Indexed Universal Life	Total
	(in millions)
Balance, December 31, 2020	$55	$14	$69
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	28	9	37
Balance, January 1, 2021	$83	$23	$106
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
to the contract transaction, as well as the portion of employee compensation, including employee fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred.
Contracts are measured on a grouped basis utilizing cohorts consistent with those used in the calculation of future policy benefit reserves. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the contract. For life insurance products, DAC is amortized in proportion to the face amount in force. For annuity products DAC is amortized in proportion to policy counts. The constant level basis used for amortization determines the current period amortization considering both the current period’s actual experience and future projections. The amortization pattern is revised quarterly on a prospective basis. Amortization of DAC is included in Amortization of DAC, part of total benefits and other deductions.
For some products, policyholders can elect to modify product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. These transactions are known as internal replacements. If such modification substantially changes the contract, the associated DAC is written off immediately through income and any new acquisition costs associated with the replacement contract are deferred.
Amount due to and from Reinsurers
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
For reinsurance contracts, reinsurance recoverable balances are generally calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
Ceded reinsurance transactions are recognized and measured in a manner consistent with underlying reinsured contracts, including using consistent assumptions. Assumed and ceded reinsurance contract rights and obligations are accounted for on a basis consistent with our direct contract. The reinsurance cost or benefit for traditional life non-participating and limited-payment contracts is recognized in proportion to the gross premiums of the underlying direct cohorts. The locked-in single A discount rate used to calculate the reinsurance cost or benefit is established at inception of the reinsurance contract. Changes to the single A discount rate are reflected in comprehensive income at each reporting date.
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
Policyholders’ Account Balances
Policyholders’ account balances relate to contracts or contract features where the Company has no significant insurance risk. This liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date.
Future Policy Benefits and Other Policyholders’ Liabilities
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
For traditional life insurance policies and limited pay contracts, contracts are grouped into cohorts by contract type and issue year. The Company quarterly updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in other comprehensive income within the statement of comprehensive income.
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in other comprehensive income. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the statement of income (loss), Remeasurement of Liability for Future Policy Benefits, part of total benefits and other deductions. On the balance sheet the DPL is recorded in the liability for future policy benefits.
Additional liabilities for contract or contract feature that provide for additional benefits in addition to the account balance but are not market risk benefits or embedded derivatives (“additional insurance liabilities”) are established by estimating the expected value of death or other insurance benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, and mortality experience. There can be no assurance that actual experience will be consistent with management’s estimates. Assumptions are reviewed annually and updated with the remeasurement gain or loss reflected in total benefit expense.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The Company recognizes an adjustment in other comprehensive income for the additional insurance liabilities for unrealized gains and losses not included when calculating the present value of expected assessments for the benefit ratios.
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
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
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
The Company has issued and continues to offer certain variable annuity products with GMDB and/or contain a GMIB (collectively, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base.
Features in ceded reinsurance contracts that meet the definition of MRBs are accounted for at fair value. The fees used to determine the fair value of the reinsured market risk benefit are those defined in the reinsurance contract. The expected periodic future premiums would represent cash outflows and the expected future benefits would represent cash inflows in the fair value calculation. On the ceded side, the Purchased MRB will be measured considering the counterparty credit risk of the reinsurer, while the direct contract liabilities will be measured considering the instrument-specific credit risk of the insurer. As a result of the difference in the treatment of the counterparty credit risk, the fair value of the direct and ceded contracts may be different even if the contractual fees and benefits are the same. Changes in instrument-specific credit risk of the Company is included in the fair value of its market risk benefit, whether in an asset or liability position, and whether related to an issued or purchased MRB, is recognized in OCI. The counterparty credit risk of the reinsurer is recorded in the statements of income (loss).
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2023 and December 31, 2022 was $33 million and $23 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2023:
Fixed Maturities:
Corporate (1)	$3,272	$—	$13	$298	$2,987
U.S. Treasury, government and agency	14	—	—	—	14
States and political subdivisions	50	—	—	7	43
Foreign governments	31	—	—	—	31
Residential mortgage-backed	9	—	—	2	7
Asset-backed (2)	77	—	—	2	75
Commercial mortgage-backed	84	—	—	16	68
Total at March 31, 2023	$3,537	$—	$13	$325	$3,225

December 31, 2022:
Fixed Maturities:
Corporate (1)	$2,417	$—	$—	$359	$2,058
U.S. Treasury, government and agency	14	—	—	—	14
States and political subdivisions	43	—	—	9	34
Residential mortgage-backed	8	—	—	2	6
Asset-backed (2)	43	—	—	2	41
Commercial mortgage-backed	81	—	—	16	65
Total at December 31, 2022	$2,606	$—	$—	$388	$2,218
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2023:
Contractual maturities:
Due in one year or less	$85	$85
Due in years two through five	742	726
Due in years six through ten	1,481	1,397
Due after ten years	1,059	867
Subtotal	3,367	3,075
Residential mortgage-backed	9	7
Asset-backed	77	75
Commercial mortgage-backed	84	68
Total at March 31, 2023	$3,537	$3,225

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Proceeds from sales	$50	$23
Gross gains on sales	$—	$—
Gross losses on sales	$(5)	$1

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$—	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—
Additional credit losses this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$—	$2
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2023	$(388)	$8	$161	$(219)
Net investment gains (losses) arising during the period	71	—	—	71
Reclassification adjustment:
Included in net income (loss)	5	—	—	5
Other (1)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(2)	(16)	(18)
Net unrealized investment gains (losses) excluding credit losses	(312)	6	145	(161)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, March 31, 2023	$(312)	$6	$145	$(161)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)

Balance, January 1, 2022	$128	$(3)	$(26)	$99
Net investment gains (losses) arising during the period	(222)	—	—	(222)
Reclassification adjustment:
Included in net income (loss)	1	—	—	1
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	5	45	50
Net unrealized investment gains (losses) excluding credit losses	(93)	2	19	(72)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, March 31, 2022	$(93)	$2	$19	$(72)

The following tables disclose the fair values and gross unrealized losses of the 853 issues as of March 31, 2023 and the 845 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2023:
Fixed Maturities:
Corporate	$730	$22	$1,472	$276	$2,202	$298
U.S. Treasury, government and agency	7	—	7	—	14	—
States and political subdivisions	6	—	28	7	34	7
Foreign governments	14	—	—	—	14	—
Residential mortgage-backed	—	—	6	2	6	2
Asset-backed	14	—	23	2	37	2
Commercial mortgage-backed	—	—	65	16	65	16
Redeemable preferred stock	—	—	—	—	—	—
Total at March 31, 2023	$771	$22	$1,601	$303	$2,372	$325

December 31, 2022:
Fixed Maturities:
Corporate	$1,446	$159	$590	$200	$2,036	$359
States and political subdivisions	19	4	13	5	32	9
Residential mortgage-backed	2	—	4	2	6	2
Asset-backed	35	1	6	1	41	2
Commercial mortgage-backed	5	1	60	15	65	16
Total at December 31, 2022	$1,507	$165	$673	$223	$2,180	$388

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.3% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2023 and December 31, 2022 were $39 million and $24 million, respectively, representing 10.3% and 10.3% of the equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2023 and December 31, 2022, respectively, approximately $7 million and $4 million, or 0.2% and 0.2%, of the $3.5 billion and $2.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had no gross unrealized losses as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, respectively, the $303 million and $223 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either March 31, 2023 or December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Mortgage Loans on Real Estate
The Company held two commercial mortgage loans with a carrying value of $17 million and $17 million at March 31, 2023 and December 31, 2022. The loans were issued prior to 2017 for apartment complex properties located in the Mid-Atlantic region. The loans were current as of March 31, 2023 and December 31, 2022 with LTV ratios between 0%-50% and DSC ratios of 2.0x or greater.
Accrued interest receivable as of March 31, 2023 and December 31, 2022 was $0 million and no accrued interest was written off for the three months ended March 31, 2023 and 2022. The allowance for credit losses was $0 million as of March 31, 2023 and 2022, with a change of $0 million for the periods ended.
As of March 31, 2023 and 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2023 and 2022.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$(2)
Net investment gains (losses) recognized on securities sold during the period	—	—
Unrealized and realized gains (losses) on equity securities	$(1)	$(2)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Trading Securities
As of March 31, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $1 million and $1 million. As of March 31, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three months ended March 31, 2023 and 2022.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(2)	$—
Net investment gains (losses) recognized on securities sold during the period	—	—
Unrealized and realized gains (losses) on trading securities	(2)	—
Interest and dividend income from trading securities	—	—
Net investment income (loss) from trading securities	$(2)	$—

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
Derivatives Utilized to Hedge Exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with GMxB features which are accounted for as market risk benefits. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB feature and are accounted for as market risk benefits is that under-performance of the financial markets could result in the GMxB features benefits being higher than what accumulated policyholders’ account balances would support.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$944	$—	$—	$394	$—	$—
Options	751	194	78	209	34	16
Interest rate contracts:
Futures	306	—	—	282	—	—
Other contracts:
Margin	—	62	—	—	29	—
Collateral	—	—	99	—	—	3
Total:	2,001	256	177	885	63	19

Embedded derivatives:
MSO, SCS and IUL indexed features (2)	—	—	288	—	—	87
Total embedded derivatives	—	—	288	—	—	87
Total derivative instruments	$2,001	$256	$465	$885	$63	$106
______________
(1)Reported in other invested assets in the balance sheets.
(2)Reported in policyholders’ account balances in the balance sheets.
The following table presents the effects of derivative instruments on the statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2023	2022
	Net Derivatives Gain (Losses)	Net Derivatives Gain (Losses)
	(in millions)
Derivatives:
Equity contracts:
Futures	$16	$(9)
Options	6	—
Interest rate contracts:
Futures	20	(12)
Total:	42	(21)
Embedded derivatives:
MSO, SCS and IUL indexed features	(36)	13
Total Embedded Derivatives	(36)	13
Total Derivatives instruments (1)	$6	$(8)
______________
(1)Reported in net derivative gains (losses) in the statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of March 31, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of March 31, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $52 million and $22 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $11 million and $10 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2023 and December 31, 2022, respectively, the Company held $99 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of March 31, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of March 31, 2023 and December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2023 and December 31, 2022:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$256	$177	$79	$—	$79
Other financial assets	3	—	3	—	3
Other invested assets	$259	$177	$82	$—	$82

Liabilities:
Derivative liabilities	$177	$177	$—	$—	$—
Other financial liabilities	182	—	182	—	182
Other liabilities	$359	$177	$182	$—	$182
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$63	$18	$45	$—	$45
Other financial assets	2	—	2	—	2
Other invested assets	$65	$18	$47	$—	$47

Liabilities:
Derivative liabilities	$19	$18	$1	$—	$1
Other financial liabilities	72	—	72	—	72
Other liabilities	$91	$18	$73	$—	$73
______________
(1)Financial instruments sent (held).
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset for the three months ended March 31, 2023 and 2022 were as follows:

	VUL (1)	IUL (2)	GMxB Core	Investment Edge	SCS	Total
	(in millions)
Balance, beginning of the period	$410	$296	$40	$1	$13	$760
Capitalization	17	3	9	5	42	76
Amortization	(6)	(4)	(1)	—	(1)	(12)
Balance, March 31, 2023	$421	$295	$48	$6	$54	$824
______________
(1)    “VUL” defined as Variable Universal Life.
(2)    “IUL” defined as Indexed Universal Life.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	VUL (1)	IUL (2)	GMxB Core	Investment Edge	SCS	Total
	(in millions)
Balance, beginning of the period	$361	$297	$14	$—	$—	$672
Capitalization	17	5	4	—	—	26
Amortization	(5)	(5)	—	—	—	(10)
Balance, March 31, 2022	$373	$297	$18	$—	$—	$688
______________
(1)    “VUL” defined as Variable Universal Life.
(2)    “IUL” defined as Indexed Universal Life.
Changes in the Sales Inducement Assets for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	GMxB Core
	(in millions)
Balance, beginning of the period	$1	$—
Capitalization	—	—
Amortization	—	—
Balance, end of the period	$1	$—

Changes in the Unearned Revenue Liability for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of the period	$159	$157	$118	$94
Capitalization	13	17	12	18
Amortization	(2)	(3)	(2)	(2)
Balance, end of the period	$170	$171	$128	$110

The following table presents a reconciliation of DAC to the balance sheet.

	March 31, 2023	December 31, 2022
	(in millions)
VUL	$421	$410
IUL	295	296
GMxB Core	48	40
Investment Edge	6	1
SCS	54	13
Total	$824	$760

Annually, or as circumstances warrant, we will review the associated decrements assumptions. (i.e. mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the Unearned Revenue Liability and Sales Inducement Asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2023 and December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of March 31, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,950	$37	$2,987
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	43	—	43
Foreign governments	—	31	—	31
Residential mortgage-backed	—	7	—	7
Asset-backed (2)	—	75	—	75
Commercial mortgage-backed	—	68	—	68
Total fixed maturities, AFS	—	3,188	37	3,225
Other equity investments	—	18	—	18
Other invested assets:
Options	—	116	—	116
Total other invested assets	—	116	—	116
Cash equivalents	508	—	—	508
Purchased market risk benefits	—	—	11	11
Assets for market risk benefits	—	—	17	17
Separate Accounts assets (3)	3,858	7	—	3,865
Total Assets	$4,366	$3,329	$65	$7,760

Liabilities:
MSO and IUL indexed features’ liability	—	288	—	288
Liabilities for market risk benefits	—	—	14	14
Total Liabilities	$—	$288	$14	$302
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(3)Separate Accounts assets included in the fair value hierarchy exclude investments not fair valued including other assets of $2 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,040	$18	$2,058
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	34	—	34
Residential mortgage-backed	—	6	—	6
Asset-backed (2)	—	41	—	41
Commercial mortgage-backed	—	65	—	65
Total fixed maturities, AFS	—	2,200	18	2,218
Other equity investments	—	19	—	19
Options	—	18	—	18
Total other invested assets	—	18	—	18
Cash equivalents	272	—	—	272
Purchased market risk benefits	—	—	13	13
Assets for market risk benefits	—	—	12	12
Separate Accounts assets	3,367	7	—	3,374
Total Assets	$3,639	$2,244	$43	$5,926

Liabilities:
MSO and IUL indexed features’ liability	—	87	—	87
Liabilities for market risk benefits	—	—	15	15
Total Liabilities	$—	$87	$15	$102
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:
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
•Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include either a five year or an annual reset; or
•Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.
The Company also issues certain benefits on its variable annuity products that are accounted for as market risk benefits carried at fair value and are also considered Level 3 for fair value leveling.
The GMIBNLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The optional GMIB feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates.
The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted.
This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base. The GMDB feature guarantees that the benefit paid upon death will not be less than a guaranteed benefit base. If the contract’s account value is less than the benefit base at the time a death claim is paid, the amount payable will be equal to the benefit base.
Purchased MRB assets, which are accounted for as market risk benefits carried at fair value are also considered Level 3 for fair value leveling. The Purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB liability over a range of market-consistent economic scenarios.
The valuations of the Purchased MRB assets incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its Purchased MRB asset after taking into account the effects of collateral arrangements. Incremental adjustment to the risk free curve for counterparty non-performance risk is made to the fair values of the Purchased MRB assets. Risk margins were applied to the non-capital markets inputs to the Purchased MRB valuations.
The Company also issues certain benefits on its variable annuity products that are accounted for as market risk benefits carried at fair value and are also considered Level 3. See Note 8 of the Notes to Financial Statements for further description of our market risk benefits fair value.
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2023, there were $10 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 2.7% of total equity as of March 31, 2023.
During the three months ended March 31, 2022, there were no AFS fixed maturities transferred from Level 2 into Level 3 classification and no AFS fixed maturities transferred from Level 3 into Level 2.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The tables below present reconciliations for Level 3 assets and liabilities and changes in unrealized gains (losses) for the three months ended March 31, 2023 and 2022, respectively. Not included below are the changes in balances related to market risk benefits and purchased market risk level 3 assets and liabilities, which are included in Note 8 of the Notes to these Financial Statements.

Level 3 Instruments - Fair Value Measurements

Corporate
(in millions)
Balance, January 1, 2023	$18
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—
Net derivative gains (losses) (1)	—
Total realized and unrealized gains (losses)	—
Other comprehensive income (loss)	—
Purchases	29
Sales	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	(10)
Balance, March 31, 2023	$37
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—

Balance, January 1, 2022	$11

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—
Net derivative gains (losses) (1)	—
Total realized and unrealized gains (losses)	—
Other comprehensive income (loss)	(1)
Purchases	1
Sales	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Balance, March 31, 2022	$11
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period	$(1)
____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$7	Matrix pricing model	Spread over Benchmark	20 bps - 245 bps	147 bps
Purchased MRB asset (1)	11	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Direct MRB (1) (2) (3)	3	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	191 bps 0.35% - 35.42% 0.20% - 1.24% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	191 bps 4.08% 1.10% 2.94% 0.96% (same for all ages) (same for all ages)
(1)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. GMIB utilization rates were developed as a function of the GMIB benefit base.
(2)MRB assets are shown net of MRB liabilities. Net amount is made up of $17 million of MRB assets and $14 million of MRB liabilities.
(3)Includes Core products.
    Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$4	Matrix pricing model	Spread over benchmark	245 bps - 245 bps	245 bps
Purchased MRB asset (1) (2) (4)	13	Discounted cash flow	Lapse rates Withdrawal rates Annuitization Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	3	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	157 bps 0.35% - 35.42% 0.20% - 1.24% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	157 bps 4.35% 1.22% 3.27% 1.08% (same for all ages) (same for all ages)
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
(2)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. GMIB utilization rates were developed as a function of the GMIB benefit base.
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $15 million of MRB liabilities and $12 million of MRB assets.
(4)Includes Core products.
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of March 31, 2023 and December 31, 2022, respectively, are approximately $30 million and $14 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the Purchased MRB assets and the MRB liabilities identified in the table above are developed using Company data. Future Policyholder behavior is an unobservable market assumption and as such all aspects of policy holder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro-rata withdrawals, dollar for dollar withdrawals, GMIB utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB and GWL.
Lapse rates are adjusted at the contract level based on a comparison of the value of the embedded GMxB rider and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. For valuing Purchased MRB assets and MRB liabilities, lapse rates vary throughout the period over which cash flows are projected.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of Notes to Financial Statements
The carrying values and fair values as of March 31, 2023 and December 31, 2022 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Financial Statements are presented in the table below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2023:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$250	$—	$—	$259	$259
Policyholders’ liabilities: Investment contracts	$112	$—	$—	$104	$104

December 31, 2022:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$244	$—	$—	$248	$248
Policyholders’ liabilities: Investment contracts	$115	$—	$—	$106	$106

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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities for the three months ended March 31, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	March 31, 2023	March 31, 2022
	Universal Life	Universal Life
	(Dollars in millions)
Balance, beginning of the period	$58	$57
Beginning balance before AOCI adjustments	66	55
Effect of changes in interest rate and cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	(1)	(1)
Adjusted beginning of period balance	65	54
Interest accrual	1	1
Net assessments collected	2	2
Benefit payments	—	—
Ending balance before shadow reserve adjustments	68	57
Effect of shadow reserve adjustment	(6)	(2)
Balance, end of the period	$62	$55

Net liability for additional liability	$62	$55
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$62	$55
		—
Weighted-average duration of additional liability - death benefit (years)	32.3	33.9

The following tables provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities for the three months ended and as of March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	2023	2022
	Assessments		Interest Accretion
	(in million)
Revenue and Interest Accretion
Universal Life	$5	$4	$—	$1
Total	$5	$4	$—	$1

	March 31,
	2023	2022
Weighted Average Interest Rate
Universal Life	5.5%	5.5%
Interest accretion rate	5.5%	5.5%

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Reconciliation
Universal Life - additional liability for death benefits	$62	$58
Other (1)	230	220
Future policyholder benefits total	292	278
Other policyholder liabilities	415	391
Total	$707	$669
______________
(1)Primarily reflects Future policy benefits related to Protective Life and Employee Benefits.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three months ended and as of March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
	GMxB Core	GMxB Core
	(Dollars in millions)
Balance, beginning of the period (“BOP”)	$(9)	$—
Balance BOP before changes in the instrument specific credit risk	(8)	1
Model changes and effect of changes in cash flow assumptions	—	—
Actual market movement effect	(5)	4
Interest accrual	—	—
Attributed fees accrued (1)	1	—
Benefit payments	—	—
Actual policyholder behavior different from expected behavior	2	1
Changes in future economic assumptions	2	(7)
Issuances	—	(1)
Balance EOP before changes in the instrument-specific credit risk	(8)	(2)
Changes in the instrument-specific credit risk (2)	(6)	(5)
Balance, end of the period (“EOP”)	$(14)	$(7)

Weighted-average age of policyholders (years)	61.3	59.5
Net amount at risk	$9	$2

(1) Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2) Changes are recorded in OCI.
(3) Purchased MRB is the impact of non-affiliated reinsurance.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk amounts in the balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023					December 31, 2022
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
GMxB Core	(17)	3	(14)	—	(14)	(12)	3	(9)	—	(9)
Other (1)	—	11	11	(11)	—	—	12	12	(13)	(1)
Total	$(17)	$14	$(3)	$(11)	$(14)	$(12)	$15	$3	$(13)	$(10)
______________
(1)    Other primarily reflects Protective Life not reflected within the MRB roll-forward table.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
9)    POLICYHOLDER ACCOUNT BALANCES
The following table summarizes the balances and changes in policyholders’ account balances three months ended and as of March 31, 2023 and 2022:

	Indexed Universal Life	Variable Universal Life	GMxB Core	Investment Edge	SCS (2)	Reinsured (1)
March 31, 2023	(Dollars in millions)
Balance, beginning of the period	$1,962	$655	$27	$7	242	$819
Issuances	—	—	—	—	—	—
Premiums received	58	5	29	—	—	6
Policy charges	(44)	(9)	(2)	—	—	(9)
Surrenders and withdrawals	(7)	—	—	—	(1)	(23)
Benefit payments	(3)	(2)	—	—	—	(2)
Net transfers from (to) separate account	—	11	(26)	77	1,031	—
Interest credited (3)	30	9	—	1	24	8
Other	—	—	—	—	—	1
Balance, end of the period	$1,996	$669	$28	$85	$1,296	$800

Weighted-average crediting rate	2.23%	3.52%	1.00%	1.00%	1.00%	4.12%
Net amount at risk (4)	$18,004	$30,589	$9	$—	$—	$4,011
Cash surrender value	$1,505	$535	$32	$81	$1,208	$799
______________
(1)Reinsured primarily reflects Protective Life reinsured business.
(2)SCS sales are recorded in a Separate Account holding account until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(3)SCS includes amounts related to the change in embedded derivative.
(4)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount risk is the maximum GMxB NAR for the policyholder.

	Indexed Universal Life	Variable Universal Life	GMxB Core	Investment Edge	SCS (2)	Reinsured (1)
March 31, 2022	(Dollars in millions)
Balance, beginning of period	$1,973	$614	$13	$—	$—	$867
Issuances	—	—	—	—	—	—
Premiums received	66	4	4	—	—	8
Policy charges	(44)	(2)	(1)	—	—	(8)
Surrenders and withdrawals	(6)	—	—	—	—	(22)
Benefit payments	(3)	(1)	—	—	—	(1)
Net transfers from (to) separate account	—	9	—	—	—	2
Interest credited (3)	2	5	—	—	—	9
Other	—	—	—	—	—	—
Balance, end of the period	$1,988	$629	$16	$—		$855

Weighted-average crediting rate	2.19%	3.53%	1.00%	—%	—%	4.31%
Net amount at risk (4)	$18,296	$27,994	$2	$—	$—	$4,279
Cash surrender value	$1,452	$511	$18	$—	$—	$855
______________
(1)Reinsured primarily reflects Protective Life reinsured business.
(2)SCS sales are recorded in a Separate Account holding account until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(3)SCS includes amounts related to the change in embedded derivative.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
(4)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount risk is the maximum GMxB NAR for the policyholder.
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Policyholders’ account balance reconciliation

IUL	$1,996	$1,962
VUL	669	655
GMxB Core	28	27
Investment Edge	85	7
SCS	1,296	242
Reinsured	800	819
Other	36	39
Total	$4,910	$3,751

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums as of March 31, 2023 and December 31, 2022.

March 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,166	611	172	—	1,949
	Greater than 2.50%	—	—	—	—	—
	Total	$1,166	$611	$172	$—	$1,949

Variable Universal Life	0.00% - 1.50%	$15	$36	$5	$—	$56
	1.51% - 2.50%	59	27	—	—	86
	Greater than 2.50%	462	—	2	—	464
	Total	$536	$63	$7	$—	$606

Investment Edge	0.00% - 1.50%	$84	$—	$—	$—	$84
	1.51% - 2.50%					—
	Greater than 2.50%					—
	Total	$84	$—	$—	$—	$84

GMxB Core	0.00% - 1.50%	$35	$—	$—	$—	$35
	1.51% - 2.50%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$35	$—	$—	$—	$35

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,202	666	73	—	1,941
	Greater than 2.50%	—	—	—	—	—
	Total	$1,202	$666	$73	$—	$1,941

Variable Universal Life	0.00% - 1.50%	$18	$30	$2	$—	$50
	1.51% - 2.50%	73	12	—	—	85
	Greater than 2.50%	460	—	2	—	462
	Total	$551	$42	$4	$—	$597

Investment Edge	0.00% - 1.50%	$7	$—	$—	$—	$7
	1.51% - 2.50%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$7	$—	$—	$—	$7

GMxB Core	0.00% - 1.50%	$32	$—	$—	$—	$32
	1.51% - 2.50%	—	—	—	—	—
	Greater than 0.025	—	—	—	—	—
	Total	$32	$—	$—	$—	$32

Separate Account - Summary
The following table presents the balances of and changes in separate account liabilities three months ended and as of March 31, 2023 and 2022.

	VUL	GMxB Core	Investment Edge	Reinsured (1)
March 31, 2023	(in millions)
Balance, beginning of the period	$1,653	$756	$26	$913
Premiums and deposits	96	139	138	5
Policy charges	(32)	(2)	—	(8)
Surrenders and withdrawals	(10)	(5)	—	(14)
Benefit payments	(2)	(2)	—	(4)
Investment performance (2)	98	38	1	74
Net transfers from (to) general account	(11)	26	(77)	—
Balance, end of the period	$1,792	$950	$88	$966

Cash surrender value	$1,468	$874	$84	N/A
_______________
(1) Reinsured primarily reflects Protective Life reinsured ceded business.
(2) Investment performance is reflected net of M&E fees.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	VUL	GMxB Core	Investment Edge	Reinsured (1)
March 31, 2022	(in millions)
Balance, beginning of the period	$1,832	$315	$—	$1,244
Premiums and deposits	92	109	—	6
Policy charges	(34)	—	—	(9)
Surrenders and withdrawals	(8)	(2)	—	(14)
Benefit payments	(1)	—	—	(5)
Net transfers from (to) general account	(109)	—	—	(2)
Investment Performance (2)	(12)	(21)	—	(92)
Balance, end of the period	$1,760	$401	$—	$1,128

Cash surrender value	$1,452	$370	$—	N/A
______________
(1) Reinsured primarily reflects Protective Life reinsured ceded business.
(2) Investment performance is reflected net of M&E fees.

The following table reconciles the separate account liabilities to the separate account liability balance in the balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Separate Account Reconciliation
VUL	$1,792	$1,653
GMxB Core	950	756
Investment Edge	88	26
Reinsured	966	913
Other	71	26
Total	$3,867	$3,374

The following table presents the aggregate fair value of separate account assets by major asset category as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,268	$1,586	$—	$13	$3,867
Total	$2,268	$1,586	$—	$13	$3,867

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	December 31, 2022
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,096	$1,265	$—	$13	$3,374
Total	$2,096	$1,265	$—	$13	$3,374

10)    INCOME TAXES
Income tax expense for the three months ended March 31, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $85 million against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio. For the three-months ended March 31, 2023, the Company recorded a decrease to the valuation allowance of $16 million due to a decrease in the portfolio’s unrealized capital loss. This adjustment was allocated to other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has reassessed its ability to increase its available future liquidity by increasing borrowing capacity and amending certain counterparty agreements. As a result of these actions, the Company now has the ability and intent to hold the underlying securities in its available for sale portfolio to recovery. Based on all available evidence, as of March 31, 2023, the Company concluded the deferred tax assets related to unrealized tax capital losses are more-likely-than-not to be realized and that a valuation allowance is not necessary. The remaining release of the valuation allowance of $69 million was recorded in net income.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
11)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the first quarter 2023.
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Unrealized gains (losses) on investments	$(309)	$(383)
Market risk benefits - instrument-specific credit risk component	7	1
Accumulated other comprehensive income (loss)	$(302)	$(382)

The components of OCI, net of taxes for the three months ended March 31, 2023 and 2022, follow:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended March 31,
	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$72	$(176)
(Gains) losses reclassified into net income (loss) during the period (1)	4	1
Net unrealized gains (losses) on investments	76	(175)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	(1)	4
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $16 and $(45).	75	(171)
Change in LFPB discount rate and MRB credit risk
Changes in instrument-specific credit risk - market risk benefits (net of deferred income tax expense (benefit) of $1 and $1.	5	5
Changes in current discount rate - liability for future policy benefits (net of deferred income tax expense (benefit) of $0 and $0.	—	—
Other comprehensive income (loss)	$80	$(166)
____________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $1 million and $0 million for the three months ended March 31, 2023 and 2022, respectively.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.

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
Guarantees and Other Commitments
The Company has no outstanding commitments under existing mortgage loans or mortgage loan commitment agreements at March 31, 2023.

14)    UNPAID CLAIM AND CLAIM EXPENSES

The liability for unpaid claims and claim expenses as of March 31, 2023 and 2022 is as follows:
Liability for Unpaid Claims and Claim Expenses

	2023	2022
	(in millions)
Gross Balance at January 1,	$110	$78
Less Reinsurance	36	23
Net Balance at January 1,	74	55

Incurred Claims (net) Related to:
Current Period	67	40
Prior Period	(16)	(1)
Total Incurred	51	39

Paid Claims (net) Related to:
Current Period	23	15
Prior Period	26	20
Total Paid	49	35

Net Balance at March 31,	76	59
Add Reinsurance	38	25
Gross Balance at March 31,	$114	$84

15)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the quarter ended September 30, 2022, the Company identified errors primarily related to the calculation of the deferred cost of reinsurance amortization. Specifically, the deferred cost of reinsurance as reflected on the balance sheet was overstated and operating expenses (deferred cost amortization) was understated commencing in the quarter ended December 31, 2019 with a cumulative impact of $14 million pre-tax. In accordance with SAB No. 108, management evaluated the impact of this error and concluded that previously issued financial statements were not materially misstated; however, the cumulative impact would be material to the quarter ended September 30, 2022 and annual period ending December 31, 2022 and accordingly, determined to revise previously reported financial statements for years ended December 31, 2021, 2020 and 2019 and for the three-month periods ended March 31, 2022 and 2021 and June 30, 2022 and 2021 and for the six-months periods ended June 30, 2022 and June 2021. As a result of the determination to revise previously issued financial statements for the amortization matter discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, (a) balance sheet gross up errors resulting from incorrectly calculating reserves relating to business which has been 100% ceded to reinsurers resulting in corrections to Future policy benefits and other policyholders’ liabilities and Amounts due from reinsurers; (b) the classification of a preferred stock investment of $25 million from

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
available for sale debt securities to equity securities and present previously recorded unrealized losses as net investment income (loss) rather than as a component of other comprehensive income in the amount of $2 million; and, (c) other immaterial errors.
The following tables present line items for prior period impacted financial statements that have been affected by the errors discussed above as well as the impact of the adoption of ASU 2018-12:

	Three Months Ended March 31, 2022
	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss):
Other operating costs and expenses	$21	$1	$22	$1	$23
Total benefits and deductions	161	(15)	146	1	147
Income (loss) from continuing operations, before income taxes	(22)	(3)	(25)	(1)	(26)
Net income (loss) from continuing operations	(19)	—	(19)	(1)	(20)
Net income (loss)	$(19)	$—	$(19)	$(1)	$(20)

	Three Months Ended March 31, 2022
	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss):
Net income (loss)	$(19)	$—	$(19)	$(1)	$(20)
Comprehensive income (loss)	$(169)	$(16)	$(185)	$(1)	$(186)

	Three Months Ended March 31, 2022
Statements of Equity:	As Previously Reported		ASU 2018-12 Impact		As Adjusted		Impact of Revision		As Revised
	(in millions)
Additional paid-in capital, beginning of year	$679		$—		$679		$1		$680
Additional paid-in capital, end of period	680	—	—	—	680	—	1	—	681
Accumulated Deficit, beginning of year	(60)		(64)		(124)		(10)		(134)
Net income (loss)	(19)		—		(19)		(1)		(20)
Accumulated Deficit, end of period	(79)	—	(64)	—	(143)		(11)		(154)
Total equity, end of period	$540		$(68)		$472		$(10)		$462

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months March 31, 2022
	As Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revision	As Revised
	(in millions)
Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$(19)	$—	$(19)	$(1)	$(20)
Future policy benefits	(4)	—	(4)	13	9
Reinsurance recoverable	14	—	14	(13)	1
Other, net	73	—	73	1	74

16)    SUBSEQUENT EVENTS
Funding Agreement-Backed Commercial Paper Program
In May 2023, Equitable America established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Equitable America pursuant to a funding agreement issued by Equitable America to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the financial statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
Executive Summary
Overview
We are an indirect, wholly-owned subsidiary of Holdings. Our primary business is to provide life insurance, annuity, and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
Long - Duration Targeted Improvements (“LDTI”) Adoption
Effective January 1, 2023, the Company adopted ASU 2018-12 and elected a transition date of January 1, 2021, thereby permitting the Company to implement the standard only for the last two fiscal years rather than the customary last three fiscal years.
The Company adopted ASU 2018-12 for liability for future policy benefits, additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis. See Note 2 of the Notes to the Financial Statements for further information on the adoption of LDTI.
Macroeconomic and Industry Trends
Our business and results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Market volatility, particularly during March 2023, was driven by instability in the banking sector following continued interest rate increases by the U.S. Federal Reserve in 2022 and 2023, as a run on some mid-size U.S. banks resulted in regulatory intervention, including the guarantee of all deposits by the FDIC. The ongoing military conflict between the Ukraine and Russia and the sanctions and other measures imposed in response to this conflict also continue to contribute to geopolitical tensions and market volatility.
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
The NAIC is evaluating the appropriate accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since a rising interest rate environment may cause an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, current statutory accounting guidance requires the non-admittance of negative IMR, which can impact an insurer’s surplus and financial strength reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC has exposed new statutory accounting guidance that would permit an insurer with an RBC greater than 300% to admit negative IMR up to 5% of its general account capital and surplus, subject to certain restrictions and reporting obligations. Comments on the proposal are due in June 2023. The NAIC is focused on identifying an interim solution for year-end 023 statutory reporting, although it also intends to develop a long-term solution even if interest rates change. The Company currently has $11 million of negative IMR and would be able to admit such negative IMR subject to the restrictions required by the NAIC.
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments.
The NAIC has also proposed an interim change to their RBC requirement for equity tranches of all securitizations, including CLOs. If adopted, this would increase the capital charge for these equity tranches from 30% to 45%. This proposal remains subject to comment from regulators, insurance companies, and other interested parties and thus may still be revised or delayed. An interim charge will likely have to be approved by June 30 for it to be effective for year-end 2023 statutory filings. The interim charge is intended to remain in effect until the NAIC finalizes and adopts its modeling framework for CLOs which is not expected to be completed until at least year-end 2024.
In March 2023, the Securities and Exchange Commission (SEC) reopened the comment period for the Investment Management Cybersecurity Release proposing new rules under the Investment Advisers Act of 1940 and the Investment Company Act of 1940 that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to: (1) address cybersecurity risk management, (2) disclose information about cybersecurity risks and incidents, (3) report information confidentially to the SEC about certain cybersecurity incidents, and (4) maintain related records.

In addition, in March 2023, the SEC proposed rule amendments that would require brokers and dealers, investment companies, and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information, including procedures for providing timely notification to individuals affected by an incident involving sensitive customer information with details about the incident and information designed to help affected individuals respond appropriately. The proposal also would broaden the scope of information covered by amending requirements for safeguarding customer records and information, and for properly disposing of consumer report information, as well as impose requirements to maintain written records documenting compliance with the proposed amended rules. Finally, the proposed amendments would conform annual privacy notice delivery provisions to the terms of an exception provided by a statutory amendment to the Gramm-Leach-Bliley Act.

Finally, in March 2023, the SEC proposed a new rule and form and amendments to existing recordkeeping rules to require broker-dealers, clearing agencies, major security-based swap participants, the Municipal Securities Rulemaking Board, national securities associations, national securities exchanges, security-based swap data repositories, security-based swap dealers, and transfer agents to address cybersecurity risks through: (1) policies and procedures, (2) immediate notification to the SEC of the occurrence of a significant cybersecurity incident, (3) as applicable, reporting detailed information to the SEC about a significant cybersecurity incident, and (4) public disclosures with respect to cybersecurity risks and significant cybersecurity incidents.

The public comment period for this proposed rule will end in May 2023. We cannot predict what form the final new or amended rules may take, or what affect such developments in the law may have on our business or compliance costs. For additional information on the regulatory developments, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2022 Form 10-K.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Financial Statements.

Results of Operations
The following table summarizes our statements of income (loss) for the three months ended March 31, 2023 and 2022:

Statement of Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$61	$56
Premiums	69	49
Net derivative gains (losses)	6	(8)
Net investment income (loss)	29	20
Investment gains (losses), net	(5)	(1)
Investment management and service fees	5	5
Other income	6	—
Total revenues	171	121

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	79	74
Remeasurement of liability for future policy benefits	(1)	(1)
Change in market risk benefits and purchased market risk benefits	—	(5)
Interest credited to policyholders’ account balances	23	19
Compensation and benefits	13	11
Commissions	31	16
Amortization of deferred policy acquisition costs	12	10
Other operating costs and expenses	23	23
Total benefits and other deductions	180	147
Income (loss) from continuing operations, before income taxes	(9)	(26)
Income tax (expense) benefit	72	6
Net income (loss)	$63	$(20)

The following discussion compares the results for the three months ended March 31, 2023 to the three months ended March 31, 2022.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America increased $83 million, to net income of $63 million for the three months ended March 31, 2023 from a net loss of $20 million for the three months ended March 31, 2022, primarily driven by the following notable items:
Favorable items included:
•Fee-type revenue increased by $31 million mainly due to business growth, primarily driven by an increase in employee benefit premiums.
•Net derivative gains (losses) increased $14 million mainly due to market appreciation during the first quarter of 2023 compared to market depreciation during the first quarter 2022.
•Net investment income increased by $9 million mainly due to higher SCS asset balances partially offset by lower income from seed capital investments.
•Income tax benefit increased $66 million primarily driven by a decrease to the valuation allowance of $69 million.
These were partially offset by the following unfavorable items:
•Commissions increased by $15 million mainly due to increased sales related to business growth.

•Policyholders’ benefits increased by $5 million mainly due to growth of the employee benefits business.
•Change in market risk benefits and purchased market risk benefits increased by $5 million mainly due to a decrease in interest rates during first quarter 2023 compared to an increase during first quarter 2022, partially offset by equity market depreciation during first quarter 2022.
•Net investment gains (losses) decreased by $4 million primarily due to realized losses on sales of AFS fixed maturities.
•Interest credited to policyholders’ account balances increased by $4 million mainly due to general business growth.

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
•market risk benefits and purchased market risk benefits;
•accounting for reinsurance;
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
Market Risk Benefits
Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at estimated fair value with changes reported in the Change in market risk benefits and purchased market risk benefits, except for the portion of the fair value change related to the Company’s own credit risk, which is recognized in OCI.
MRBs are measured at fair value on a seriatim basis using an Ascribed Fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the MRBs that could materially affect net income.
Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount needed to cover the guarantees.
We ceded the risk associated with certain of the variable annuity products with GMxB features described in the preceding paragraphs. The value of the MRBs on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
Nonperformance Risk Adjustment

The valuation of our MRBs includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Holdings’ financial strength rating.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our balance sheet, excluding the effect of income tax, related to the GMxB Core MRBs measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008–2009 financial crisis as we do not consider those to be reasonably likely events in the near future.
NPR Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(8)
Decrease in NPR by 50bps	$9

Sensitivity of MRBs to Changes in Interest Rates
The following table demonstrates the sensitivity of the MRBs to changes in long-term interest rates by quantifying the adjustments that would be required, assuming an increase and decrease in long-term interest rates of 50bps. This information considers only the direct effect of changes in the interest rates on MRB balances, net of reinsurance.
Interest Rate Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(7)
Decrease in interest rates by 50bps	$8
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(6)
Decrease in equity returns by 10%	$7
Sensitivity of MRBs to Changes in GMIB Lapses
Lapse rates are adjusted at the contract level based on a comparison of the value of the embedded GMIB rider and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse.

GMIB Lapse floor Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$6
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2022 in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.
During the first quarter 2023, we adopted the new accounting standard ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. We have modified our existing controls infrastructure, primarily through enhanced automation in our actuarial processes. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2022. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
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

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Investment Edge (“IE”)	A traditional variable deferred annuity without enhanced guaranteed benefits.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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

Date: May 12, 2023	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2023	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)