Form 10-Q
period 2023-06-30
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2023-08-21
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 17, 2023, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of plateauing or decreasing economic growth and geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, indebtedness, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees at Equitable Financial and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended or supplemented in our subsequently filed (i) Current Report on Form 8-K, dated May 17, 2023 (the “Recast 2022 Annual Report”), (ii) Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and (iii) elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Balance Sheets
June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $6,180 and $2,606) (allowance for credit losses of $0 and $0 )	$5,804	$2,218
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	17	17
Policy loans	260	244
Other equity investments	38	19
Other invested assets	117	47
Total investments	6,236	2,545
Cash and cash equivalents	1,080	294
Deferred policy acquisition costs	947	760
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,005	1,051
Funds withheld receivable	10,615	—
Reinsurance deposit assets	12,782	—
Current and deferred income taxes	151	76
Purchased market risk benefits	10	13
Other assets	361	101
Assets for market risk benefits	26	12
Separate Accounts assets	4,508	3,374
Total Assets	$37,721	$8,226

LIABILITIES
Policyholders’ account balances	$21,014	$3,751
Liability for market risk benefits	7,363	15
Future policy benefits and other policyholders' liabilities	1,209	669
Amounts due to reinsurers	106	112
Other liabilities	2,124	73
Separate Accounts liabilities	4,508	3,374
Total Liabilities	$36,324	$7,994
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,882	831
Accumulated deficit	(143)	(220)
Accumulated other comprehensive income (loss)	(345)	(382)
Total Equity	1,397	232
Total Liabilities and Equity	$37,721	$8,226
_____________
(1)See Note 13 of the Notes to these Financial Statements for details of commitments and contingent liabilities.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$411	$56	$472	$112
Premiums	112	60	181	109
Net derivative gains (losses)	(700)	(3)	(694)	(11)
Net investment income (loss)	56	21	85	41
Investment gains (losses), net	—	(2)	(5)	(3)
Investment management and service fees	105	6	110	11
Other income	38	1	44	1
Total revenues	22	139	193	260

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	335	82	414	156
Remeasurement of liability for future policy benefits	1	—	—	(1)
Change in market risk benefits and purchased market risk benefits	(862)	1	(862)	(4)
Interest credited to policyholders’ account balances	185	23	208	42
Compensation and benefits	15	9	28	20
Commissions	90	26	121	42
Amortization of deferred policy acquisition costs	16	10	28	20
Other operating costs and expenses	222	21	245	44
Total benefits and other deductions	2	172	182	319
Income (loss) from continuing operations, before income taxes	20	(33)	11	(59)
Income tax (expense) benefit	(6)	8	66	14
Net income (loss)	$14	$(25)	$77	$(45)

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$14	$(25)	$77	$(45)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(51)	(153)	24	(324)
Change in market risk benefits - instrument-specific credit risk	7	3	12	8
Change in liability for future policy benefits - current discount rate	1	—	1	—
Other comprehensive income (loss), net of income taxes	(43)	(150)	37	(316)
Comprehensive income (loss)	$(29)	$(175)	$114	$(361)
_____________
(1)See Note 12 of the Notes to these Financial Statements for details of change in unrealized gains (losses), net of adjustments.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Equity
For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$831	$(157)	$(302)	$375
Contribution from parent	—	1,050	—	—	1,050
Net income (loss)	—	—	14	—	14
Other comprehensive income (loss)	—	—	—	(43)	(43)
Other	—	1	—	—	1
Balance, June 30, 2023	$3	$1,882	$(143)	$(345)	$1,397

Balance, beginning of period	$3	$681	$(154)	$(68)	$462
Dividend of AB Units to parent	—	—	—	—	—
Net income (loss)	—	—	(25)	—	(25)
Other comprehensive income (loss)	—	—	—	(150)	(150)
Other	—	1	—	—	1
Balance, June 30, 2022	$3	$682	$(179)	$(218)	$288

	Six Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$831	$(220)	$(382)	$232
Contribution from parent	—	1,050	—	—	1,050
Cumulative effect of adoption of ASU 2016-13, CECL	—	—	—	—	—
Net income (loss)	—	—	77	—	77
Other comprehensive income (loss)	—	—	—	37	37
Other	—	1	—	—	1
Balance, June 30, 2023	$3	$1,882	$(143)	$(345)	$1,397

Balance, beginning of period	$3	$680	$(134)	$98	$647
Dividend of AB Units to parent	—		—	—	—
Net income (loss)	—	—	(45)	—	(45)
Other comprehensive income (loss)	—	—	—	(316)	(316)
Other	—	2	—	—	2
Balance, June 30, 2022	$3	$682	$(179)	$(218)	$288

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$77	$(45)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	208	42
Policy charges and fee income	(472)	(112)
Net derivative (gains) losses	694	11
Investment (gains) losses, net	5	3
Non-cash long-term incentive compensation expense	1	2
Amortization and depreciation	124	21
Remeasurement of liability for future policy benefits	—	(1)
Change in market risk benefits	(862)	(4)
Changes in:
Reinsurance recoverable	817	(12)
Funds withheld receivable	13	—
Capitalization of deferred policy acquisition costs	(215)	(52)
Future policy benefits	133	17
Current and deferred income taxes (1)	(66)	(14)
Other, net	431	105
Net cash provided by (used in) operating activities	$888	$(39)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$98	$120
Short-term investments	(1)	(1)
Other	80	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(3,582)	(289)
Other	(99)	(1)
Cash settlements related to derivative instruments, net	(208)	(97)
Other, net	(16)	(8)
Net cash provided by (used in) investing activities	$(3,728)	$(276)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,453	$357
Withdrawals	(1,064)	(44)
Transfer (to) from Separate Accounts	26	(93)
Payments of market risk benefits	(181)	—
Change in collateralized pledged liabilities	342	(3)
Cash contribution from parent company	1,050	—
Other, net	—	4
Net cash provided by (used in) financing activities	$3,626	$221

Change in cash and cash equivalents	786	(94)
Cash and cash equivalents, beginning of period	294	127
Cash and cash equivalents, end of period	$1,080	$33

_______________
(1)    The six months ended June 30, 2023 includes a release of $69 million deferred tax valuation allowance. See Note 10 of the Notes to these Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Statements of Cash Flows
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Financial Life Insurance Company of America’s (“Equitable America” or “the Company”) primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Equitable Holdings, Inc. (“Holdings”). Equitable America is a stock life insurance company organized under the laws of Arizona.
Internal Reinsurance Transaction
On May 17, 2023, Equitable America entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable Financial Life Insurance Company, a New York domiciled life insurance company (“Equitable Financial”), effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained general account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022 were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that Equitable Financial seeks to novate the reinsured contracts on a reasonable best effort basis either to Equitable America or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.
At the effective date of the transaction, April 1, 2023, the Company recorded a funds withheld receivable of $11.2 billion, reinsurance deposit assets of $12.9 billion, MRB of $8.2 billion, policyholders’ account balances of $13.9 billion (includes $32.4 billion of assumed policyholder account balances related to the non-insulated (“NI”) modco offset by $28.7 billion of NI modco receivable), future policy benefits and other policyholders' liabilities of $357 million, and cost of reinsurance liability of $1.7 billion. Additionally, $64.1 billion of Insulated Separate Account liabilities were assumed under a modified coinsurance portion of the agreement.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s financial statements included in the Recast 2022 Annual Report. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
The terms “second quarter 2023” and “second quarter 2022” refer to the three months ended June 30, 2023 and 2022, respectively. The terms “first six months of 2023” and “first six months of 2022” refer to the six months ended June 30, 2023 and 2022, respectively.

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
Funds withheld receivable
Funds withheld receivable represents a receivable for amounts contractually withheld by ceding companies in accordance with funds withheld coinsurance (“funds withheld”) reinsurance agreements in which we are the reinsurer. The funds withheld receivable under reinsurance treaties includes the funds withheld embedded derivative receivable.
The reinsurance agreement between the Company and Equitable Financial written on a funds withheld and modified coinsurance basis contains embedded derivatives. We determined that the obligation to receive the total return on the assets funds withheld receivable, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld receivable on the balance sheets for assumed agreement. The change in the fair value of the embedded derivatives is recorded in net derivatives gains (losses) on the statements of income. Assumed earnings from the funds withheld receivable and changes in the fair value of embedded derivatives are reported in operating activities on the statements of cash flows. Contributions to and withdrawals from funds withheld receivable are reported in operating activities on the statements of cash flows.
For business assumed on a funds withheld or modified coinsurance basis, a funds withheld segregated portfolio, comprised of invested assets and other assets is maintained by the ceding entity, which is sufficient to support the current balance of statutory reserves. The fair value of the embedded derivative included in funds withheld is recorded as a funds withheld asset and any excess or shortfall in relation to statutory reserves is settled quarterly.
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
Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. As a result, we have netted the receivable and payable related to modified coinsurance agreements. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within reinsurance deposit assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Recognition of losses are recorded in other operating expenses. Recognition of gains are recorded in other income.
Policyholders’ Account Balances
Policyholders’ account balances relate to contracts or contract features where the Company has no significant insurance risk. This liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date.
The reinsurance agreement between the Company and Equitable Financial written on a modified coinsurance basis contains embedded derivatives. We determined that the obligation to pay the total return on the assets the modified coinsurance,represents a total return swap with a floating rate leg. The fair value of embedded derivatives on the modified coinsurance agreement is computed as the unrealized gain (loss) and current period income on the underlying assets included within Policyholder account balances on the balance sheets for the assumed agreement. The change in the fair value of the embedded derivatives is recorded in net derivative gains (losses) on the statements of income. Assumed earnings from the modified coinsurance and changes in the fair value of embedded derivatives are reported in operating activities on the statements of cash flows. Contributions to and withdrawals from the Policyholder account balances are reported in financing activities on the statements of cash flows.
Future Policy Benefits and Other Policyholders’ Liabilities
For traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 4.5% of life insurance liabilities and a range of 4.5% to 5.5% for retained annuity liabilities.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
For long-term disability, critical illness, and group accident the incurred but not reported reserves are determined using the expected loss ratio method, where the expected loss ratio is applied to the premiums to determine ultimate liabilities. For dental and vision, the incurred but not reported reserves are determined using completion factors, where these factors complete paid-to-date claims to the ultimate liability based on past experience. For short-term disability and group life the incurred but not reported reserves are determined using a combination of expected loss ratio and completion factor methods.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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
Revision of Previously Issued Financial Statements

During the quarter ended September 30, 2022, the Company identified an error in its previously issued financial statements specifically related to the amortization of the cost of reinsurance asset. The impact of this error to prior periods financial statements were not considered to be material. The impact of the errors to prior periods financial statements was not considered to be material. See Note 17 to the Notes to these Financial Statements for details of the revision.
Out of Period Adjustment
During the three months ended June 30, 2023, the Company recorded out of period adjustment resulting in a decrease of $5 million to Income (loss) from continuing operations, before income taxes. The adjustments relate to an understatement of policyholders’ benefits expenses and an understatement of other liabilities in the period ended and as of December 31, 2021, respectively. The error was not material to any prior period.
3)    INVESTMENTS

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2023 and December 31, 2022 was $50 million and $23 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:

AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2023:
Fixed Maturities:
Corporate (1)	$4,421	$—	$5	$345	$4,081
U.S. Treasury, government and agency	15	—	—	1	14
States and political subdivisions	51	—	—	8	43
Foreign governments	30	—	—	—	30
Residential mortgage-backed	416	—	—	5	411
Asset-backed (2)	1,082	—	—	6	1,076
Commercial mortgage-backed	165	—	—	16	149
Total at June 30, 2023	$6,180	$—	$5	$381	$5,804

December 31, 2022:
Fixed Maturities:
Corporate (1)	$2,417	$—	$—	$359	$2,058
U.S. Treasury, government and agency	14	—	—	—	14
States and political subdivisions	43	—	—	9	34
Residential mortgage-backed	8	—	—	2	6
Asset-backed (2)	43	—	—	2	41
Commercial mortgage-backed	81	—	—	16	65
Total at December 31, 2022	$2,606	$—	$—	$388	$2,218
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities. and other asset types.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The contractual maturities of AFS fixed maturities as of June 30, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2023:
Contractual maturities:
Due in one year or less	$127	$126
Due in years two through five	888	860
Due in years six through ten	2,370	2,256
Due after ten years	1,132	926
Subtotal	4,517	4,168
Residential mortgage-backed	416	411
Asset-backed	1,082	1,076
Commercial mortgage-backed	165	149
Total at June 30, 2023	$6,180	$5,804

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Proceeds from sales	$—	$39	$50	$62
Gross gains on sales	$—	$—	$—	$—
Gross losses on sales	$—	$3	$(5)	$4

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$—	$—	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$—	$2	$—	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	(2)	—	(2)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	—	—
Additional credit losses this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance, end of period	$—	$—	$—	$—
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(312)	$6	$145	$(161)
Net investment gains (losses) arising during the period	(64)	—	—	(64)
Reclassification adjustment:				—
Included in Net income (loss)	—	—	—	—
Excluded from Net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	1	14	15
Net unrealized investment gains (losses) excluding credit losses	(376)	7	159	(210)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(376)	$7	$159	$(210)

	Three Months Ended June 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(93)	$2	$19	$(72)
Net investment gains (losses) arising during the period	(202)	—	—	(202)
Reclassification adjustment:				—
Included in Net income (loss)	2	—	—	2
Excluded from Net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	4	41	45
Net unrealized investment gains (losses) excluding credit losses	(293)	6	60	(227)
Net unrealized investment gains (losses) with credit losses (1)	—	—	—	—
Balance, end of period	$(293)	$6	$60	$(227)

Six Months Ended June 30, 2023
Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	(in millions)
Balance, beginning of period	$(388)	$8	$161	$(219)
Net investment gains (losses) arising during the period	7	—	—	7
Reclassification adjustment:
Included in net income (loss)	5	—	—	5
Other (1)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(1)	(2)	(3)
Net unrealized investment gains (losses) excluding credit losses	(376)	7	159	(210)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(376)	$7	$159	$(210)

	Six Months Ended June 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$128	$(3)	$(26)	$99
Net investment gains (losses) arising during the period	(424)	—	—	(424)
Reclassification adjustment:
Included in net income (loss)	3	—	—	3
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	9	86	95
Net unrealized investment gains (losses) excluding credit losses	(293)	6	60	(227)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(293)	$6	$60	$(227)

The following tables disclose the fair values and gross unrealized losses of the 1,172 issues as of June 30, 2023 and the 845 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2023:
Fixed Maturities:
Corporate	$1,928	$38	$1,555	$307	$3,483	$345
U.S. Treasury, government and agency	5	—	9	1	14	1
States and political subdivisions	6	1	27	7	33	8
Residential mortgage-backed	331	2	6	3	337	5
Asset-backed	680	5	31	1	711	6
Commercial mortgage-backed	85	1	60	15	145	16
Total at June 30, 2023	$3,035	$47	$1,688	$334	$4,723	$381

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2022:
Fixed Maturities:
Corporate	$1,446	$159	$590	$200	$2,036	$359
States and political subdivisions	19	4	13	5	32	9
Residential mortgage-backed	2	—	4	2	6	2
Asset-backed	35	1	6	1	41	2
Commercial mortgage-backed	5	1	60	15	65	16
Total at December 31, 2022	$1,507	$165	$673	$223	$2,180	$388

The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.3% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2023 and December 31, 2022 were $54 million and $24 million, respectively, representing 3.9% and 10.3% of the equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2023 and December 31, 2022, respectively, approximately $48 million and $4 million, or 0.8% and 0.2%, of the $6.2 billion and $2.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had no gross unrealized losses as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, respectively, the $334 million and $223 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either June 30, 2023 or December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Mortgage Loans on Real Estate
The Company held two commercial mortgage loans with a carrying value of $17 million and $17 million at June 30, 2023 and December 31, 2022. The loans were issued prior to 2017 for apartment complex properties located in the Mid-Atlantic region. The loans were current as of June 30, 2023 and December 31, 2022 with LTV ratios between 0%-50% and DSC ratios of 2.0x or greater.
Accrued interest receivable as of June 30, 2023 and December 31, 2022 was $0 million and no accrued interest was written off for the three and six months ended June 30, 2023 and 2022. The allowance for credit losses was $0 million as of June 30, 2023 and 2022, with a change of $0 million for the periods ended.
As of June 30, 2023 and 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$(1)	$(1)	$(3)
Net investment gains (losses) recognized on securities sold during the period	—	—	—	—
Unrealized and realized gains (losses) on equity securities	$—	$(1)	$(1)	$(3)

Trading Securities
As of June 30, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $0 million and $1 million. As of June 30, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and six months ended June 30, 2023 and 2022.
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$2	$—	$—	$—
Net investment gains (losses) recognized on securities sold during the period	—	—	—	—
Unrealized and realized gains (losses) on trading securities	2	—	—	—
Interest and dividend income from trading securities	—	—	—	—
Net investment income (loss) from trading securities	$2	$—	$—	$—
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$48	$22	$77	$43
Mortgage loans on real estate	—	—	—	—
Policy loans	1	1	2	2
Other equity investments	—	(2)	—	(3)
Trading securities	2	—	—	—
Other investment income	7	—	9	—
Gross investment income (loss)	58	21	88	42
Investment expenses	(2)	—	(3)	(1)
Net investment income (loss)	$56	$21	$85	$41

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$—	$(2)	$(5)	$(3)
Mortgage loans on real estate	—	—	—	—
Other equity investments (1)	—	—	—	—
Investment gains (losses), net	$—	$(2)	$(5)	$(3)
_____________
(1)    Investment gains (losses), net of Other equity investments includes Real Estate Held for production.

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
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, SIO, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the SCS, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Derivative Instruments by Category

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$1,324	$—	$—	$394	$—	$—
Options	1,948	546	167	209	34	16
Interest rate contracts:
Futures	370	—	—	282	—	—
Other contracts:
Margin	—	81	—	—	29	—
Collateral	—	—	346	—	—	3
Total:	3,642	627	513	885	63	19

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	7,347	—	—	87
Funds withheld receivable (3)	—	(136)	—	—	—	—
Modco receivable (2)	—	—	166	—	—	—
Total embedded derivatives	—	(136)	7,513	—	—	87
Total derivative instruments	$3,642	$491	$8,026	$885	$63	$106
______________
(1)Reported in other invested assets in the balance sheets.
(2)Reported in policyholders’ account balances in the balance sheets.
(3)Reported in funds withheld receivable in the balance sheets.
The following table presents the effects of derivative instruments on the statements of income and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Net Derivatives Gains (Losses)
	(in millions)
Derivatives:
Equity contracts:
Futures	$70	$(66)	$98	$(74)
Options	105	(3)	111	(3)
Interest rate contracts:
Futures	(12)	(12)	(4)	(24)
Total:	163	(81)	205	(101)

Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	(2,194)	78	(2,230)	90
Funds withheld receivable	(599)	—	(599)	—
Modco receivable	1,930	—	1,930	—
Total Embedded Derivatives	(863)	78	(899)	90

Total Derivatives instruments (1)	$(700)	$(3)	$(694)	(11)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
________

(1)Reported in net derivative gains (losses) in the statements of income (loss).

Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of June 30, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of June 30, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $67 million and $22 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $14 million and $10 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2023 and December 31, 2022, respectively, the Company held $346 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of June 30, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of June 30, 2023 and December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2023 and December 31, 2022:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2023

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$627	$513	$114	$—	$114
Other financial assets	3	—	3	—	3
Other invested assets	$630	$513	$117	$—	$117

Liabilities:
Derivative liabilities	$513	$513	$—	$—	$—
Other financial liabilities	2,124	—	2,124	—	2,124
Other liabilities	$2,637	$513	$2,124	$—	$2,124
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$63	$18	$45	$—	$45
Other financial assets	2	—	2	—	2
Other invested assets	$65	$18	$47	$—	$47

Liabilities:
Derivative liabilities	$19	$18	$1	$—	$1
Other financial liabilities	72	—	72	—	72
Other liabilities	$91	$18	$73	$—	$73
______________
(1)Financial instruments sent (held).
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30, 2023
	VUL (1)	IUL (2)	GMxB Core	IE (3)	SCS	Total
	(in millions)
Balance, beginning of period	$410	$296	$40	$1	$13	$760
Capitalization	34	7	34	11	119	205
Amortization	(11)	(9)	(2)	—	(5)	(27)
Balance, end of period	$433	$294	$72	$12	$127	$938
______________
(1)    “VUL” defined as Variable Universal Life.
(2)    “IUL” defined as Indexed Universal Life.
(3)    “IE” defined as Investment Edge.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2022
	VUL (1)	IUL (2)	GMxB Core	Total
	(in millions)
Balance, beginning of period	$361	$297	$14	$672
Capitalization	35	9	9	53
Amortization	(10)	(9)	(1)	(20)
Balance, end of period	$386	$297	$22	$705
______________
(1)    “VUL” defined as Variable Universal Life.
(2)    “IUL” defined as Indexed Universal Life.

Changes in the Unearned Revenue Liability for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of period	$159	$157	$118	$94
Capitalization	27	33	23	36
Amortization	(5)	(5)	(4)	(4)
Balance, end of period	$181	$185	$137	$126

The following table presents a reconciliation of DAC to the balance sheet:

	June 30, 2023	December 31, 2022
	(in millions)
VUL	$433	$410
IUL	294	296
GMxB Core	72	40
Investment Edge	12	1
SCS	127	13
Other	9	—
Total	$947	$760
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of June 30, 2023 and December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of June 30, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$4,020	$61	$4,081
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	43	—	43
Foreign governments	—	30	—	30
Residential mortgage-backed	—	411	—	411
Asset-backed (2)	—	1,076	—	1,076
Commercial mortgage-backed	—	149	—	149
Total fixed maturities, AFS	—	5,743	61	5,804
Other equity investments	20	18	—	38
Other invested assets:
Options	—	379	—	379
Total other invested assets	—	379	—	379
Cash equivalents	1,028	—	—	1,028
Funds withheld receivable (3) (5)	—	—	(136)	(136)
Purchased market risk benefits	—	—	10	10
Assets for market risk benefits	—	—	26	26
Separate Accounts assets (4)	4,501	7	—	4,508
Total Assets	$5,549	$6,147	$(39)	$11,657

Liabilities:
Policyholders’ account balances:	—	—	—	—
SCS, MSO and IUL indexed features’ liability	—	7,347	—	7,347
Modco payable (5)	—	—	166	166
Liabilities for market risk benefits	—	—	7,363	7,363
Total Liabilities	$—	$7,347	$7,529	$14,876
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(3)As discussed in Note 2 to these Financial Statements, the funds withheld receivable was created through a funds withheld and modified coinsurance agreement where the investments supporting the reinsurance agreement are withheld by and continue to reside on Equitable Financial’s consolidated balance sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Equitable Financial, which are primarily AFS securities.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments not fair valued including other assets of $1 million.
(5)The embedded derivative is partially reflected in funds withheld receivable and policyholders’ account balance. The portion within policyholders’ account balances relates to the non-insulated products assumed on a modified coinsurance basis and is reflected net of assumed liabilities on the balance sheet.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,040	$18	$2,058
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	34	—	34
Residential mortgage-backed	—	6	—	6
Asset-backed (2)	—	41	—	41
Commercial mortgage-backed	—	65	—	65
Total fixed maturities, AFS	—	2,200	18	2,218
Other equity investments	—	19	—	19
Other invested assets:
Options	—	18	—	18
Total other invested assets	—	18	—	18
Cash equivalents	272	—	—	272
Funds withheld receivable	—	—	—	—
Purchased market risk benefits	—	—	13	13
Assets for market risk benefits	—	—	12	12
Separate Accounts assets (3)	3,367	7	—	3,374
Total Assets	$3,639	$2,244	$43	$5,926

Liabilities:
Policyholders’ account balances	—	—	—	—
SCS, SIO, MSO and IUL indexed features’ liability	—	87	—	87
Modco receivable	—	—	—	—
Liabilities for market risk benefits	—	—	15	15
Total Liabilities	$—	$87	$15	$102
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
Funds withheld receivable
Reinsurance agreements written on a funds withheld or modified coinsurance basis contain embedded derivatives. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by Equitable Financial. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on Equitable Financial’s consolidated balance sheet.
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
Purchased MRB assets, which are accounted for as market risk benefits carried at fair value are also considered Level 3 for fair value leveling. The Purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB asset and liability over a range of market-consistent economic scenarios.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
The Company also issues certain benefits on its variable annuity products that are accounted for as market risk benefits carried at fair value and are also considered Level 3. See Note 8 of the Notes to these Financial Statements for further description of our market risk benefits fair value.
The funds withheld embedded derivative receivable is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract as collateral and requires certain unobservable inputs. The funds withheld embedded derivative are considered Level 3 in the fair value hierarchy.
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2023, there were $10 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.7% of total equity as of June 30, 2023.
During the six months ended June 30, 2022, there were $5 million AFS fixed maturities transferred out of Level 3 and into Level 2 or AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 1.7% of total equity as of June 30, 2022.

The tables below present reconciliations for Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and six months ended June 30, 2023 and 2022, respectively. Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 8 of the Notes to these Financial Statements.

Level 3 Instruments - Fair Value Measurements

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Corporate	Funds Withheld Receivable	Modco Payable	Corporate	Funds Withheld Receivable	Modco Payable
	(in millions)
Balance, beginning of period	$37	$—	$—	$11	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—	—
Net derivative gains (losses) (1)	—	(136)	166	—	—	—
Total realized and unrealized gains (losses)	—	(136)	166	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	24	—	—	11	—	—
Sales	—	—	—	(1)	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	(5)	—	—
Balance, end of period	$61	$(136)	$166	$16	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Corporate	Funds Withheld Receivable	Modco Payable	Corporate	Funds Withheld Receivable	Modco Payable
	(in millions)
Balance, beginning of period	$18	$—	$—	$11	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—	—
Net derivative gains (losses) (1)	—	(136)	166	—	—	—
Total realized and unrealized gains (losses)	—	(136)	166	—	—	—
Other comprehensive income (loss)	—	—	—	(1)	—	—
Purchases	53	—	—	12	—	—
Sales	—	—	—	(1)	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	(5)	—	—
Balance, end of period	$61	$(136)	$166	$16	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$(1)	$—	$—

____
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2023 and December 31, 2022, respectively:

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:(4)
Investments:
Fixed maturities, AFS:
Corporate	$32	Matrix pricing model	Spread over benchmark	20 bps - 320 bps	65 bps
Purchased MRB asset (1)	10	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Liabilities:
Direct MRB (1) (2) (3)	$7,337	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	55 bps - 192 bps 0.26% - 35.42% 0.00% - 10.93% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	55 bps 3.81% 0.65% 3.13% 2.56% (same for all ages) (same for all ages)
(1)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. GMIB utilization rates were developed as a function of the GMIB benefit base.
(2)MRB assets are shown net of MRB liabilities. Net amount is made up of $26 million of MRB assets and $7,363 million of MRB liabilities.
(3)Includes Core products.
(4)Funds withheld receivable that contain embedded derivatives held at fair value are excluded from the tables above. The funds withheld receivable embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation.
    Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$4	Matrix pricing model	Spread over benchmark	245 bps - 245 bps	245 bps
Purchased MRB asset (1) (2) (4)	13	Discounted cash flow	Lapse rates Withdrawal rates Annuitization Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$3	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	157 bps 0.35% - 35.42% 0.20% - 1.24% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	157 bps 4.35% 1.22% 3.27% 1.08% (same for all ages) (same for all ages)
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
Excluded from the tables above as of June 30, 2023 and December 31, 2022, respectively, are approximately $29 million and $14 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the Purchased MRB assets and MRB liabilities identified in the table above are developed using Company data. Future policyholder behavior is an unobservable market assumption and as such all aspects of policyholder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro-rata withdrawals, dollar for dollar withdrawals, GMIB utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB and GWL.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of Notes to Financial Statements
The carrying values and fair values as of June 30, 2023 and December 31, 2022 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Financial Statements are presented in the table below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2023:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$260	$—	$—	$265	$265
Funds withheld receivable	$10,751	$—	$—	$10,751	$10,751
Modco receivable	$30,022	$—	$—	$30,022	$30,022
Policyholders’ liabilities: Investment contracts	$110	$—	$—	$101	$101
Separate Accounts liabilities	$267	$—	$—	$267	$267

December 31, 2022:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$244	$—	$—	$248	$248
Funds withheld receivable	$—	$—	$—	$—	$—
Modco receivable	$—	$—	$—	$—	$—
Policyholders’ liabilities: Investment contracts	$115	$—	$—	$106	$106
Separate Accounts liabilities	$—	$—	$—	$—	$—

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
Policyholder Liabilities - Investment Contracts and Separate Account Liabilities
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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts for the six months ended June 30, 2023 and 2022.
The payout annuities result from annuitization of current contracts. Inflows are the liquidation of the account values not premiums:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2022
	2023	2022
	Payout-Legacy
	(in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$—	$—
Beginning balance of original discount rate	—	—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning of period balance	—	—
Issuances	120	—
Interest accrual	—	—
Benefits payments	—	—
Ending balance at original discount rate	120	—
Effect of changes in discount rate assumptions	(1)	—
Balance, end of period	$119	$—

Net liability for future policy benefits	$119	$—
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$119	$—

Weighted-average duration of liability for future policyholder benefits (years)	7.6	0

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the balance sheet as of June 30, 2023 and December 31, 2022:

June 30, 2023
(in millions)
Reconciliation
Payout - Legacy	$119
UL (1)	322
Other (2)	308
Subtotal	749
Other policy funds	460
Grand total	$1,209
______________
(1)Represents the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.

December 31, 2022
(in millions)
Reconciliation
Universal Life (1)	$58
Other (2)	220
Future policyholder benefits, total	278
Other policyholder liabilities	391
Total	$669
______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
(1)Represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Internal Reinsurance Transaction described further in Note 1, these are no longer material and are not disclosed separately.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	$174	$—
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	117	—
Expected future gross premiums (discounted)	—	—

The following tables provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Payout - Legacy (1)	$21	$—	$—	$—
Total	$21	$—	$—	$—
(1) Gross premium reflected is the liquidation of Account Value at time of annuitization.

The following table provides the weighted average interest rates for the liability for future policy benefits as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted Average Interest Rate
Payout-Legacy
Interest accretion rate	5.5%	—%
Current discount rate	5.6%	—%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities for the six months ended June 30, 2023 and 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2023	2022
	UL (1)	Universal Life (2)
	(Dollars in millions)
Balance, beginning of period	$—	$57
Beginning balance before AOCI adjustments	—	55
Effect of changes in interest rate and cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	—	(1)
Adjusted beginning of period balance	—	54
Issuances (3)	322	—
Interest accrual	—	1
Net assessments collected	—	5
Benefit payments	—	—
Ending balance before shadow reserve adjustments	322	60
Effect of shadow reserve adjustment	—	(7)
Balance, end of period	$322	$53

Net liability for additional liability	$322	$53
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$322	$53

Weighted-average duration of additional liability - death benefit (years)	18.6	33.5
______________
(1)The 2023 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)The 2022 additional insurance liabilities represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Reinsurance Treaty described further in Note 1, these are no longer material and are not disclosed separately.
(3)Issuances represent the UL SOP NLG business assumed from Equitable Financial on April 1, 2023.

The following tables provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023
	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL (1)	$258	$4
Total	$258	$4
_____________
(1)The 2023 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.

	Six Months Ended June 30, 2022
	Assessments	Interest Accretion

Revenue and Interest Accretion
Universal Life	9	1
Total	$9	$1
___________
(1)The 2022 additional insurance liabilities represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Reinsurance Treaty described further in Note 1, these are no longer material and are not disclosed separately.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2023	2022
Weighted Average Interest Rate
Universal Life	4.5%	5.5%
Interest accretion rate	4.5%	5.5%

8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(14)	$—	$(7)	$—
Balance BOP before changes in the instrument specific credit risk	(8)	—	(2)	—
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect	(108)	(264)	10	—
Interest accrual	9	68	—	—
Attributed fees accrued (1)	101	95	1	—
Benefit payments	(12)	(153)	—	—
Actual policyholder behavior different from expected behavior	6	(4)	1	—
Changes in future economic assumptions	(224)	(364)	(12)	—
Issuances (2)	1,292	6,865	—	—
Balance EOP before changes in the instrument-specific credit risk	1,056	6,243	(2)	—
Changes in the instrument-specific credit risk (3)	(9)	(6)	(8)	—
Balance, end of period	$1,047	$6,237	$(10)	$—

Weighted-average age of policyholders (years)	64.3	73.5	59.7	—
Net amount at risk	$3,079	$10,464	$11	$—
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable Financial. See Note 1 of the Notes to these Financial Statements.
(3)Changes are recorded in OCI.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(9)	$—	$—	$—
Balance BOP before changes in the instrument specific credit risk	(8)	—	1	—
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect	(113)	(264)	14	—
Interest accrual	9	68	—	—
Attributed fees accrued (1)	102	95	1	—
Benefit payments	(12)	(153)	—	—
Actual policyholder behavior different from expected behavior	8	(4)	2	—
Changes in future economic assumptions	(222)	(364)	(19)	—
Issuances (2)	1,292	6,865	(1)	—
Balance EOP before changes in the instrument-specific credit risk	1,056	6,243	(2)	—
Changes in the instrument-specific credit risk (3)	(9)	(6)	(8)	—
Balance, end of period	$1,047	$6,237	$(10)	$—

Weighted-average age of policyholders (years)	64.3	73.5	59.7	—
Net amount at risk	$3,079	$10,464	$11	$—
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable Financial. See Note 1 of the Notes to these Financial Statements.
(3)Changes are recorded in OCI.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk amounts in the balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023					December 31, 2022
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(25)	$1,072	$1,047	$—	$1,047	$(12)	$3	$(9)	$—	$(9)
GMxB Legacy	—	6,237	6,237	—	6,237	—	—	—	—	—
Other (1)	(1)	54	53	(10)	43	—	12	12	(13)	(1)
Total	$(26)	$7,363	$7,337	$(10)	$7,327	$(12)	$15	$3	$(13)	$(10)
______________
(1)    Other, for June 30, 2023, primarily reflects Individual EquiVest. Other, for December 31, 2022, primarily reflects Protective Life Reinsured business.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
9)    POLICYHOLDER ACCOUNT BALANCES
The following table summarizes the balances and changes in policyholders’ account balances for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$—	$1,962	$—	$—	242
Issuances (2)	1,208	349	2,213	6,817	31,189
Premiums received	122	119	3	93	—
Policy charges	(128)	(93)	—	(1)	(2)
Surrenders and withdrawals	(4)	(25)	(74)	(230)	(606)
Benefit payments	(5)	(5)	(9)	(7)	(55)
Net transfers from (to) separate account	—	—	(12)	45	2,823
Interest credited (3)	9	73	16	69	2,212
Balance, end of period	$1,202	$2,380	$2,137	$6,786	$35,803

Weighted-average crediting rate	3.32%	2.34%	2.92%	2.31%	N/A
Net amount at risk (4)	$16,580	$19,438	$107	$17	$11
Cash surrender value	$1,044	$1,790	$2,130	$6,713	$32,495
______________
(1)SCS sales are recorded in a Separate Account holding account until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate.
(2)Issuances are related to the Reinsurance Treaty with Equitable Financial. See Note 1 of the Notes to these Financial Statements.
(3)SCS includes amounts related to the change in embedded derivative.
(4)For life insurance products, the net amount at risk is death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.
The following table summarizes the balances and changes in policyholders’ account balances for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	IUL	VUL	GMxB Core	Reinsured (2)
	(Dollars in millions)
Balance, beginning of period	$1,973	$614	$13	$866
Issuances	—	—	—	—
Premiums received	127	9	30	18
Policy charges	(89)	(14)	(1)	(12)
Surrenders and withdrawals	(12)	—	—	(39)
Benefit payments	(4)	(4)	—	(6)
Net transfers from (to) separate account	—	26	(27)	2
Interest credited (3)	(54)	7	—	18
Other	—	—	—	—
Balance, end of period	$1,941	$638	$15	$847

Weighted-average crediting rate	2.18%	3.52%	1.00%	4.27%
Net amount at risk (4)	$18,260	$28,861	$11	$4,272
Cash surrender value	$1,477	$518	$16	$846
___________
(1)SCS sales are recorded in a Separate Account holding account until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
(2)Reinsured primarily reflects Protective Life reinsured business.
(3)SCS includes amounts related to the change in embedded derivative.
(4)For life insurance products, the net amount at risk is death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the balance sheet as of June 30, 2023 and December 31, 2022:

June 30, 2023
(in millions)
Policyholders’ account balance reconciliation
UL	$1,202
IUL	2,380
EI	2,137
EG	6,786
SCS	35,803
Other (1)	(27,294)
Total	$21,014
______________
(1) Includes $(30) billion of assumed fair value of the modco reinsurance with Equitable Financial.

December 31, 2022
(in millions)
Policyholders’ account balance reconciliation
IUL	$1,962
VUL	655
GMxB Core	27
IE	7
SCS	242
Reinsured	819
Other	39
Total	$3,751

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums as of June 30, 2023 and December 31, 2022:

June 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	76	13	476	130	695
	Greater than 2.50%	—	506	—	—	506
	Total	$76	$519	$476	$130	$1,201

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

June 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,125	596	559	—	2,280
	Greater than 2.50%	—	—	—	—	—
	Total	$1,125	$596	$559	$—	$2,280

EQUI-VEST Individual	0.00% - 1.50%	$51	$218	$—	$—	$269
	1.51% - 2.50%	44	—	—	—	44
	Greater than 2.50%	1,823	—	—	—	1,823
	Total	$1,918	$218	$—	$—	$2,136

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$497	$1,982	$23	$315	$2,817
	1.51% - 2.50%	258	—	—	—	258
	Greater than 2.50%	2,844	—	1	—	2,845
	Total	$3,599	$1,982	$24	$315	$5,920

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,202	666	73	—	1,941
	Greater than 2.50%	—	—	—	—	—
	Total	$1,202	$666	$73	$—	$1,941

Variable Universal Life	0.00% - 1.50%	$18	$30	$2	$—	$50
	1.51% - 2.50%	73	12	—	—	85
	Greater than 2.50%	460	—	2	—	462
	Total	$551	$42	$4	$—	$597

Investment Edge	0.00% - 1.50%	$7	$—	$—	$—	$7
	1.51% - 2.50%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$7	$—	$—	$—	$7

GMxB Core	0.00% - 1.50%	$32	$—	$—	$—	$32
	1.51% - 1.51%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$32	$—	$—	$—	$32

Separate Account - Summary
The following table presents the balances of and changes in separate account liabilities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	VUL	GMxB Core	IE	Reinsured (2)

Balance, beginning of period	1,653	$756	$26	$913
Premiums and deposits	190	439	270	11
Policy charges	(64)	(4)	—	(17)
Surrenders and withdrawals	(23)	(11)	(2)	(37)
Benefit payments	(5)	(3)	—	(11)
Investment performance (1)	192	79	4	141
Net transfers from (to) general account	(25)	65	(163)	(1)
Other charges	—	—	—	—
Balance, end of period	$1,918	$1,321	$135	$999

Cash surrender value	$1,590	$1,221	$129	N/A
_______________
(1)Investment performance is reflected net of mortality and expense fees.
(2)Reinsured primarily reflects Protective Life reinsured ceded business.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2022
	VUL	GMxB Core	Reinsured (1)
	(in millions)
Balance, beginning of period	$1,832	$315	$1,244
Premiums and deposits	177	166	10
Policy charges	(60)	(1)	(14)
Surrenders and withdrawals	(16)	(3)	(24)
Benefit payments	(3)	—	(5)
Investment performance (2)	(361)	(74)	(141)
Net transfers from (to) general account	(26)	27	(2)
Other charges	—	—	—
Balance, end of period	$1,543	$430	$1,068

Cash surrender value	$1,241	$392	N/A
_______________
(1)Reinsured primarily reflects Protective Life reinsured ceded business.
(2)Investment performance is reflected net of mortality and expense fees.

The following table reconciles the separate account liabilities to the separate account liability balance in the balance sheet as of June 30, 2023 and December 31, 2022:

June 30, 2023
(in millions)
Separate Account Reconciliation
VUL	$1,918
GMxB Core	1,321
IE	135
Reinsured	999
Other	135
Total	$4,508

December 31, 2022
(in millions)
Separate Account Reconciliation
VUL	$1,653
GMxB Core	756
IE	26
Reinsured	913
Other	26
Total	$3,374

The following table presents the aggregate fair value of separate account assets by major asset category as of June 30, 2023 and December 31, 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	June 30, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Legacy Segment	Total
	(in millions)
Asset Type
Mutual Funds	$2,414	$2,081	$—	$13	$—	$4,508
Total	$2,414	$2,081	$—	$13	$—	$4,508

	December 31, 2022
	Life Insurance & Employee Benefits Products		Individual Variable Annuity Products		Employer - Sponsored Products		Other		Legacy Segment	Total
	(in millions)
Asset Type
Mutual Funds	$2,096	—	$1,265	—	$—	—	$13	—	$—	$3,374
Total	$2,096		$1,265		$—		$13		$—	$3,374

10)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $85 million against its deferred tax asset related to unrealized capital losses in the AFS securities portfolio. For the three month period ended March 31, 2023, the Company recorded a decrease to the valuation allowance of $16 million due to a decrease in the portfolio’s unrealized capital loss. This adjustment was allocated to other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three-months ended March 31, 2023, the Company increased its available future liquidity by increasing borrowing capacity and amending certain counterparty agreements. As a result of these actions, the Company was able to assert its ability and intent to hold the underlying securities in its AFS portfolio to recovery. Based on all available evidence, the Company concluded the deferred tax assets related to unrealized tax capital losses are more-likely-than-not to be realized and that a valuation allowance was not necessary. The remaining release of the valuation allowance of $69 million was recorded in net income for the three months ended March 31, 2023.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to AFS securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
11)    RELATED PARTY TRANSACTIONS
On May 17, 2023, Equitable America entered into a reinsurance agreement with Equitable Financial, effective April 1, 2023. See Note 1 and Note 16 of the Notes to these Financial Statements for further details.
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2023 and December 31, 2022 is as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	June 30, 2023	December 31, 2022
	(in millions)
Unrealized gains (losses) on investments	$(362)	$(383)
Market risk benefits - instrument-specific credit risk component	16	1
Liability or future policy benefits - current discount rate component	$1	$—
Accumulated other comprehensive income (loss)	$(345)	$(382)

The components of OCI, net of taxes for the three and six months ended June 30, 2023 and 2022, follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(51)	$(159)	$21	$(335)
(Gains) losses reclassified into net income (loss) during the period (1)	—	2	4	3
Net unrealized gains (losses) on investments	(51)	(157)	25	(332)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	—	4	(1)	8
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(28), $(41), $(12) and $(86)).	(51)	(153)	24	(324)
Change in LFPB discount rate and MRB credit risk
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $2, $1, $3 and $2).	7	3	12	8
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $—, $—, $—, and $—)	1	—	1	—
Other comprehensive income (loss)	$(43)	$(150)	$37	$(316)
____________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(2) million, $(1) million, $(1) million and $(1) million for the three and six months ended June 30, 2023 and 2022, respectively.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion. The Company had $0 outstanding as of June 30, 2023.
Guarantees and Other Commitments
The Company has no outstanding commitments under existing mortgage loans or mortgage loan commitment agreements at June 30, 2023.

14)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2023, the following prescribed practice resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is a decrease of approximately $36 million in statutory surplus as of June 30, 2023.
15)    UNPAID CLAIM AND CLAIM EXPENSES

The following summarizes the change in liability for unpaid claims and claim expenses:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
Liability for Unpaid Claims and Claim Expenses

	Six Months Ended June 30,
	2023	2022
	(in millions)
Gross Balance, beginning of period	$110	$78
Less Reinsurance	36	23
Net Balance, beginning of period	74	55

Incurred Claims (net) Related to:
Current Period	121	88
Prior Period	(14)	9
Total Incurred	107	97

Paid Claims (net) Related to:
Current Period	65	49
Prior Period	33	27
Total Paid	98	76

Net Balance, end of period	83	76
Add Reinsurance	40	29
Gross Balance, end of period	$123	$105

16)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
			(in millions)
Direct charges and fee income	$92	$78	$178	$151
Reinsurance assumed - Equitable Financial	345	—	345	—
Reinsurance ceded	(26)	(22)	(51)	(39)
Policy charges and fee income	$411	$56	$472	$112

Direct premiums	$86	$74	$171	$133
Reinsurance assumed - Equitable Financial	40	—	40	—
Reinsurance ceded	(14)	(14)	(30)	(24)
Premiums	$112	$60	$181	$109

Direct policyholders’ benefits	$110	$106	$209	$191
Reinsurance assumed - Equitable Financial	264	—	264	—
Reinsurance ceded	(39)	(24)	(59)	(35)
Policyholders’ benefits	$335	$82	$414	$156

Direct interest credited to policyholders’ account balances	$42	$32	$74	$77
Reinsurance assumed - Equitable Financial	151	—	151	—
Reinsurance ceded	(8)	(9)	(17)	(35)
Interest credited to policyholders’ account balances	$185	$23	$208	$42
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
For business not reinsured with Protective, the Company generally reinsures its variable life and interest-sensitive life insurance policies on an excess of retention basis. The Company generally retains up to a maximum of $4 million of mortality risk on single-life policies and up to a maximum of $6 million of mortality risk on second-to die policies. For amounts applied for in excess of those limits, reinsurance is ceded to Equitable Financial up to a combined maximum of $20 million of risk on single-life policies and up to a maximum of $25 million on second-to die policies. For amounts issued in excess of these limits, reinsurance is typically obtained from unaffiliated third parties. These reinsurance arrangements obligate the reinsurers to pay a portion of any death claim in excess of the amount the Company retains in exchange for an agreed-upon premium.
Equitable America has a quota share arrangement with AXA Global Re (formerly AXA Cessions), assuming a percentage of excess Life/Disability/A&H business. The contract is now closed to new business.
Beginning in 2015, group short and long-term disability is being reinsured with Group Reinsurance Plus (GRP) via a quota share arrangement.
Assumed Reinsurance
On May 17, 2023, Equitable America entered into a Reinsurance Treaty with Equitable Financial, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. See Note 1 to these Financial Statements for further details on the transaction.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable Financial. The following table summarizes the composition of the pool of assets at June 30, 2023:

	June 30, 2023
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$25,889	$25,889
Mortgage loans on real estate	8,528	7,391
Policy loans	229	230
Other equity investments	245	245
Other invested assets (1)	7,249	7,249
Total assets supporting funds withheld	$42,140	$41,004
(1)    Other invested assets includes derivatives and cash and cash equivalents.
17)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the quarter ended September 30, 2022, the Company identified errors primarily related to the calculation of the deferred cost of reinsurance amortization. Specifically, the deferred cost of reinsurance as reflected on the balance sheet was overstated and operating expenses (deferred cost amortization) was understated commencing in the quarter ended December 31, 2019 with a cumulative impact of $14 million pre-tax. In accordance with SAB No. 108, management evaluated the impact of this error and concluded that previously issued financial statements were not materially misstated; however, the cumulative impact would be material to the quarter ended September 30, 2022 and annual period ending December 31, 2022 and accordingly, determined to revise previously reported financial statements for years ended December 31, 2021, 2020 and 2019 and for the three-month periods ended March 31, 2022 and 2021 and June 30, 2022 and 2021 and for the six-months periods ended June 30, 2022 and June 2021. As a result of the determination to revise previously issued financial statements for the amortization matter discussed above, management also has corrected other previously identified but uncorrected errors and errors recorded in incorrect periods including, (a) balance sheet gross up errors resulting from incorrectly calculating reserves relating to business which has been 100% ceded to reinsurers resulting in corrections to Future policy benefits and other policyholders’ liabilities and Amounts due from reinsurers; (b) the classification of a preferred stock investment of $25 million from AFS debt securities to equity securities and present previously recorded unrealized losses as net investment income (loss) rather than as a component of other comprehensive income in the amount of $2 million; and, (c) other immaterial errors.
The following tables present line items for prior period impacted financial statements that have been affected by the errors discussed above as well as the impact of the adoption of ASU 2018-12:

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revisions	As Revised	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statements of Income (Loss)
Benefits and other deductions
Other operating costs and expenses	$22	$(2)	$20	$1	$21	$43	$(1)	$42	$2	$44
Total benefits and deductions	177	(6)	171	1	172	338	(21)	317	2	319
Income (loss) from continuing operations, before income taxes	(12)	(20)	(32)	(1)	(33)	(34)	(23)	(57)	(2)	(59)
Income tax (expense) benefit from continuing operations	(1)	10	9	(1)	8	2	13	15	(1)	14
Net income (loss) from continuing operations	(13)	(10)	(23)	(2)	(25)	(32)	(10)	(42)	(3)	(45)
Net income (loss)	$(13)	$(10)	$(23)	$(2)	$(25)	$(32)	$(10)	$(42)	$(3)	$(45)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revisions	As Revised	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revisions	As Revised
	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$(13)	$(10)	$(23)	$(2)	$(25)	$(32)	$(10)	$(42)	$(3)	$(45)
Comprehensive income (loss)	$(150)	$(23)	$(173)	$(2)	$(175)	$(319)	$(40)	$(359)	$(3)	$(361)

	Three Months Ended June 30, 2022
Statements of Equity:	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revision	As Revised
	(in millions)
Additional paid-in capital, beginning of year	$680	$—	$680	$1	$681
Additional paid-in capital, end of period	681	—	681	1	682
Accumulated Deficit, beginning of year	(79)	(64)	(142)	(12)	(154)
Net income (loss)	(13)	(10)	(23)	(2)	(25)
Accumulated Deficit, end of period	(92)	(74)	(166)	(13)	(179)
Total equity, end of period	$391	$(92)	$299	$(11)	$288

	Six Months Ended June 30, 2022
Statements of Equity:	As Previously Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revision	As Revised
	(in millions)
Additional paid-in capital, beginning of year	$679	$—	$679	$1	$680
Additional paid-in capital, end of year	681	—	681	1	682

Accumulated Deficit, beginning of year	(60)	(64)	(124)	(10)	(134)
Net income (loss)	(32)	(10)	(42)	(3)	(45)
Accumulated Deficit, end of year	(92)	(74)	(166)	(13)	(179)
Accumulated other comprehensive income (loss), beginning of year	86	12	98	—	98
Other comprehensive income (loss)	(287)	(30)	(317)	1	(316)
Total equity, end of year	$391	$(92)	$299	$(11)	$288

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements (Unaudited), Continued

	Six Months June 30, 2022
	As Reported	ASU 2018-12 Impact	As Adjusted	Impact of Revision	As Revised
	(in millions)
Statement of Cash Flows:
Cash flow from operating activities:
Net income (loss)	$(32)	$(10)	$(42)	$(3)	$(45)
Future policy benefits	4	—	4	13	17
Reinsurance recoverable	1	—	1	(13)	(12)
Current and deferred income taxes	(2)	(13)	(15)	1	(14)
Other, net	$104	$—	$104	$2	$106

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the financial statements and the related Notes to Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 contained in the Recast 2022 Annual Report and “Risk Factors” in Part I, Item 1A included in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
Executive Summary
Overview
We are an indirect, wholly-owned subsidiary of Holdings. Our primary business is to provide life insurance, annuity, and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
Internal Reinsurance Treaty
On May 17, 2023, the Company entered into a reinsurance agreement (the “Reinsurance Treaty”) with Equitable Financial, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained general account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022 were reinsured to the Company on a coinsurance funds withheld basis. In addition, all of the Separate Account liabilities relating to such variable annuity contracts were reinsured to the Company on a modified coinsurance basis. The Company’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. In exchange for the Company’s agreement to assume these liabilities, The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
The Reinsurance Treaty further diversifies our sources of regulated cash flows and supports more stable dividends to Holdings from Equitable Financial and the Company.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that Equitable Financial seeks to novate the reinsured contracts on a reasonable best effort basis either to the Company or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Despite ongoing concerns about inflation and the U.S. Federal Reserve’s tightening monetary policies, the second quarter experienced positive returns for the S&P 500, the Dow Jones Industrial Average, and Nasdaq, driven primarily by a rally in big technology stocks. However, the ongoing military conflict between the Ukraine and Russia and the sanctions and other measures imposed in response to this conflict also continue to contribute to geopolitical tensions and market volatility.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which continued to rise during the second quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates remaining below historical averages despite recent increases, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk.” in the Recast 2022 Annual Report.
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
On August 13, 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. NAIC’s new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to develop a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the proposed short-term solution if implemented prior to December 31, 2025.
The NAIC has been evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. In addition, on August 16, 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45% beginning on January 1, 2024. We cannot predict what effect this may have on our business and compliance costs.
The NAIC is also developing a new model law to replace the existing privacy models #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation). The NAIC’s Privacy Protections (H) Working Group (“PPWG”) held meetings in the spring, during which interested parties and consumer advocates provided feedback on the initial exposure draft of the new Consumer Privacy Protections and Model Law (“Model

674”). PPWG rewrote the model law and exposed a new draft of Model 674 on July 11, 2023. Due to the large number of comments received, the PPWG intends to ask for an extension of time to develop the new model law at he NAIC’s Fall National Meeting in December 2023. We cannot predict whether Model 674 will be adopted, what form it will take, or what effect it would have on our business or compliance efforts in the form adopted by states whose laws apply to our insurance subsidiaries.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.

For additional information on the regulatory developments, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the Recast 2022 Annual Report.
Revenues
Our revenues come from three principal sources:
•fee income derived from our products;
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

Results of Operations
The following table summarizes our statements of income (loss) for the six months ended June 30, 2023 and 2022:

Statement of Income (Loss)

	Six Months Ended June 30,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$472	$112
Premiums	181	109
Net derivative gains (losses)	(694)	(11)
Net investment income (loss)	85	41
Investment gains (losses), net	(5)	(3)
Investment management and service fees	110	11
Other income	44	1
Total revenues	193	260

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	414	156
Remeasurement of liability for future policy benefits	—	(1)
Change in market risk benefits and purchased market risk benefits	(862)	(4)
Interest credited to policyholders’ account balances	208	42
Compensation and benefits	28	20
Commissions	121	42
Amortization of deferred policy acquisition costs	28	20
Other operating costs and expenses	245	44
Total benefits and other deductions	182	319
Income (loss) from continuing operations, before income taxes	11	(59)
Income tax (expense) benefit	66	14
Net income (loss)	$77	$(45)

The following discussion compares the results for the six months ended June 30, 2023 to the six months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America increased $122 million, to net income of $77 million for the six months ended June 30, 2023 from a net loss of $45 million for the six months ended June 30, 2022, primarily driven by the following notable items:
Favorable items included:
•Change in market risk benefits and purchased market risk benefits decreased by $858 million mainly due to the increase in equity market and interest rate impacts on the assumed MRBs from Equitable Financial as part of the Reinsurance Treaty in the second quarter 2023.
•Fee-type revenue increased by $574 million mainly due to the Reinsurance Treaty in the second quarter 2023 and business growth, primarily driven by an increase in employee benefit premiums.
•Net investment income increased by $44 million mainly due to higher assets and higher yields, including higher SCS asset balances due to higher sales.
•Income tax benefit increased $52 million primarily driven by a release of the valuation allowance of $69 million, partially offset by pre-tax income for the six months ended June 30, 2023 compared to a pre-tax loss for the six months ended June 30, 2022.

These were partially offset by the following unfavorable items:
•Net derivative losses increased $683 million primarily due to the Reinsurance Treaty in the second quarter as equity markets increased compared to a decrease in the second quarter of 2022 resulting in losses associated with indexed annuity products which were offset by net embedded derivative gains related to the funds withheld and modified coinsurance portfolios held at Equitable Financial on behalf of the Company.
•Policyholders’ benefits increased by $258 million mainly due to business assumed as part of the Reinsurance Treaty in the second quarter 2023.
•Compensation, benefits and other operating expenses increased of $209 million mainly due to expense recognition related to the reinsurance deposit assets and expenses related to the assumed business as part of the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $166 million primarily due to business assumed as part of the Reinsurance Treaty in the second quarter 2023.
◦Commissions increased by $79 million primarily due to business assumed as part of the Reinsurance Treaty in the second quarter 2023 and an increase in sales related to business growth resulting from our initiative to begin offering a full suite of variable annuity products to policyholders located outside of New York.

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

Sensitivity of MRBs to Changes in Interest Rates
The following table demonstrates the sensitivity of the MRBs to changes in long-term interest rates by quantifying the adjustments that would be required, assuming an increase and decrease in long-term interest rates of 50bps. This information considers only the direct effect of changes in the interest rates on MRB balances, net of reinsurance:
Interest Rate Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(7)
Decrease in interest rates by 50bps	$8
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns:
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Recast 2022 Annual Report in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.
No changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in the Recast 2022 Annual Report.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the 2022 Form 10-K. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended June 30, 2023
None of our Section 16 officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Item 6.     Exhibits
INDEX TO EXHIBITS

Number		Description
10.1	#	Indemnity Reinsurance Agreement, by and between Equitable Financial Life Insurance Company and Equitable Financial Life Insurance Company of America, dated as of May 17, 2023.
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and deposits and renewal premium and deposits.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

GMxB Core	Retirement Cornerstone and Accumulator sold 2011 and later.

GMxB Legacy	Fixed-rate GMxB business written prior to 2011

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Protective Life & Annuity	Business 100% ceded to Protective in a reinsurance treaty.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Value of business acquired (“VOBA”)	Present value of estimated future gross profits from in-force policies of acquired businesses.
Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/(457(b) markets.

EQUI-VEST Individual (“(EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.
Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABCP” means Funding Agreement-Backed Commercial Paper program
•“FASB” means Financial Accounting Standards Board
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
•“SPLLC” means special purpose limited liability company
•“Stock Option Plan” means AXA Stock Option Plan for AXA Financial Employees and Associates
•“TCJA” or “Tax Reform Act” means the Tax Cuts and Jobs Act, enacted on December 22, 2017
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“ULSG” means universal life products with secondary guarantee
•“URR” means unearned revenue reserve
•“VIAC” means Venerable Insurance and Annuity Company
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2023	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: August 21, 2023	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)