Form 10-Q
period 2023-09-30
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2023-11-14
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 333-65423
————————————————
EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
(Exact name of registrant as specified in its charter)

Arizona	86-0222062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8501 IBM Drive, Charlotte, NC	28262
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company of America meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company of America (“Equitable America”) and its consolidated subsidiaries. “We,” “us” and “our” refer to Equitable America and its consolidated subsidiaries, unless the context refers only to Equitable America as a corporate entity. There can be no assurance that future developments affecting Equitable America will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Balance Sheets
September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $8,331 and $2,606) (allowance for credit losses of $0 and $0 )	$7,755	$2,218
Mortgage loans on real estate (net of allowance for credit losses of $0 and $0)	69	17
Policy loans	262	244
Other equity investments	18	19
Other invested assets	252	47
Total investments	8,356	2,545
Cash and cash equivalents	1,026	294
Deferred policy acquisition costs	1,079	760
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	979	1,051
Funds withheld receivable	10,550	—
Reinsurance deposit assets	12,682	—
Current and deferred income taxes	131	76
Purchased market risk benefits	9	13
Other assets	234	101
Assets for market risk benefits	24	12
Separate Accounts assets	4,791	3,374
Total Assets	$39,861	$8,226

LIABILITIES
Policyholders’ account balances	$23,256	$3,751
Liability for market risk benefits	6,731	15
Future policy benefits and other policyholders' liabilities	1,352	669
Amounts due to reinsurers	104	112
Other liabilities	2,137	73
Separate Accounts liabilities	4,791	3,374
Total Liabilities	$38,371	$7,994
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,882	831
Retained earnings (accumulated deficit)	373	(220)
Accumulated other comprehensive income (loss)	(768)	(382)
Total Equity	1,490	232
Total Liabilities and Equity	$39,861	$8,226
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$410	$57	$882	$169
Premiums	152	54	333	163
Net derivative gains (losses)	(340)	(12)	(1,034)	(23)
Net investment income (loss)	99	22	184	63
Investment gains (losses), net	—	—	(5)	(3)
Investment management and service fees	143	5	253	16
Other income	38	2	82	3
Total revenues	502	128	695	388

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	244	60	658	216
Remeasurement of liability for future policy benefits	10	(1)	10	(2)
Change in market risk benefits and purchased market risk benefits	(980)	(5)	(1,842)	(9)
Interest credited to policyholders’ account balances	231	25	439	67
Compensation and benefits	17	9	45	29
Commissions	100	20	221	62
Amortization of deferred policy acquisition costs	20	10	48	30
Other operating costs and expenses	210	24	455	68
Total benefits and other deductions	(148)	142	34	461
Income (loss) from continuing operations, before income taxes	650	(14)	661	(73)
Income tax (expense) benefit	(134)	5	(68)	19
Net income (loss)	$516	$(9)	$593	$(54)

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$516	$(9)	$593	$(54)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(154)	(115)	(130)	(439)
Change in market risk benefits - instrument-specific credit risk	(280)	(1)	(268)	7
Change in liability for future policy benefits - current discount rate	11	—	12	—
Other comprehensive income (loss), net of income taxes	(423)	(116)	(386)	(432)
Comprehensive income (loss)	$93	$(125)	$207	$(486)
_____________
(1)See Note 12 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$1,882	$(143)	$(345)	$1,397
Net income (loss)	—	—	516	—	516
Other comprehensive income (loss)	—	—	—	(423)	(423)
Balance, September 30, 2023	$3	$1,882	$373	$(768)	$1,490

Balance, beginning of period	$3	$682	$(179)	$(218)	$288
Contribution from parent	—	100	—	—	100
Net income (loss)	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	(116)	(116)
Other	—	1	—	—	1
Balance, September 30, 2022	$3	$783	$(188)	$(334)	$264

	Nine Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$831	$(220)	$(382)	$232
Contribution from parent	—	1,050	—	—	1,050
Net income (loss)	—	—	593	—	593
Other comprehensive income (loss)	—	—	—	(386)	(386)
Other	—	1	—	—	1
Balance, September 30, 2023	$3	$1,882	$373	$(768)	$1,490

Balance, beginning of period	$3	$680	$(134)	$98	$647
Contribution from parent	—	100	—	—	100
Net income (loss)	—	—	(54)	—	(54)
Other comprehensive income (loss)	—	—	—	(432)	(432)
Other	—	3	—	—	3
Balance, September 30, 2022	$3	$783	$(188)	$(334)	$264

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$593	$(54)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	439	67
Policy charges and fee income	(882)	(169)
Net derivative (gains) losses	1,034	23
Investment (gains) losses, net	5	3
Realized and unrealized (gains) losses on trading securities	1	—
Non-cash long-term incentive compensation expense	2	3
Amortization and depreciation	195	46
Remeasurement of liability for future policy benefits	10	(2)
Change in market risk benefits	(1,842)	(9)
Changes in:
Reinsurance recoverable	47	(37)
Funds withheld receivable	(87)	—
Capitalization of deferred policy acquisition costs	(367)	(84)
Future policy benefits	264	10
Current and deferred income taxes (1)	68	(19)
Other, net	972	61
Net cash provided by (used in) operating activities	$452	$(161)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$486	$132
Trading account securities	(1)	—
Short-term investments	(2)	—
Other	100	1
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(6,152)	(376)
Mortgage loans on real estate	(52)	—
Other	(99)	(2)
Cash settlements related to derivative instruments, net	(553)	(123)
Other, net	(17)	(11)
Net cash provided by (used in) investing activities	$(6,290)	$(379)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,952	$540
Withdrawals	(745)	(72)
Transfer (to) from Separate Accounts	258	(136)
Payments of market risk benefits	(360)	(1)
Change in collateralized pledged assets	(27)	—
Change in collateralized pledged liabilities	415	(3)
Cash contribution from parent company	1,050	100
Changes in securities lending payable	27	—
Other, net	—	15
Net cash provided by (used in) financing activities	$6,570	$443

Change in cash and cash equivalents	732	(97)
Cash and cash equivalents, beginning of period	294	127
Cash and cash equivalents, end of period	$1,026	$30

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)
_______________
(1)    The nine months ended September 30, 2023 includes a release of $69 million deferred tax valuation allowance. See Note 10 of the Notes to these Consolidated Financial Statements.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited)

1)    ORGANIZATION
Equitable Financial Life Insurance Company of America’s (collectively with its consolidated subsidiary, “Equitable America” or “the Company”) primary business is providing variable annuity, life insurance and employee benefit products to both individuals and businesses. The Company is an indirect, wholly-owned subsidiary of Equitable Holdings, Inc. (“Holdings”). Equitable America is a stock life insurance company organized under the laws of Arizona.
Equitable Financial Investment Management America, LLC (“EFIMA”) is a subsidiary of Equitable America and is a wholly-owned indirect subsidiary of Holdings.
Internal Reinsurance Treaty
On May 17, 2023, Equitable America entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable Financial Life Insurance Company, a New York domiciled life insurance company (“Equitable Financial”), effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained general account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022 were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
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
2)    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Recast 2022 Annual Report. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
The terms “third quarter 2023” and “third quarter 2022” refer to the three months ended September 30, 2023 and 2022, respectively. The terms “first nine months of 2023” and “first nine months of 2022” refer to the nine months ended September 30, 2023 and 2022, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Transition impact of ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The Company has not retrospectively adjusted its consolidated financial statements for the year ended December 31, 2020 to reflect the adoption of ASU 2018-12, consistent with the Division of Corporation Finance’s Financial Reporting Manual Section 11410.1.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
_____________
(1)Unearned revenue liability included within liability for future policy benefits financial statement line item in the consolidated balance sheets. Sales inducement assets are included in other assets in the consolidated balance sheets.
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
Contracts are measured on a grouped basis utilizing cohorts consistent with those used in the calculation of future policy benefit reserves. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the contract. For life insurance products, DAC is amortized in proportion to the face amount in force. For annuity products, DAC is amortized in proportion to policy counts. The constant level basis used for amortization determines the current period amortization considering both the current period’s actual experience and future projections. The amortization pattern is revised quarterly on a prospective basis. Amortization of DAC is included in amortization of DAC, part of total benefits and other deductions.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The reinsurance agreement between the Company and Equitable Financial written on a funds withheld and modified coinsurance basis contains embedded derivatives. We determined that the obligation to receive the total return on the assets funds withheld receivable represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld receivable on the consolidated balance sheets for assumed agreement. The change in the fair value of the embedded derivatives is recorded in net derivatives gains (losses) on the consolidated statements of income. Assumed earnings from the funds withheld receivable and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from funds withheld receivable are reported in operating activities on the consolidated statements of cash flows.
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
Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the consolidated balance sheets, if a right of offset exists within the reinsurance agreement. As a result, we have netted the receivable and payable related to modified coinsurance agreements. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The reinsurance agreement between the Company and Equitable Financial written on a modified coinsurance basis contains embedded derivatives. We determined that the obligation to pay the total return on the assets the modified coinsurance represents a total return swap with a floating rate leg. The fair value of embedded derivatives on the modified coinsurance agreement is computed as the unrealized gain (loss) and current period income on the underlying assets included within policyholder account balances on the consolidated balance sheets for the assumed agreement. The change in the fair value of the embedded derivatives is recorded in net derivative gains (losses) on the consolidated statements of income. Assumed earnings from the modified coinsurance and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from the policyholder account balances are reported in financing activities on the consolidated statements of cash flows.
Future Policy Benefits and Other Policyholders’ Liabilities
For traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 4.5% for life insurance liabilities and a range of 4.5% to 5.5% for retained annuity liabilities.
For traditional life insurance policies and limited pay contracts, contracts are grouped into cohorts by contract type and issue year. Quarterly, the Company updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in other comprehensive income within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in other comprehensive income. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. single A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the consolidated statements of income (loss), remeasurement of liability for future policy benefits, part of total benefits and other deductions. On the consolidated balance sheets, the DPL is recorded in the liability for future policy benefits.
Additional liabilities for contract or contract features that provide for additional benefits in addition to the account balance but are not market risk benefits or embedded derivatives (“additional insurance liabilities”) are established by estimating the expected value of death or other insurance benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, and mortality experience. There can be no assurance that actual experience will be consistent with management’s estimates. Assumptions are reviewed annually and updated with the remeasurement gain or loss reflected in total benefit expense.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB asset and MRB liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to a change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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
Features in ceded reinsurance contracts that meet the definition of MRBs are accounted for at fair value. The fees used to determine the fair value of the reinsured market risk benefit are those defined in the reinsurance contract. The expected periodic future premiums would represent cash outflows and the expected future benefits would represent cash inflows in the fair value calculation. On the ceded side, the purchased MRB is measured considering the counterparty credit risk of the reinsurer, while the direct contract liabilities are measured considering the instrument-specific credit risk of the insurer. As a result of the difference in the treatment of the counterparty credit risk, the fair value of the direct and ceded contracts may be different even if the contractual fees and benefits are the same. Changes in instrument-specific credit risk of the Company is included in the fair value of its market risk benefit, whether in an asset or liability position, and whether related to an issued or purchased MRB, is recognized in OCI. The counterparty credit risk of the reinsurer is recorded in the consolidated statements of income (loss).
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of MRB, liabilities for future policyholder benefits and Additional Liability Update.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgement informed by actual experience of how policy holders are expected to use these policies in the future
LFPB Update
The significant assumptions for the LFPB balances include mortality and lapses for our Traditional life business. The primary assumption for the payout block of business is mortality.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern, interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes in the nine months ended September 30, 2023 increased remeasurement of liability for future policy benefits by $1 million, decreased policyholders’ benefits by $1 million, decreased market risk benefits and purchased market risk benefits by $8 million, and decreased other operating costs and expenses by $42 million. This resulted in an increase in income (loss) from operations, before income taxes of $50 million and an increase to net income (loss) by $40 million.
The net impact of assumption changes in the three and nine months ended September 30, 2022 increased remeasurement of liability for future policy benefits by $1 million, decreased policyholders’ benefits by $11 million, and decreased amortization of DAC by $1 million. This resulted in an increase in income (loss) from operations, before income taxes of $11 million and an increase to net income (loss) by $9 million.
Model Changes
There were no material model changes in the first nine months of 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2023 and December 31, 2022 was $68 million and $23 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2023:
Fixed Maturities:
Corporate (1)	$5,348	$—	$1	$515	$4,834
U.S. Treasury, government and agency	21	—	—	1	20
States and political subdivisions	51	—	—	11	40
Foreign governments	30	—	—	1	29
Residential mortgage-backed	770	—	—	18	752
Asset-backed (2)	1,808	—	2	12	1,798
Commercial mortgage-backed	303	—	—	21	282
Total at September 30, 2023	$8,331	$—	$3	$579	$7,755

December 31, 2022:
Fixed Maturities:
Corporate (1)	$2,417	$—	$—	$359	$2,058
U.S. Treasury, government and agency	14	—	—	—	14
States and political subdivisions	43	—	—	9	34
Residential mortgage-backed	8	—	—	2	6
Asset-backed (2)	43	—	—	2	41
Commercial mortgage-backed	81	—	—	16	65
Total at December 31, 2022	$2,606	$—	$—	$388	$2,218
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2023:
Contractual maturities:
Due in one year or less	$148	$147
Due in years two through five	1,163	1,122
Due in years six through ten	2,961	2,751
Due after ten years	1,178	903
Subtotal	5,450	4,923
Residential mortgage-backed	770	752
Asset-backed	1,808	1,798
Commercial mortgage-backed	303	282
Total at September 30, 2023	$8,331	$7,755

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Proceeds from sales	$183	$—	$233	$62
Gross gains on sales	$—	$—	$—	$—
Gross losses on sales	$—	$—	$(5)	$4

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$—	$—	$—	$—

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Balance, beginning of period	$—	$—	$—	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—	—	(2)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	—	—
Additional credit losses this period on securities previously impaired	—	—	—	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance, end of period	$—	$—	$—	$—
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(376)	$7	$159	$(210)
Net investment gains (losses) arising during the period	(200)	—	—	(200)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	5	40	45
Net unrealized investment gains (losses) excluding credit losses	(576)	12	199	(365)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(576)	$12	$199	$(365)

	Three Months Ended September 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(293)	$6	$60	$(227)
Net investment gains (losses) arising during the period	(146)	—	—	(146)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	3	30	33
Net unrealized investment gains (losses) excluding credit losses	(439)	9	90	(340)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(439)	$9	$90	$(340)

	Nine Months Ended September 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(388)	$8	$161	$(219)
Net investment gains (losses) arising during the period	(193)	—	—	(193)
Reclassification adjustment:
Included in net income (loss)	5	—	—	5
Excluded from net income (loss)	—	—	—	—
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	4	38	42
Net unrealized investment gains (losses) excluding credit losses	(576)	12	199	(365)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(576)	$12	$199	$(365)

	Nine Months Ended September 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$128	$(3)	$(26)	$99
Net investment gains (losses) arising during the period	(570)	—	—	(570)
Reclassification adjustment:
Included in net income (loss)	3	—	—	3
Impact of net unrealized investment gains (losses)	—	12	116	128
Net unrealized investment gains (losses) excluding credit losses	(439)	9	90	(340)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(439)	$9	$90	$(340)

The following tables disclose the fair values and gross unrealized losses of the 1,423 issues as of September 30, 2023 and the 845 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2023:
Fixed Maturities:
Corporate	$2,866	$115	$1,776	$400	$4,642	$515
U.S. Treasury, government and agency	6	—	14	1	20	1
States and political subdivisions	10	—	30	11	40	11
Foreign governments	29	1	—	—	29	1
Residential mortgage-backed	747	15	5	3	752	18
Asset-backed	1,282	11	28	1	1,310	12
Commercial mortgage-backed	170	4	58	17	228	21
Total at September 30, 2023	$5,110	$146	$1,911	$433	$7,021	$579

December 31, 2022:
Fixed Maturities:
Corporate	$1,446	$159	$590	$200	$2,036	$359
States and political subdivisions	19	4	13	5	32	9
Residential mortgage-backed	2	—	4	2	6	2
Asset-backed	35	1	6	1	41	2
Commercial mortgage-backed	5	1	60	15	65	16
Total at December 31, 2022	$1,507	$165	$673	$223	$2,180	$388

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2023 and December 31, 2022 were $51 million and $24 million, respectively, representing 3.5% and 10.3% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2023 and December 31, 2022, respectively, approximately $92 million and $4 million, or 1.1% and 0.2%, of the $8.3 billion and $2.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $2 million and $0 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, respectively, the $433 million and $223 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either September 30, 2023 or December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2023, the estimated fair value of loaned securities was $27 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2023, cash collateral received in the amount of $27 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the three and nine months ended September 30, 2023.
Mortgage Loans on Real Estate
The Company held three commercial mortgage loans with a carrying value of $69 million at September 30, 2023 and two commercial mortgage loans with a carrying value of $17 million at December 31, 2022. The loans were issued for apartment complex properties located in the South-Atlantic and Mid-Atlantic regions. The loans were current as of September 30, 2023 and December 31, 2022 with LTV ratios between 0%-70% and DSC ratios of 1.4x or greater.
Accrued interest receivable was $0 million as of September 30, 2023 and December 31, 2022 and no accrued interest was written off for the three and nine months ended September 30, 2023 and 2022. The allowance for credit losses was $0 million as of September 30, 2023 and December 31, 2022, with a change of $0 million for the three and nine months ended September 30, 2023 and 2022.
As of September 30, 2023 and December 31, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$(1)	$(1)	$(4)
Net investment gains (losses) recognized on securities sold during the period	—	—	—	—
Unrealized and realized gains (losses) on equity securities	$—	$(1)	$(1)	$(4)

Trading Securities
As of September 30, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $1 million and $1 million. As of September 30, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$—	$(1)	$—
Net investment gains (losses) recognized on securities sold during the period	—	—	—	—
Unrealized and realized gains (losses) on trading securities	(1)	—	(1)	—
Interest and dividend income from trading securities	—	—	—	—
Net investment income (loss) from trading securities	$(1)	$—	$(1)	$—
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$90	$23	$167	$66
Mortgage loans on real estate	—	—	—	—
Policy loans	1	1	3	3
Other equity investments	—	—	—	(3)
Trading securities	(1)	—	(1)	—
Other investment income	10	—	19	—
Gross investment income (loss)	100	24	188	66
Investment expenses	(1)	(2)	(4)	(3)
Net investment income (loss)	$99	$22	$184	$63

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$—	$—	$(5)	$(3)
Mortgage loans on real estate	—	—	—	—
Other equity investments (1)	—	—	—	—
Investment gains (losses), net	$—	$—	$(5)	$(3)
_____________
(1)    Investment gains (losses), net of Other equity investments includes Real Estate Held for production.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Derivatives Utilized to Hedge Crediting Rate Exposure on SCS, SIO, MSO and IUL Products/Investment Options
The Company hedges crediting rates in the SCS variable annuity, SIO in the EQUI-VEST variable annuity series, MSO in the variable life insurance products and IUL insurance products. These products permit the contract owner to participate in the performance of an index, ETF or commodity price movement up to a cap for a set period of time. They also contain a protection feature, in which the Company will absorb, up to a certain percentage, the loss of value in an index, ETF or commodity price, which varies by product segment.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	September 30, 2023				December 31, 2022
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$1,967	$—	$—	$—	$394	$—	$—	$—
Options	3,102	806	285	521	209	34	16	18
Interest rate contracts:
Futures	405	—	—	—	282	—	—	—
Other contracts:
Margin	—	119	—	119	—	29	—	29
Collateral	—	—	508	(508)	—	—	3	(3)
Total:	5,474	925	793	132	885	63	19	44

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	6,474	(6,474)	—	—	87	(87)
Funds withheld receivable (3)	—	(567)	—	(567)	—	—	—	—
Modco receivable (2)	—	—	823	(823)	—	—	—	—
Total embedded derivatives	—	(567)	7,297	(7,864)	—	—	87	(87)
Total derivative instruments	$5,474	$358	$8,090	$(7,732)	$885	$63	$106	$(43)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld receivable in the consolidated balance sheets.
The following table presents the effects of derivative instruments on the consolidated statements of income (loss) and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Net Derivatives Gains (Losses)
	(in millions)
Derivatives:
Equity contracts:
Futures	$(75)	$(11)	$23	$(85)
Options	(70)	(1)	41	(4)
Interest rate contracts:
Futures	(47)	(16)	(51)	(40)
Total:	(192)	(28)	13	(129)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Net Derivatives Gains (Losses)
	(in millions)
Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	903	16	(1,326)	106
Funds withheld receivable	48	—	(551)	—
Modco receivable	(1,099)	—	830	—
Total Embedded Derivatives	(148)	16	(1,047)	106

Total Derivatives instruments (1)	$(340)	$(12)	$(1,034)	(23)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of September 30, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of September 30, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $103 million and $22 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $16 million and $10 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2023 and December 31, 2022, respectively, the Company held $508 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of September 30, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of September 30, 2023 and December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$925	$793	$132	$(90)	$42
Secured lending	27	—	27	—	27
Other financial assets	93	—	93	—	93
Other invested assets	$1,045	$793	$252	$(90)	$162

Liabilities:
Derivative liabilities	$794	$793	$1	$—	$1
Secured lending	27	—	27	—	27
Other financial liabilities	2,109	—	2,109	—	2,109
Other liabilities	$2,930	$793	$2,137	$—	$2,137
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$63	$18	$45	$—	$45
Other financial assets	2	—	2	—	2
Other invested assets	$65	$18	$47	$—	$47

Liabilities:
Derivative liabilities	$19	$18	$1	$—	$1
Other financial liabilities	72	—	72	—	72
Other liabilities	$91	$18	$73	$—	$73
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2023
	VUL (1)	IUL (2)	GMxB Core	IE (3)	SCS	Total
	(in millions)
Balance, beginning of period	$410	$296	$40	$1	$13	$760
Capitalization	51	11	61	16	207	346
Amortization (4)	(17)	(13)	(4)	(1)	(12)	(47)
Balance, end of period	$444	$294	$97	$16	$208	$1,059
______________
(1)“VUL” defined as Variable Universal Life.
(2)“IUL” defined as Indexed Universal Life.
(3)“IE” defined as Investment Edge.
(4)DAC amortization of $1 million related to Other not reflected in table above.

	Nine Months Ended September 30, 2022
	VUL (1)	IUL (2)	GMxB Core	Total
	(in millions)
Balance, beginning of period	$361	$297	$14	$672
Capitalization	53	13	18	84
Amortization	(15)	(14)	(1)	(30)
Balance, end of period	$399	$296	$31	$726
______________
(1)    “VUL” defined as Variable Universal Life.
(2)    “IUL” defined as Indexed Universal Life.
Changes in the Unearned Revenue Liability were as follows:

	Nine Months Ended September 30,
	2023		2022
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of period	$159	$157	$118	$94
Capitalization	41	49	36	54
Amortization	(8)	(8)	(6)	(6)
Balance, end of period	$192	$198	$148	$142
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
VUL	$444	$410
IUL	294	296
GMxB Core	97	40
Investment Edge	16	1
SCS	208	13
Other	20	—
Total	$1,079	$760

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Annually, or as circumstances warrant, we review the associated decrements assumptions (i.e. mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the Unearned Revenue Liability and Sales Inducement Asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued are also considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of September 30, 2023 and December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of September 30, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$4,740	$94	$4,834
U.S. Treasury, government and agency	—	20	—	20
States and political subdivisions	—	40	—	40
Foreign governments	—	29	—	29
Residential mortgage-backed	—	713	39	752
Asset-backed (2)	—	1,798	—	1,798
Commercial mortgage-backed	—	271	11	282
Total fixed maturities, AFS	—	7,611	144	7,755
Other equity investments	—	18	—	18
Other invested assets:
Options	—	521	—	521
Total other invested assets	—	521	—	521
Cash equivalents	772	—	—	772
Funds withheld receivable (3) (5)	—	—	(567)	(567)
Purchased market risk benefits	—	—	9	9
Assets for market risk benefits	—	—	24	24
Separate Accounts assets (4)	4,784	7	—	4,791
Total Assets	$5,556	$8,157	$(390)	$13,323

Liabilities:
Policyholders’ account balances:
SCS, MSO and IUL indexed features’ liability	—	6,474	—	6,474
Modco receivable (5)	—	—	823	823
Liabilities for market risk benefits	—	—	6,731	6,731
Total Liabilities	$—	$6,474	$7,554	$14,028
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(3)As discussed in Note 2, the funds withheld receivable was created through a funds withheld and modified coinsurance agreement where the investments supporting the reinsurance agreement are withheld by and continue to reside on Equitable Financial’s consolidated balance sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Equitable Financial, which are primarily available for sale securities.
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
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Policyholders’ account balances:
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
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Freestanding Derivative Positions
The net fair value of the Company’s freestanding derivative positions as disclosed in Note 4 of the Notes to these Consolidated Financial Statements are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves, including overnight index swap curves, and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.
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
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The GMWB feature allows the policyholder to withdraw at a minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company also issues certain benefits on its variable annuity products that are accounted for as market risk benefits carried at fair value and are also considered Level 3. See Note 8 of the Notes to these Consolidated Financial Statements for further description of our market risk benefits fair value.
The funds withheld embedded derivative receivable is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract as collateral and requires certain unobservable inputs. The funds withheld embedded derivative are considered Level 3 in the fair value hierarchy.
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2023, there were $10 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.7% of total consolidated equity as of September 30, 2023.
During the nine months ended September 30, 2022, there were $5 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 1.9% of total consolidated equity as of September 30, 2022.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 8 of the Notes to these Consolidated Financial Statements.
Level 3 Instruments - Fair Value Measurements

	Three Months Ended September 30, 2023
	Corporate	CMBS	RMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$61	$—	$—	$(136)	$166
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	(1)	—	(1)	—	—
Purchases	42	11	40	—	—
Sales	(8)	—	—	—	—
Change in fair value of funds withheld assets	—	—	—	(431)	657
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$94	$11	$39	$(567)	$823
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—	$(1)	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Three Months Ended September 30, 2022
	Corporate	CMBS	RMBS	Funds Withheld Receivable	Modco Receivable

Balance, beginning of period	$16	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	1	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$17	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2023
	Corporate	CMBS	RMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$18	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	(1)	—	(1)	—	—
Purchases	95	11	40	—	—
Sales	(8)	—	—	—	—
Change in fair value of funds withheld assets	—	—	—	(567)	823
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	—	—
Balance, end of period	$94	$11	$39	$(567)	$823
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—	$(1)	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2022
	Corporate	CMBS	RMBS	Funds Withheld Receivable	Modco Receivable

Balance, beginning of period	$11	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	(1)	—	—	—	—
Purchases	13	—	—	—	—
Sales	(1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(5)	—	—	—	—
Balance, end of period	$17	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:(4)
Investments:
Fixed maturities, AFS:
Corporate	$41	Matrix pricing model	Spread over benchmark	95 bps - 245 bps	131 bps
Purchased MRB asset (1)	9	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3)	$6,707	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	33 bps - 151 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	33 bps 3.99% 0.70% 3.00% 2.60% (same for all ages) (same for all ages)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
______________
(1)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. GMIB utilization rates were developed as a function of the GMIB benefit base.
(2)MRB assets are shown net of MRB liabilities. Net amount is made up of [$24 million] of MRB assets and [$6,731 million] of MRB liabilities.
(3)Includes Core products.
(4)Funds withheld and modco receivable that contain embedded derivatives held at fair value are excluded from the tables above. The funds withheld receivable embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation.
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
______________
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
Excluded from the tables above as of September 30, 2023 and December 31, 2022, respectively, are approximately $103 million and $14 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements were as follows.
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2023:
Mortgage loans on real estate	$69	$—	$—	$65	$65
Policy loans	$262	$—	$—	$259	$259
Funds withheld receivable	$11,116	$—	$—	$11,116	$11,116
Modco receivable	$29,053	$—	$—	$29,053	$29,053
Policyholders’ liabilities: Investment contracts	$113	$—	$—	$102	$102
Separate Accounts liabilities	$297	$—	$—	$297	$297

December 31, 2022:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$244	$—	$—	$248	$248
Funds withheld receivable	$—	$—	$—	$—	$—
Modco receivable	$—	$—	$—	$—	$—
Policyholders’ liabilities: Investment contracts	$115	$—	$—	$106	$106
Separate Accounts liabilities	$—	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts.
The payout annuities result from annuitization of current contracts. Inflows are the liquidation of the account values not premiums:

	Nine Months Ended September 30,
	Payout-Legacy
	2023	2022
	(Dollars in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$—	$—
Beginning balance of original discount rate	—	—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning of period balance	—	—
Issuances	232	—
Interest accrual	—	—
Benefits payments	—	—
Ending balance at original discount rate	232	—
Effect of changes in discount rate assumptions	(10)	—
Balance, end of period	$222	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Net liability for future policy benefits	$222	$—
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$222	$—

Weighted-average duration of liability for future policyholder benefits (years)	7.7	—
The following tables reconcile the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

September 30, 2023
(in millions)
Reconciliation
Payout - Legacy	$222
UL (1)	325
Other (2)	323
Subtotal	870
Other policy funds (3)	482
Grand total	$1,352
______________
(1)Represents the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.
(3)Includes $392 million of URL of which $390 million is covered in Note 5 of the Notes to these Consolidated Financial Statements.

December 31, 2022
(in millions)
Reconciliation
Universal Life (1)	$58
Other (2)	220
Future policyholder benefits, total	278
Other policyholder liabilities	391
Total	$669
______________
(1)Represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Internal Reinsurance Transaction described further in Note 1 of the Notes to these Consolidated Financial Statements, these are no longer material and are not disclosed separately.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2023	December 31, 2022
	(in millions)
Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	$353	$—
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	220	—
Expected future gross premiums (discounted)	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities :

	Nine Months Ended September 30,
	2023	2022	2023	2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Payout - Legacy (1)	$60	$—	$3	$—
Total	$60	$—	$3	$—
______________
(1)Gross premium reflected is the liquidation of Account Value at time of annuitization.
The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2023	December 31, 2022
Weighted Average Interest Rate
Payout-Legacy
Interest accretion rate	5.2%	—%
Current discount rate	5.8%	—%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine Months Ended September 30,
	2023	2022
	UL (1)	Universal Life (2)
	(Dollars in millions)
Balance, beginning of period	$—	$57
Beginning balance before AOCI adjustments	—	55
Effect of changes in interest rate and cash flow assumptions and model changes	(5)	1
Effect of actual variances from expected experience	6	(3)
Adjusted beginning of period balance	1	53
Issuances (3)	322	—
Interest accrual	3	2
Net assessments collected	1	7
Benefit payments	(2)	—
Ending balance before shadow reserve adjustments	325	62
Effect of shadow reserve adjustment	—	(9)
Balance, end of period	$325	$53

Net liability for additional liability	$325	$53
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$325	$53

Weighted-average duration of additional liability - death benefit (years)	17.2	33.7
______________
(1)The 2023 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)The 2022 additional insurance liabilities represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Reinsurance Treaty described further in Note 1 of the Notes to these Consolidated Financial Statements, these are no longer material and are not disclosed separately.
(3)Issuances represent the UL SOP NLG business assumed from Equitable Financial on April 1, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30, 2023
	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL (1)	$395	$7
Total	$395	$7
_____________
(1)The 2023 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.

	Nine Months Ended September 30, 2022
	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
Universal Life	$13	$2
Total	$13	$2
______________
(1)The 2022 additional insurance liabilities represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Reinsurance Treaty described further in Note 1 of the Notes to these Consolidated Financial Statements, these are no longer material and are not disclosed separately.

	Nine Months Ended September 30,
	2023	2022
	Universal Life
Weighted Average Interest Rate
Interest accretion rate	4.5%	5.5%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$1,047	$6,237	$(10)	$—
Balance BOP before changes in the instrument specific credit risk	1,056	6,243	(2)	—
Model changes and effect of changes in cash flow assumptions	54	(44)	—	—
Actual market movement effect	206	287	5	—
Interest accrual	12	77	—	—
Attributed fees accrued (1)	90	87	1	—
Benefit payments	(11)	(127)	—	—
Actual policyholder behavior different from expected behavior	7	(5)	1	—
Changes in future economic assumptions	(512)	(1,094)	(9)	—
Issuances (2)	—	—	—	—
Balance EOP before changes in the instrument-specific credit risk	902	5,424	(4)	—
Changes in the instrument-specific credit risk (3)	123	213	(7)	—
Balance, end of period	$1,025	$5,637	$(11)	$—

Weighted-average age of policyholders (years)	64.5	73.6	60.5	—
Net amount at risk	$3,487	$10,957	$17	$—
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable Financial. See Note 1 of the Notes to these Consolidated Financial Statements.
(3)Changes are recorded in OCI.

	Nine Months Ended September 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(9)	$—	$—	$—
Balance BOP before changes in the instrument specific credit risk	(8)	—	1	—
Model changes and effect of changes in cash flow assumptions	54	(44)	—	—
Actual market movement effect	93	23	19	—
Interest accrual	21	145	—	—
Attributed fees accrued (1)	192	182	2	—
Benefit payments	(23)	(280)	—	—
Actual policyholder behavior different from expected behavior	15	(9)	3	—
Changes in future economic assumptions	(734)	(1,458)	(28)	—
Issuances (2)	1,292	6,865	(1)	—
Balance EOP before changes in the instrument-specific credit risk	902	5,424	(4)	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Changes in the instrument-specific credit risk (3)	123	213	(7)	—
Balance, end of period	$1,025	$5,637	$(11)	$—

Weighted-average age of policyholders (years)	64.5	73.6	60.5	—
Net amount at risk	$3,487	$10,957	$17	$—
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable Financial. See Note 1 of the Notes to these Consolidated Financial Statements.
(3)Changes are recorded in OCI.
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	September 30, 2023					December 31, 2022
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(23)	$1,048	$1,025	$—	$1,025	$(12)	$3	$(9)	$—	$(9)
GMxB Legacy	—	5,637	5,637	—	5,637	—	—	—	—	—
Other (1)	(1)	46	45	(9)	36	—	12	12	(13)	(1)
Total	$(24)	$6,731	$6,707	$(9)	$6,698	$(12)	$15	$3	$(13)	$(10)
______________
(1)Other, for September 30, 2023, primarily reflects EQUI-VEST Individual. Other, for December 31, 2022, primarily reflects Protective Life Reinsured business.

9)    POLICYHOLDER ACCOUNT BALANCES
The following tables summarize the balances and changes in policyholders’ account balances:

	Nine Months Ended September 30, 2023
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$—	$1,962	$—	$—	242
Issuances (2)	1,208	349	2,213	6,817	31,189
Premiums received	241	180	5	173	—
Policy charges	(254)	(143)	—	(2)	(5)
Surrenders and withdrawals	(9)	(46)	(144)	(451)	(1,203)
Benefit payments	(12)	(8)	(16)	(12)	(120)
Net transfers from (to) separate account	—	—	(17)	79	4,946
Interest credited (3)	18	92	31	93	1,474
Balance, end of period	$1,192	$2,386	$2,072	$6,697	$36,523

Weighted-average crediting rate	3.42%	2.39%	2.88%	2.31%	—%
Net amount at risk (4)	$16,308	$19,322	$115	$38	$30
Cash surrender value	$1,039	$1,825	$2,067	$6,650	$33,064
______________
(1)SCS sales are recorded in a Separate Account holding account until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate.
(2)Issuances are related to the Reinsurance Treaty with Equitable Financial. See Note 1 of the Notes to these Consolidated Financial Statements.
(3)SCS includes amounts related to the change in embedded derivative.
(4)For life insurance products, the net amount at risk is death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2022
	IUL	VUL	GMxB Core	Reinsured (2)
	(Dollars in millions)
Balance, beginning of period	$1,973	$614	$13	$866
Issuances	—	—	—	—
Premiums received	185	13	56	40
Policy charges	(133)	(26)	(2)	(24)
Surrenders and withdrawals	(24)	—	(1)	(90)
Benefit payments	(6)	(4)	—	(17)
Net transfers from (to) separate account	—	37	(43)	36
Interest credited (3)	(50)	11	1	28
Other	—	—	—	1
Balance, end of period	$1,945	$645	$24	$840

Weighted-average crediting rate	2.18%	3.35%	1.00%	4.37%
Net amount at risk (4)	$18,184	$29,540	$17	$4,212
Cash surrender value	$1,484	$521	$25	$839
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
The following tables reconcile the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

September 30, 2023
(in millions)
Policyholders’ account balance reconciliation
UL	$1,192
IUL	2,386
EI	2,072
EG	6,697
SCS	36,523
Other (1)	(25,614)
Total	$23,256
______________
(1)Includes $(28.2) billion of assumed fair value of the modco reinsurance with Equitable Financial.

December 31, 2022
(in millions)
Policyholders’ account balance reconciliation
IUL	$1,962
VUL	655
GMxB Core	27
IE	7
SCS	242
Reinsured	819
Other	39
Total	$3,751

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

September 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	60	5	414	215	694
	Greater than 2.50%	—	499	—	—	499
	Total	$60	$504	$414	$215	$1,193

Indexed Universal Life	0.00% - 1.50%	—	—	—	—	—
	1.51% - 2.50%	1,120	372	821	—	2,313
	Greater than 2.50%	—	—	—	—	—
	Total	$1,120	$372	$821	$—	$2,313

EQUI-VEST Individual	0.00% - 1.50%	$50	$212	$—	$—	$262
	1.51% - 2.50%	42	—	—	—	42
	Greater than 2.50%	1,768	—	—	—	1,768
	Total	$1,860	$212	$—	$—	$2,072

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$489	$1,996	$23	$300	$2,808
	1.51% - 2.50%	262	—	—	—	262
	Greater than 2.50%	2,764	—	—	—	2,764
	Total	$3,515	$1,996	$23	$300	$5,834

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,202	666	73	—	1,941
	Greater than 2.50%	—	—	—	—	—
	Total	$1,202	$666	$73	$—	$1,941

Variable Universal Life	0.00% - 1.50%	$18	$30	$2	$—	$50
	1.51% - 2.50%	73	12	—	—	85
	Greater than 2.50%	460	—	2	—	462
	Total	$551	$42	$4	$—	$597

Investment Edge	0.00% - 1.50%	$7	$—	$—	$—	$7
	1.51% - 2.50%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$7	$—	$—	$—	$7

GMxB Core	0.00% - 1.50%	$32	$—	$—	$—	$32
	1.51% - 1.51%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$32	$—	$—	$—	$32

Separate Account - Summary
The following tables present the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2023
	VUL	GMxB Core	IE	Reinsured (2)
	(in millions)
Balance, beginning of period	$1,653	$756	$26	$913
Premiums and deposits	284	790	387	15
Policy charges	(98)	(8)	—	(25)
Surrenders and withdrawals	(36)	(21)	(4)	(49)
Benefit payments	(9)	(4)	—	(4)
Investment performance (1)	117	20	1	—
Net transfers from (to) general account	(32)	110	(245)	103
Other charges	—	—	—	—
Balance, end of period	$1,879	$1,643	$165	$953

Cash surrender value	$1,551	$1,516	$157	N/A
_______________
(1)Investment performance is reflected net of mortality and expense fees.
(2)Reinsured primarily reflects Protective Life reinsured ceded business.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2022
	VUL	GMxB Core	Reinsured (1)
	(in millions)
Balance, beginning of period	$1,832	$315	$1,244
Premiums and deposits	263	361	—
Policy charges	(86)	(3)	(26)
Surrenders and withdrawals	(24)	(7)	—
Benefit payments	(6)	(1)	—
Investment performance (2)	(440)	(107)	(312)
Net transfers from (to) general account	(37)	—	(39)
Other charges	—	—	—
Balance, end of period	$1,502	$558	$867

Cash surrender value	$1,200	$508	N/A
______________
(1)Reinsured primarily reflects Protective Life reinsured ceded business.
(2)Investment performance is reflected net of mortality and expense fees.
The following tables reconcile the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

September 30, 2023
(in millions)
Separate Account Reconciliation
VUL	$1,879
GMxB Core	1,643
IE	165
Reinsured	953
Other	151
Total	$4,791

December 31, 2022
(in millions)
Separate Account Reconciliation
VUL	$1,653
GMxB Core	756
IE	26
Reinsured	913
Other	26
Total	$3,374

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,348	$2,431	$12	$4,791
Total	$2,348	$2,431	$12	$4,791

	December 31, 2022
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,096	$1,265	$13	$3,374
Total	$2,096	$1,265	$13	$3,374

10)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $85 million against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. For the three month ended March 31, 2023, the Company recorded a decrease to the valuation allowance of $16 million in other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income. During the three-months ended March 31, 2023, the Company increased its available future liquidity by increasing borrowing capacity and amending certain counterparty agreements. As a result of these actions, the Company has the ability and intent to hold the underlying securities in its available for sale portfolio to recovery. Based on all available evidence, the Company concluded the deferred tax assets related to unrealized tax capital losses are more-likely-than-not to be realized and that a valuation allowance was not necessary. During the three months ended March 31, 2023, the remaining valuation allowance of $69 million was released and recorded in net income.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
11)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended September 30, 2023.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable Financial, effective for April 1, 2023. See Note 1 and Note 16 of the Notes to these Consolidated Financial Statements for further details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Unrealized gains (losses) on investments	$(445)	$(383)
Market risk benefits - instrument-specific credit risk component	(338)	1
Liability or future policy benefits - current discount rate component	15	—
Accumulated other comprehensive income (loss)	$(768)	$(382)

The components of OCI, net of taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(158)	$(116)	$(137)	$(451)
(Gains) losses reclassified into net income (loss) during the period (1)	—	—	4	3
Net unrealized gains (losses) on investments	(158)	(116)	(133)	(448)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	4	1	3	9
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(43), $(31), $(55) and $(117)).	(154)	(115)	(130)	(439)
Change in LFPB discount rate and MRB credit risk
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(74), $0, $(71) and $2).	(280)	(1)	(268)	7
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $3, $0, $3, and $0)	11	—	12	—
Other comprehensive income (loss)	$(423)	$(116)	$(386)	$(432)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(2) million and $(1) million for the three and nine months ended September 30, 2023, respectively and $(2) million and $(1) million for the three and nine months ended September 30, 2022, respectively.
Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in total investment gains (losses), net on the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
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
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion. The Company had $0 outstanding as of September 30, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2023, these arrangements include commitments by the Company to provide equity financing of $60 million to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

The Company has no outstanding commitments under existing mortgage loans or mortgage loan commitment agreements at September 30, 2023.
14)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2023, the following prescribed practice resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is an increase of approximately $46 million in statutory surplus as of September 30, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
15)    UNPAID CLAIM AND CLAIM EXPENSES
The following summarizes the change in liability for unpaid claims and claim expenses:
Liability for Unpaid Claims and Claim Expenses

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Gross Balance, beginning of period	$110	$78
Less Reinsurance	36	23
Net Balance, beginning of period	74	55

Incurred Claims (net) Related to:
Current Period	178	144
Prior Period	(15)	(6)
Total Incurred	163	138

Paid Claims (net) Related to:
Current Period	113	91
Prior Period	37	30
Total Paid	150	121

Net Balance, end of period	87	72
Add Reinsurance	44	32
Gross Balance, end of period	$131	$104

16)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Direct charges and fee income	$100	$80	$278	$231
Reinsurance assumed - Equitable Financial	340	—	685	—
Reinsurance ceded	(30)	(23)	(81)	(62)
Policy charges and fee income	$410	$57	$882	$169

Direct premiums	$88	$68	$259	$201
Reinsurance assumed - Equitable Financial	78	—	118	—
Reinsurance ceded	(14)	(14)	(44)	(38)
Premiums	$152	$54	$333	$163

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Direct policyholders’ benefits	$119	$93	$328	$284
Reinsurance assumed - Equitable Financial	146	—	410	—
Reinsurance ceded	(21)	(33)	(80)	(68)
Policyholders’ benefits	$244	$60	$658	$216

Direct interest credited to policyholders’ account balances	$85	$35	$159	$112
Reinsurance assumed - Equitable Financial	155	—	306	—
Reinsurance ceded	(9)	(10)	(26)	(45)
Interest credited to policyholders’ account balances	$231	$25	$439	$67
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
Assumed Reinsurance
On May 17, 2023, Equitable America entered into a Reinsurance Treaty with Equitable Financial, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. See Note 1 of the Notes to these Consolidated Financial Statements for further details on the transaction.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable Financial. The following table summarizes the composition of the pool of assets:

	September 30, 2023
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,958	$23,958
Mortgage loans on real estate	8,476	7,171
Policy loans	241	241
Other equity investments	227	227
Other invested assets (1)	6,290	6,290
Total assets supporting funds withheld	$39,192	$37,887
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 contained in the Recast 2022 Annual Report and “Risk Factors” in Part I, Item 1A included in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
The Company adopted ASU 2018-12 for liability for future policy benefits, additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the adoption of LDTI.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Amidst ongoing concerns about inflation and the U.S. Federal Reserve’s tightening monetary policies, the S&P 500, the Dow Jones Industrial Average, and Nasdaq experienced losses during the third quarter, driven primarily by continued interest rate increases by the Federal Reserve. Thirty year mortgage rates hit their highest level since 2000 and the 10-year Treasury yield rose its highest level since 2007. The U.S. economy has weathered higher interest rates well, emboldening the Federal Reserve to tighten monetary policies aggressively. While inflation is trending lower, core inflation remains over 4%, well above the Federal Reserve’s 2% target.
Geopolitical tensions are also contributing to market volatility due to the ongoing military conflict between the Ukraine and Russia and Hamas’s attack on Israel and the ensuing conflict and the sanctions and other measures imposed in response to these conflicts.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which continued to rise during the third quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.

The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” in the 2022 Form 10-K and “Quantitative and Qualitative Disclosures About Market Risk.” in the Recast 2022 Annual Report.
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
For additional information on regulatory developments and the risks we face, see “Business—Regulation” in the 2022 Form 10-K and our Quarterly Reports on Form 10-Q for the months ended March 31, 2023 and June 30, 2023 and “Risk Factors—Legal and Regulatory Risks” in the 2022 Form 10-K.
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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits, market risk benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; and (ii) certain product guarantees reported as market risk benefits at fair value.
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements.
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
2023 Assumption Updates
The impact of the assumption update during 2023 was an increase of $50 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $40 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $50 million consisted of an increase in remeasurement of liability for future policy benefits of $1 million, a decrease in policyholders’ benefits of $1 million, a decrease in change in market risk benefits and purchased market risk benefits of $8 million and a decrease in other operating costs and expenses of $42 million.
2022 Assumption Updates
The impact of the assumption update during 2022 was an increase of $11 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $9 million.

The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $11 million consisted of an increase in remeasurement of liability for future policy benefits of $1 million, a decrease in policyholders’ benefits of $11 million and a decrease in amortization of DAC of $1 million.
Model Changes
There were no material model changes in the first nine months of 2023 and 2022.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$882	$169
Premiums	333	163
Net derivative gains (losses)	(1,034)	(23)
Net investment income (loss)	184	63
Investment gains (losses), net	(5)	(3)
Investment management and service fees	253	16
Other income	82	3
Total revenues	695	388

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	658	216
Remeasurement of liability for future policy benefits	10	(2)
Change in market risk benefits and purchased market risk benefits	(1,842)	(9)
Interest credited to policyholders’ account balances	439	67
Compensation and benefits	45	29
Commissions	221	62
Amortization of deferred policy acquisition costs	48	30
Other operating costs and expenses	455	68
Total benefits and other deductions	34	461
Income (loss) from continuing operations, before income taxes	661	(73)
Income tax (expense) benefit	(68)	19
Net income (loss)	$593	$(54)

The following discussion compares the results for the nine months ended September 30, 2023 to the nine months ended September 30, 2022.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America increased $647 million, to net income of $593 million for the nine months ended September 30, 2023 from a net loss of $54 million for the nine months ended September 30, 2022, primarily driven by the following notable items:
Favorable items included:

•Change in market risk benefits and purchased market risk benefits decreased by $1.8 billion mainly due to the increase in equity markets and interest rate impacts on the assumed MRBs from Equitable Financial as part of the Reinsurance Treaty entered into in the second quarter 2023.
•Fee-type revenue increased by $1.2 billion mainly due to the Reinsurance Treaty entered into in the second quarter 2023 and business growth, primarily driven by an increase in employee benefit premiums, and to a lesser extent from our initiative to begin offering a full suite of variable products to policyholders located outside of New York.
•Net investment income increased by $121 million mainly due to higher asset balances and higher yields.
These were partially offset by the following unfavorable items:
•Net derivative losses increased $1.0 billion mainly due to the Reinsurance Treaty entered into in the second quarter 2023 as equity markets increased compared to a decrease in 2022 resulting in losses associated with indexed annuity products which were offset by net embedded derivative gains related to the funds withheld and modified coinsurance portfolios held at Equitable Financial on behalf of the Company.
•Policyholders’ benefits increased by $442 million mainly due to business assumed as part of the Reinsurance Treaty entered into in the second quarter 2023.
•Compensation, benefits and other operating expenses increased of $403 million mainly due to expense recognition related to the reinsurance deposit assets and expenses related to the assumed business as part of the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $372 million primarily due to business assumed as part of the Reinsurance Treaty entered into in the second quarter 2023.
•Commissions increased by $159 million primarily due to business assumed as part of the Reinsurance Treaty entered into in the second quarter 2023 and an increase in sales related to business growth resulting from our initiative to begin offering a full suite of variable annuity products to policyholders located outside of New York.
•Income tax expense increased $87 million primarily driven by pre-tax income for the nine months ended September 30, 2023 compared to a pre-tax loss for the nine months ended September 30, 2022, partially offset by a release of the valuation allowance of $69 million.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:
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
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the GMxB Core MRBs measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our consolidated financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008–2009 financial crisis as we do not consider those to be reasonably likely events in the near future.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in the Recast 2022 Annual Report.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended September 30, 2023
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

Deferred policy acquisition cost (“DAC”)
Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the consolidated balance sheets as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Dividends Received Deduction (“DRD”)	A tax deduction under U.S. federal income tax law received by a corporation on the dividends it receives from other corporations in which it has an ownership stake.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and deposits and renewal premium and deposits.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

GMxB Core	Retirement Cornerstone and Accumulator sold 2011 and later.

GMxB Legacy	Fixed-rate GMxB business written prior to 2011

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Protective Life & Annuity	Business 100% ceded to Protective in a reinsurance treaty.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Total adjusted capital (“TAC”)	Primarily consists of capital and surplus, and the asset valuation reserve.

Value of business acquired (“VOBA”)	Present value of estimated future gross profits from in-force policies of acquired businesses.
Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/(457(b) markets.

EQUI-VEST Individual (“EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.
Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

Date: November 14, 2023	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2023	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)