Form 10-K
period 2023-12-31
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2024-03-18
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 14, 2024, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.

REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company of America meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company of America (“Equitable America”) and its consolidated subsidiaries. These forward-looking statements include, but are not limited to, statements regarding projections, estimates, forecasts and other financial and performance metrics and projections of market expectations. “We,” “us” and “our” refer to Equitable America, unless the context refers only to Equitable America as a corporate entity. There can be no assurance that future developments affecting Equitable America will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
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

PRODUCTS
We offer a variety of retirement and protection products and services, principally to individuals, small and medium-sized businesses and professional and trade associations. Our product approach is to ensure that design characteristics are attractive to both our customers and our company’s capital approach. We currently focus on products across our business that expose us to less market and customer behavior risk, are more easily hedged and, overall, are less capital intensive than many traditional products. We are licensed to sell our products in 49 states (not including New York), the District of Columbia, Puerto Rico and the U.S. Virgin Islands.
Life Insurance Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We are currently focused on the relatively less capital-intensive asset accumulation segments of the market, with leading offerings in the VUL market.

Our product offerings include permanent life insurance, including VUL and IUL products and term insurance. Our products are distributed through Equitable Advisors and select third-party firms. We benefit from a long-term, stable distribution relationship with Equitable Advisors. The primary source of revenue from our life insurance business is premiums, investment income, asset-based fees (including investment management and 12b-1 fees on our variable life insurance products) and policy charges (expense loads, surrender charges, mortality charges and other policy charges).
Permanent Life Insurance. We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL, and COLI products targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our insurance products include single-life and second-to-die (i.e., survivorship) products.
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
Term Life. Term life provides basic life insurance protection for a specified period of time. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period. Our term products include conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits.
Other Benefits. We offer a portfolio of riders to enable clients to customize their policies. Our long-term care services rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO, referred to above and offered via a policy rider on our variable life products, provides policyholders with the opportunity to manage volatility.
Underwriting and Pricing
Our underwriters consider both the application and information from external sources. This information includes, but is not limited to, the insured’s age and sex, results from medical exams and financial information. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines. We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective.
Life insurance products are priced based upon assumptions including, but not limited to, expected future premium payments, surrender rates, mortality and morbidity rates, investment returns, hedging costs, equity returns, expenses and inflation and capital requirements.
Employee Benefits Products
Our employee benefits business focuses on serving small and medium-sized businesses, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Leveraging our technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider.
Our product offering includes: a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness, Accident and Hospital Indemnity insurance products.
Underwriting and Pricing
Our underwriting guidelines consider the following factors, among others: case size, industry, plan design and employer-specific factors. The application of our underwriting guidelines is continuously monitored through internal underwriting controls and audits to achieve high standards of underwriting and consistency.
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
Variable Annuities
In 2022, we began offering a full suite of variable annuity products, to policyholders located outside of New York. Our individual variable annuity products are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We sell our variable annuity products through Equitable Advisors and a wide network of third-party firms, including banks, broker-dealers and insurance partners.
Current Variable Annuities Offered
We primarily sell three variable annuity products, which include the following current primary product offering:
Structured Capital Strategies (“SCS”). Our SCS is a registered index-linked variable annuity which allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices, or one or more ETFs, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. This variable annuity does not offer GMxB features, other than an optional return of premium death benefit that we introduced on some versions. In 2022, we introduced SCS Income, a new version of SCS offering a GMxB feature. SCS Income is also a registered index-linked annuity that combines lifetime income options with some protection from equity market volatility in equity or other financial markets to which the underlying indices are linked.
Retirement Cornerstone (“RC”). Our Retirement Cornerstone variable annuity offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
Investment Edge. Our investment-only variable annuity is designed to be a wealth accumulation product that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, which is thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options, whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
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
Risk Management
We approach risk management of our products: (i) prospectively, by assessing, and from time to time, modifying our current product offerings to manage our risk and (ii) retrospectively, by implementing actions to reduce our exposure and manage the risks associated with in-force contracts. We use a combination of hedging and reinsurance programs to appropriately manage our risk and for capital management purposes.
The following tables summarize our current uses of hedging and third-party reinsurance in each of the applicable reporting segments.
Hedging

Product Line	Hedging	Purpose
Life Insurance Products	Derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers.	Hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products.

Employee Benefits Products	N/A	N/A
Individual Variable Annuities
Dynamic and static hedging using derivatives contracts, including futures and total return swaps (both equity and fixed income), options and variance swaps, and, to a lesser extent, bond investments and repurchase agreements.
Dynamic hedging (supplemented by static hedges): to offset economic liability from equity market and interest rate changes. Static hedging: to maintain a target asset level for all variable annuities.
Reinsurance
We use reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the historical GMxB features issued in connection with our Individual Variable Annuities and Life Insurance and Employer-Sponsored products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.

Product Line	Type of Reinsurance	Purpose
Life Insurance Products	Reinsurance
Affiliate Reinsurance:
Equitable Financial reinsured all of its net retained general account liabilities, including all of its net retained liabilities relating to certain universal life insurance policies issued outside the State of New York prior to October 1, 2022 to us, effective April 1, 2023, on a coinsurance funds withheld basis. (1)
Non-Affiliate Reinsurance:
In October 2013, Equitable Financial entered into a reinsurance agreement (the “Reinsurance Agreement”) with Protective Life Insurance Company (“Protective”) pursuant to which Protective Life is reinsuring on a 100% indemnity reinsurance basis an in-force book of life insurance and annuity policies written by Equitable America primarily prior to 2004. In addition to the Reinsurance Agreement, we entered into a long-term administrative services agreement with Protective whereby Protective will provide all administrative and other services with respect to the reinsured business. For additional information regarding the Reinsurance Agreement, see Note 10 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For business not reinsured with Protective, we generally reinsure our variable life, interest-sensitive life and term life insurance policies on an excess of retention basis. We generally obtain reinsurance for the portion of a life insurance policy that exceeds $4 million. For amounts in excess of our retention limits, we use both affiliate and non-affiliate reinsurance. In addition to non-affiliated reinsurance, we have ceded to our affiliate, EQ AZ Life RE, the no lapse guarantee riders contained in certain variable and interest sensitive life insurance policies. (2)

Employee Benefits Products	Varied
We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.

Individual Variable Annuities	Reinsurance / Ceded
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

_____________
(1)For additional information regarding the Internal Reinsurance Treaty transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Internal Reinsurance Treaty” and Note 1 of the Notes to the Consolidated Financial Statements.
(2)For additional information regarding our use of a captive reinsurer, see “—Regulation—Insurance Regulation—Captive Reinsurance Regulation and Variable Annuity Capital Standards” and “Risk Factors—Legal and Regulatory Risks” and Note 1 of the Notes to the Consolidated Financial Statements.
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
Variable Annuity Products. Our variable annuity products are primarily sold to both retirees seeking retirement income and a broader class of investors, including affluent, high net worth individuals and families saving for retirement, registered investment advisers and their clients, as well as younger investors who have maxed out contributions to other retirement accounts but are seeking tax-deferred growth opportunities. Our customers prioritize certain features based on their life-stage and investment needs or those of their clients and our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. SCS Income serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction while also seeking guaranteed income. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
DISTRIBUTION
We primarily distribute our products through our affiliate, Equitable Advisors, and through third-party distribution channels.
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than 4,400 financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers.

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
Equitable Investment Management
EIMG is the investment advisor to the EQ Advisors Trust, our proprietary variable funds, and previously served as investment advisor to the 1290 Funds, our retail mutual funds, and as administrator to both EQ Advisors Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”). Equitable Investment Management, LLC (“EIM LLC”) was formed on June 10, 2022, and became the investment advisor to the 1290 Funds and the administrator for both Trusts, effective January 1, 2023. EIMG and EIM LLC are collectively referred to as “Equitable Investment Management.”
Equitable Investment Management
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
EIMG provides investment management services to different types of proprietary investment vehicles sponsored by the Company, including registered investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQ Advisors Trust and to two private investment trusts established in the Cayman Islands. EQ Advisors Trust and each private investment trusts is a “series” type of trust with multiple series that use the Portfolios created by EIMG. EIMG provides discretionary investment management services to the Trust to manage each series in accordance with the recommended Portfolios, including, among other things, (1) providing portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers to implement the Portfolio strategies; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIMG has a variety of responsibilities for the management of its investment company clients. One of EIMG’s primary responsibilities is to provide clients with portfolio management and investment advisory services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIMG has entered into sub-advisory agreements with more than 40 different sub-advisers, including AB. Another primary responsibility of EIMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for

Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients.
EIM LLC provides administrative services to the Portfolios. The administrative services that EIM LLC provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
General Account Investment Management
On November 20, 2023, Equitable America entered into an investment management agreement with Equitable Financial Investment Management America, LLC (“EFIMA”), by which EFIMA became the investment manager of Equitable America’s general account portfolio.
EFIMA provide investment management services to Equitable America’s General Account portfolio. It provides investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the investment advisory and management agreement. Subject to oversight and supervision, EFIMA may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.
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
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The National Association of Insurance Commissioners’ (the “NAIC”) has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 16 of the Notes to Consolidated Financial Statements.
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
For additional information on shareholder dividends, see Note 16 of the Notes to Consolidated Financial Statements.
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

The NAIC has been focused on a macro-prudential initiative since 2017 which is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement for a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) The Liquidity Stress Test is used as a regulatory tool in jurisdictions which have adopted the holding company amendments, such as Arizona. We cannot predict what impact this tool may have on the Company.
The NAIC also developed a group capital calculation tool (“GCC”) using a risk-based capital aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in December 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead regulator is located. Holdings’ lead state regulator is the New York Department of Financial Services (“NYDFS”), and New York adopted the amendments in August 2023. The first GCC filing will be required on June 30, 2024.
In August 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its General Account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the short-term solution if implemented prior to December 31, 2025.
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
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business would be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had minimal RBC impact on Equitable America. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which similarly had minimal impact on Equitable America. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.
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
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers (“CRPs”). The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. In addition, in August 2023, the NAIC adopted an interim proposal to increase the RBC factor for structured security residual tranches from 30% to 45% beginning January 1, 2024. If the NAIC intends to modify the 45% charge for year-end 2024, it must take action by June 30, 2024. We cannot predict what form the final proposal may take, or what effect its adoption may have on our business and compliance costs. More broadly, in August 2023, the NAIC’s Financial Condition (E) Committee launched a holistic review of its approach to insurer investment risk regulation, with particular focus on the SVO’s discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs, and oversight of the development of new RBC charges for CLOs and other structured securities.
Guaranty Associations and Similar Arrangements
Each state in which we are admitted to transact business requires life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
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
Certain of our affiliates, including Equitable Advisors, Equitable Distributors, AllianceBernstein Investments, Inc. and SCB LLC, are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers.” Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers, and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act and, if appropriate, shares of these entities are registered under the Securities Act.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to designate certain non-bank financial companies, including insurers, as systemically significant (a “SIFI”) if the FSOC determines that the institution could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. On November 3, 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial institutions as SIFIs. Under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
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
The following aspects of our operations could also be affected by the Dodd-Frank Act:
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
In June 2023, the SEC reopened the comment period on proposed rule 10B-1 under the Exchange Act. As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps and security-based swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO or security-based swap clearing organization. Both swaps and security-based swaps are subject to transaction-reporting requirements. The rule’s potential effect, if adopted, is uncertain.
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
Broker-Dealer Regulation
The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective in June 2020. As part of the same rulemaking package, the SEC also required registered broker dealers and investment advisers to retail customers to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation BI.
In December 2022, the SEC proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the over-the-counter market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require publication of order execution quality information by certain large broker-dealers and trading platforms in addition to market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.
In December 2023, the SEC adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in US Treasury securities, which will effectively require those participants to clear eligible cash transactions in US Treasury securities by December 31, 2025, and eligible repurchase transactions in US Treasury securities by June 30, 2026. The rule’s potential effect on the US Treasury securities market is uncertain.
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
In August 2023, the SEC adopted final private fund adviser reform rules under the Investment Advisers Act requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees, and expenses; obtain an annual audit for each private fund; obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund.
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
In December 2020, the DOL issued a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA and the Code. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to align with, but are not identical to, the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02. In October 2023, the DOL released a comprehensive proposal to amend the definition of an investment advice “fiduciary” under ERISA and the Code (the

“Proposal”). The Proposal replaces the traditional five-part test for determining fiduciary status with a new three-part test that significantly expands the scope of fiduciary level transactions by, among other things, including investment recommendations made to retirement investors when such recommendations are made by a financial professional on a regular basis as part of that financial professional’s business. The Proposal also makes substantial updates to the disclosure and other conditions of PTE 2020-02, and significantly revises prohibited transaction exemption 84-24 (“PTE 84-24”) such that certain relief under PTE 84-24 will be available exclusively for independent insurance agents who provide fiduciary advice to retirement investors in connection with such agents’ sales of non-securities insurance products. The Proposal also limits permissible compensation to commissions only, and requires adherence to impartial conduct standards that are similar to those for PTE 2020-02, as a condition of relief under PTE 84-24. We cannot predict what form the Proposal may take, or what effect its adoption may have on our business and compliance costs.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation to date, including in Arizona, while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions.
Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. NASAA has proposed a broker-dealer conduct model rule that states might seek to adopt. The stated objectives of the proposal are to incorporate the core principles of and definitions from Regulation BI and SEC guidance, define these principles and their components for purposes of state law, and make other changes consistent with Regulation BI. Beyond the Massachusetts regulation, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and results of operations.
Climate Risks
The topic of climate risk has come under increased scrutiny by the NAIC, insurance regulators and other regulatory agencies.
The NAIC has adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
In addition, the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act, as discussed above. On June 2023, the FIO released a report titled, Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
In addition, the FIO is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act, as discussed above. In furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 2021, the FIO sought public comment on climate-related financial risks in the insurance industry. The FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals.
In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. We are currently evaluating the potential impact of these rules on our consolidated financial statements and related disclosures.
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
In August 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. While neither the minimum tax nor the excise tax on share buybacks are currently expected to have a significant impact on the Company, we continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law in December 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
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
Similarly, The NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Certain states have adopted the model law, although it has not been adopted in Arizona. We expect that additional states will adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is developing a new Consumer Privacy Protections and Model Law (“Model 674”) to replace the existing privacy models, #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation). In 2023, the PPWG received a large number of comments on a revised draft of Model 674, as a result of which the PPWG received an extension until December 31, 2024 to develop the new model law. We cannot predict whether Model 674 will be adopted, what form it will take, or what effect it would have on our business or compliance efforts in the form adopted by states whose laws apply to us.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s process to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule became effective in December 2023. In addition, federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The updated Safeguards Rule became effective in June 2023. Failure to comply with new regulations or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business to be excepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”), which came into effect in January 2023, amends the CCPA to provide California consumers the right to correct personal information, limit certain uses of sensitive data and the sharing of data that does not constitute a sale, and establishes a new agency, the California Privacy Rights Agency (“CPPA”), to adopt rules for and enforce the CCPA. The CPPA’s first set of updated CCPA regulations came into force in April 2023, and the CPPA has initiated further rulemaking activities that may lead to additional regulations. The CPRA and any future regulations may require additional compliance efforts, such as changes to our policies, procedures or operations. Other states have adopted, or are considering, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws include level exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.
Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. The AI Bulletin outlines how insurance regulators should govern the development, acquisition and use of artificial intelligence technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to artificial intelligence systems. The (H) Committee also plans to form a new task force in 2024 that will be charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models.

Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, Colorado adopted the first legally binding regulation, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework for the use of artificial intelligence, machine learning and other technologies that utilize “external consumer data.” It is expected that Colorado will also promulgate governance and testing regulations for other lines of insurance.
On July 26, 2023, the SEC proposed rules that, if adopted, would require a broker-dealer or investment adviser, when using a covered technology in a retail investor interaction (i.e., to engage or communicate with a retail investor), to eliminate or neutralize any conflict of interest that results in an investor interaction that places the interest of the broker-dealer or investment adviser ahead of the retail investor’s interests.
We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or artificial intelligence technologies.
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
EMPLOYEES
We have no employees. We have service agreements with affiliates pursuant to which we are provided the services necessary to operate our business. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine and Hamas’s attack on Israel, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts, or AUA, which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products and reduce our current earnings and result in changes to MRB balances, which could increase the volatility of our earnings. Periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
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

•when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase, requiring us to sell investment assets potentially resulting in realized investment losses, which could reduce our net income;
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
•changes in interest rates could result in changes to the fair value of our MRB purchased assets, which could increase the volatility of our earnings;
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
In the U.S., a threat facing the economy is the continued disagreement over the federal debt limit and other budget questions. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic shutdown in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
Risks Relating to Our Operations
Failure to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
Our confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and Equitable Financial’s employees) is retained on Equitable Financial’s and certain third parties’ information systems. The privacy or security of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program, including physical, technical, and administrative safeguards; however, failure to implement and maintain effective data protection and cybersecurity programs that comply with applicable law, or any compromise of the security, confidentiality, integrity, or availability of our information systems, or those of our vendors, the cloud-based systems Equitable Financial uses, or the sensitive information stored on such systems, through cyber-attacks or for any other reason that results in unauthorized access, use, modification, disclosure or destruction of personally identifiable information or customer information, or other confidential or proprietary information or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition. For further information on the cybersecurity and data privacy laws applicable to us, see “Cybersecurity—Overview of Equitable Cybersecurity Risk Management” and “Cybersecurity—Governance of Cybersecurity Risk Management.”
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
Our reliance on vendors creates a number of business risks, such as the risk that we may not maintain service quality, control or effective management of the outsourced business operations and that we cannot control the facilities or networks of such vendors. We are also at risk of being unable to meet legal, regulatory, financial or customer obligations if the facilities or networks of a vendor are disrupted, damaged or fail due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or other impacts to vendors, including labor strikes, political unrest, and terrorist attacks. Since certain vendors conduct operations for us outside the United States, the political and military events in foreign jurisdictions could have an adverse impact on our outsourced operations. We may be adversely affected by a vendor who fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage our reputation.
Further, the development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknown.
The occurrence of a catastrophe, including natural or man-made disasters and/or pandemics or other public health issues.
Any catastrophic event, such as terrorist attacks, accidents, floods, severe storms or hurricanes, pandemics and other public health issues or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in the services provided to us by Equitable Financial and our significant vendors. The operational systems of Equitable Financial are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with the disaster recovery systems of Equitable Financial or our significant vendors could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and operating results due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. We may also experience lower sales or other negative impacts to the use of services we provide if economic conditions worsen due to a catastrophe or pandemic or other public health emergency, as the financial condition of current or potential customers, policyholders, and clients may be adversely affected. See “—Conditions in the global capital markets and economy.” The Equitable Financial workforce may be unable to be physically located at one of its facilities, including due to government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in lengthy interruptions in our service. A catastrophe may affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics. These events could result in an adverse impact on our ability to conduct our business, including our ability to sell our products and services and our ability to adjudicate and pay claims in a timely manner.
If economic conditions worsen as a result of a catastrophe, pandemic or other public health issue, companies may be unable inability to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, we may still incur significant losses that can result in a decline in net investment income and/or material increases in credit losses on our investment portfolios. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time.
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
Changes in accounting standards.
Our financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 of the Notes to Consolidated Financial Statements.
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
Reinsurance—We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales, if available at all. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. If a reinsurer raises the rates that it charges on a block of in-force business, we may not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. For further information on the NAIC’s review of the RBC treatment of certain complex assets in which insurers have invested in recent years, see “Business—Regulation—Insurance Regulation—Surplus and Capital; Risk Based Capital.” Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. Our financial strength and credit ratings are significantly influenced by our statutory surplus amount and our RBC ratio. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
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
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our ability to hedge our risks, our cost of raising capital or limit our access to capital.
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
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight of financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. For additional information on regulatory developments and the risks we face, including the Dodd-Frank Act, the use of “big data” and artificial intelligence technologies, and model laws and regulations developed by the NAIC and NASAA, see “Business—Regulation.”
Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-

regulatory authorities, including, among others, state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS. Failure to administer our products in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities or insurance requirements could subject us to administrative penalties imposed by a governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, litigation, harm to our reputation or interruption of our operations.
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and further regulating the industries in which we operate. For example, the SEC has proposed amendments to Rule 22e-4 under the Investment Company Act, which was itself only recently implemented, that would impose substantial new costs on top of those recently spent by us to comply with the rule. Other SEC proposals relating to registered funds, such as proposed amendments to Rule 22c-1 of the Investment Company Act, would require adoption of “swing pricing” and a “hard close” by all open-end funds other than money market funds which could substantially increase the operating costs associated with our funds and potentially adversely impact the appeal of the products to certain investors. These emerging regulatory initiatives could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.
Recently, the DOL issued a proposed regulation that would re-define which individuals and entities act as “fiduciaries” when such individuals and entities provide investment advice to ERISA plans and IRAs. The DOL simultaneously issued proposed amendments to existing prohibited transaction exemptions that apply to the provision of investment advice to ERISA plans and IRAs. If finalized in their proposed form, this new definition and these amended exemptions will likely impose additional regulatory burdens on our business as it relates to the sale of insurance products and related provision of investment advice to ERISA plans and IRAs.
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
Uncertainty surrounding potential legal, regulatory and policy changes, as well as the potential for general market volatility, because of the upcoming presidential election in the United States.
We face regulatory and tax uncertainties because of a possible change in the current presidential administration due to the upcoming election in 2024. The nature, timing and economic effects of any potential change to the current legal and regulatory framework affecting our insurance subsidiaries or the products they offer remains highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.
Legal proceedings and regulatory actions.
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings and regulatory actions pending against us, see Note 15 of the Notes to Consolidated Financial Statements.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 1C.

CYBERSECURITY
Overview of Our Cybersecurity Risk Management
Equitable’s cybersecurity program (the “Program”) is based on, and leverages industry-leading frameworks, including the National Institute of Standards and Technology Framework Cyber Security Framework (“NIST CSF”). The NIST CSF provides standards, guidelines and best practices on managing cybersecurity risk, as well as the organization, improvement and assessment of the Program. Equitable’s Chief Information Security Officer (“CISO”), who reports to its Chief Information Officer, manages the Program through an information security team organized into five functional areas (as outlined below), the CISO establishes and monitors compliance with our internal controls using published standards, cybersecurity software and similar tools, and control assurance reviews. These five areas also work closely with our information technology team to provide expertise and guidance to help manage risks and controls related to cybersecurity.
The information security team’s five functional areas consist of:

•Information Security Governance, Risk and Strategic Program Management – this includes cybersecurity policy lifecycle and regulatory change management, enterprise and role-based security awareness and training programs (including phishing campaigns), cyber risk management, strategy and program management and communications and reporting.
•Information Security Compliance – this includes cybersecurity assurance reviews, acting as a liaison for cybersecurity-related regulatory reviews and audits (both internal and external), support for third-party vendor security reviews, and IT financial controls oversight.
•Security Operations and Intelligence – this includes security operations center management, cyber incident lifecycle management, threat intelligence monitoring, vulnerability management and tabletop exercises.
•Identity and Access Management – this includes identity governance and administration, access recertification, and management of multi-factor authentication processes and password vaults.
•Security Architecture and Engineering – this includes establishing cybersecurity-related technical standards and baselines, reviews of any proposed exceptions to those standards, participating in architectural and software review processes and providing security engineering services for cybersecurity tools/solutions as well as with IT network and infrastructure teams.
Equitable continues to prioritize the security of its technology and sensitive data through investments in cybersecurity detection and prevention technologies as well as employee communications and training. Equitable recently launched a cyber-incident readiness program, and regularly conducts cyber exercises and readiness assessments, penetration testing and independent control reviews to validate and protect the confidentiality, integrity and availability of our information systems. Equitable also conducts annual security awareness training and periodic phishing simulation exercises to train employees to recognize and report phishing attacks, as well as other supplemental training organized by the information security team.
Equitable also regularly engages external consultants to develop or refresh target operating models, roadmaps, and new technologies and solutions for managing key cybersecurity risks. These engagements provide an external view that incorporates solutions to address evolving technologies and threats, and also aids with strategic alignment of vendors to achieve cyber risk reduction goals in a cost-effective manner. External consultants also perform penetration testing, advise on cyber incident response preparedness, conduct tabletop exercises, support security operations center activities, and perform third-party vendor cyber risk reviews.
The Program uses a risk-based approach to requiring Equitable’s third-party service providers to maintain security controls designed to ensure the integrity, confidentiality, and availability of the providers’ systems and the confidential and sensitive information that the provider maintains and processes on Equitable’s behalf. A third-party service provider risk team performs cybersecurity assessments on third-party service providers with support from information security compliance to evaluate the provider’s controls based on the level of risk that the provider’s services or solutions may present to Equitable. Relevant provisions of service provider contracts require providers to implement enhanced or heightened levels of controls, as applicable. This assessment is a part of Equitable’s overall corporate sourcing and procurement management process, and the corporate sourcing and procurement team separately tracks and reports any exceptions or compliance action plans to the same executive management-level committees to which the CISO provides cybersecurity risk updates, as discussed more fully below.
Equitable also maintains an Operational Resilience program managed by the enterprise risk management function that aims to protect its people, customers, and brand by sustaining critical services at defined levels while responding to expected and unexpected disruptions and adapting to changes in its operating environment. The Operational Resilience program includes a consultative process to identify critical resources across the organization to prioritize for recovery during a crisis such as business processes, applications, staffing, hardware/software and recovery timeframes. Under that program, both critical and non-critical applications are required to have a documented application recovery plan, and all business units are required to have a documented business continuity plan. Each of these plans is required to be certified annually and is tested periodically, with test results tracked and documented for distribution to designated management teams.
During the fiscal year of this Report, Equitable has not identified risks from cybersecurity threats that have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, it recognizes that cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on our cybersecurity risks, see “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality of customer information or proprietary business information” and “Risk Factors—Risks Relating to Our Operations—Failure” to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
Governance of Cybersecurity Risk Management

The Program — overseen by the CISO, who has over 20 years of experience in cybersecurity roles, holds over 10 cyber-related industry certifications, is a Series 99 FINRA licensed Operations Professional, and has a Bachelor of Science degree in Computer Systems & Networking as well as a Master’s degree in business administration — is integrated into Equitable’s overall Enterprise Risk Management (ERM) program to identify, evaluate and manage risks, which is managed by Equitable’s risk management area and overseen by its Chief Risk Officer, who reports directly to its Chief Executive Officer. Under the ERM program, cybersecurity risks are evaluated alongside and consistent with the evaluation of other business risks, with the information security team providing subject matter expertise with respect to the identification, assessment, and tracking of cybersecurity risks pursuant to guidelines established as part of the ERM program. Various cross-functional committees within Equitable also meet on a regular basis to review risks, mitigation plans and projects that impact Equitable’s information technology systems. In addition, Equitable’s Program is assessed on at least an annual basis by its internal audit function, including an assessment of control effectiveness related to designated risk scenarios.
The information security team also works with other areas of Equitable, including enterprise risk management, data privacy, compliance, internal audit, and fraud to coordinate and align (i) risk management processes (e.g., identification, assessment, and management), and (ii) reporting to senior management, the Board of Directors and certain committees thereof. More specifically, the information security team uses its subject matter expertise to tailor the risk assessment process for evaluation of cybersecurity risks while enterprise risk management establishes overall corporate risk policy and risk tolerance levels. In addition, a cross-functional team which includes members of the above-referenced areas routinely monitors threat intelligence feeds and evaluates emerging threats. Key risks are escalated and reported to executive management and the Board or committees thereof, via (i) an established cadence of at least quarterly cybersecurity updates, (ii) an incident response plan with respect to risks related to cybersecurity incidents meeting a defined threshold, and (iii) ad hoc meetings between the CISO and executive management and/or Board members as necessary.
The CISO provides regular updates regarding the Program and cybersecurity risks to Equitable’s Information Risk and Data Protection committee, comprised of members of executive management, and also provides quarterly updates to the Audit Committee of Equitable’s Board of Directors, which oversees cybersecurity risk. In addition to receiving quarterly updates from the CISO, the Audit Committee receives reports on cybersecurity risks from our internal audit function, and also periodically receives reports from an external cybersecurity advisor. The Board receives quarterly reports from the Audit Committee, and also receives at least annual updates on the Program and cybersecurity risks from the CISO.The CISO also meets on an individual basis at least quarterly, or more frequently as needed, with members of executive management with cybersecurity oversight responsibility, and has the authority to escalate disagreements with management regarding cybersecurity risks and management of such risks directly to the Board of Directors.
Periodic updates regarding the Operational Resilience program are provided by Equitable’s Chief Risk Officer or a designee to its Audit Risk and Compliance Committee, comprised of members of executive management, as well as the Information Risk and Data Protection Committee and the Audit Committee.
Under Equitable America’s service agreement with Equitable Financial, personnel services, employee benefits, facilities, supplies and equipment are provided to Equitable America to conduct its business. Included in these services are the cybersecurity monitoring and oversight procedures described herein.
Part I, Item 2.
PROPERTIES
We do not lease or own space for our operations. Facilities are provided to us for the conduct of our business pursuant to service agreements with affiliated companies. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.

Part I, Item 3.
LEGAL PROCEEDINGS
For information on certain legal proceedings pending against us, see Note 15 of the Notes to Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2023, all of Equitable America’s common equity was owned by EFS. Consequently, there is no established public market for Equitable America’s common stock.
Dividends
Equitable America did not pay shareholder dividends during 2023, 2022 or 2021. For information on Equitable America’s present and future ability to pay dividends, see Note 16 of the Notes to Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks.”
Part II, Item 6.
RESERVED
Part II, Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A for the Company should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” and the financial statements and related Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Holdings.
Executive Summary
Overview
We are an indirect, wholly-owned subsidiary of Holdings. Our primary business is to provide life insurance and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
Internal Reinsurance Treaty
On May 17, 2023, Equitable America entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable Financial, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities.

This reinsurance treaty has no impact to the consolidated financial statements of the Company. The NYDFS and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
The Reinsurance Treaty further diversifies Equitable Financial’s sources of regulated cash flows and supports more stable dividends to Holdings from Equitable Financial and Equitable America.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that Equitable Financial seek to novate the reinsured contracts on a reasonable best efforts basis either to Equitable America or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.
Long - Duration Targeted Improvements (“LDTI”) Adoption
Effective January 1, 2023, the Company adopted ASU 2018-12 with a transition date of January 1, 2021, thereby permitting the Company to implement the standard only for the last two fiscal years rather than the customary last three fiscal years.
The Company adopted ASU 2018-12 for liability for future policy benefits, additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis. See Note 2 of the Notes to Consolidated Financial Statements for further information on the adoption of LDTI.
Macroeconomic and Industry Trends
Our business and results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine and Hamas’s attack on Israel, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which continued to rise in 2023 but are expected to fall in 2024 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. However, U.S. equity markets registered strong gains in the final quarter of 2023, buoyed by slowing inflation data and expectations that the Federal Reserve Board has finished its rate hiking cycle and will move towards cuts in 2024.
We will continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk.”
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition, changes in the Company’s credit spread is recorded in other comprehensive income (“OCI”). See “--Significant Factors Impacting Our Results--Impact of Hedging on Results.”
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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits,market risk benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (ii) certain product guarantees reported as market risk benefits at fair value.
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to Consolidated Financial Statements.
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
2023 Assumption Updates
The impact of the assumption update during 2023 was an increase of $39 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $31 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $39 million consisted of an increase in remeasurement of liability for future policy benefits of $12 million, a decrease in policyholders’ benefits of $1 million, a decrease in change in market risk benefits and purchased market risk benefits of $8 million and a decrease in other operating costs and expenses of $42 million.
2022 Assumption Updates
The impact of the assumption update during 2022 was an increase of $11 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $9 million.

The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $11 million consisted of an increase in remeasurement of liability for future policy benefits of $1 million, a decrease in policyholders’benefits of $11 million and a decrease in amortization of DAC of $1 million.
Model Changes
There were no material model changes during 2023 and 2022.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2023 and 2022:
Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$1,287	$229
Premiums	468	223
Net derivative gains (losses)	18	(31)
Net investment income (loss)	312	87
Investment gains (losses), net	(7)	(8)
Investment management and service fees	372	18
Other income	126	25
Total revenues	2,576	543

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	880	300
Remeasurement of liability for future policy benefits	29	(1)
Change in market risk benefits and purchased market risk benefits	(1,592)	(12)
Interest credited to policyholders’ account balances	688	90
Compensation and benefits	63	42
Commissions	332	90
Interest expense	1	—
Amortization of deferred policy acquisition costs	71	41
Other operating costs and expenses	679	103
Total benefits and other deductions	1,151	653
Income (loss) from continuing operations, before income taxes	1,425	(110)
Income tax (expense) benefit	(234)	22
Net income (loss)	$1,191	$(88)

The following discussion compares the results for the year ended December 31, 2023 to the year ended December 31, 2022.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America increased by $1.3 billion, to a net income of $1.2 billion for the year ended December 31, 2023 from a net loss of $88 million for the year ended December 31, 2022, primarily driven by the following notable items:

Favorable items included:
•Fee-type revenue increased by $1.8 billion mainly due to the Reinsurance Treaty, business growth primarily driven by an increase in employee benefits premiums, and to a lesser extent from our initiative to begin offering a full suite of variable products to policyholders located outside of New York.
•Change in market risk benefits and purchased market risk benefits decreased by $1.6 billion mainly due to the increase in equity markets and interest rate impacts on the assumed MRBs from Equitable Financial as part of the Reinsurance Treaty.
•Net investment income increased by $225 million mainly due to higher asset balances and higher investment yields.
•Net derivative gains increased $49 million mainly due to the Reinsurance Treaty.
These were partially offset by the following unfavorable items:
•Compensation, benefits, interest and other operating expenses increased of $598 million mainly due to expense recognition related to the reinsurance deposit assets and expenses related to the assumed business as part of the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $598 million primarily due to business assumed as part of the Reinsurance Treaty.
•Policyholders’ benefits increased by $580 million mainly due to business assumed as part of the Reinsurance Treaty.
•Commissions increased by $242 million primarily due to business assumed as part of the Reinsurance Treaty and an increase in sales related to business growth resulting from our initiative to begin offering a full suite of variable products to policyholders located outside of New York.
•Remeasurement of liability for future policy benefits increased by $30 million mainly due to the Reinsurance Treaty.
•Amortization of deferred policy acquisition costs increased by $30 million mainly due to continued growth of SCS business.
•Income tax expense of $234 million for the year ended December 31, 2023, compared to the income tax benefit of $22 million the year ended December 31, 2022 primarily driven by higher pre-tax income for the year ended December 31, 2023 compared to the year ended December 31, 2022, offset by a partial release of the valuation allowance of $64 million.
Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to be certain contractual obligations as of December 31, 2023. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2024	2025-2026	2027-2028	2029 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$39,745	$484	$1,594	$1,942	$35,725
Total Material Cash Requirements	$39,745	$484	$1,594	$1,942	$35,725
_______________
(1)Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates. Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.
Unrecognized tax benefits of $1 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements. The most critical estimates include those used in determining:
•market risk benefits and purchased market risk benefit;
•accounting for reinsurance;
•estimated fair values of investments in the absence of quoted market values and investment impairments;
•estimated fair values of freestanding derivatives;
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
Sensitivity of MRBs to Changes in Interest Rates
The following table demonstrates the sensitivity of the MRBs to changes in long-term interest rates by quantifying the adjustments that would be required, assuming an increase and decrease in long-term interest rates of 50 basis points. This information considers only the direct effect of changes in the interest rates on MRB balances, net of reinsurance.

Interest Rate Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(795)
Decrease in interest rates by 50bps	$903
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(699)
Decrease in equity returns by 10%	$787
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
GMIB Lapse floor Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$(184)
Nonperformance Risk Adjustment
The valuation of our MRBs includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Holdings’ financial strength rating. The nonperformance risk adjustment itself is not fully economic as we believe our MRB liabilities should be discounted based on our investment yields rather than our own credit risk. However, our current nonperformance risk adjustment of 23 basis points at fourth quarter 2023 continues to be a good indicator of our investment spreads and its application therefore results in an appropriate valuation of our MRB liabilities.
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

NPR Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(327)
Decrease in NPR by 50bps	$342
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
See Note 10 of the Notes to Consolidated Financial Statements for additional information on our reinsurance.
Estimated Fair Value of Investments
Our investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities and derivative financial instruments, including exchange traded equity and interest rate futures contracts, as well as equity options used to manage various risks relating to its business operations.
Fair Value Measurements
Investments reported at fair value in our balance sheets include fixed maturity securities classified as AFS and certain other invested assets, such as freestanding derivatives. In addition, the liability for MSO and IUL indexed features are considered embedded or freestanding insurance derivatives and are reported at fair value.
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
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 6 of the Notes to Consolidated Financial Statements.

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
See Notes 2 and 3 of the Notes to Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
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

Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 6 of the Notes to Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
See Note 4 of the Notes to Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Litigation and Regulatory Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position, results of operations and cash flows.
Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements included elsewhere herein.
See Note 15 of the Notes to the Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with our operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2023, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. For more information, see Note 13 of the Notes to Consolidated Financial Statements.
Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities, and in evaluating our tax positions including evaluating uncertainties under the guidance for Accounting for Uncertainty in Income Taxes. Under the guidance, we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.
Our tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.
Adoption of New Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

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
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account investment portfolio and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value

Assets with interest rate risk include AFS fixed maturities and mortgage loans that make up 80.5% and 75.8% of the fair value of the General Account investment portfolio as of December 31, 2023 and 2022, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2023 and 2022 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2023			December 31, 2022
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$9,275	$(426)	$454	$2,185	$(155)	$177
Floating rate	$616	$—	$—	$33	$—	$—
Mortgage loans	$297	$(10)	$8	$15	$(1)	$1

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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)

Equity Investments	$19	$2	$(2)	$19	$2	$(2)
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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2023 and 2022, the aggregate carrying values of insurance contracts with interest rate risk were $110 million and $115 million, respectively. The aggregate fair value of such liabilities as of December 31, 2023 and 2022 were $108 million and $106 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $2 million and $5 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management to reduce exposures to equity market fluctuations. As more fully described in Note 2 and Note 4 of the Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
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
As of December 31, 2023 and 2022, the net fair values of our derivatives were $326 million and $45 million, respectively.
The tables below show the equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value After -100 Basis Point Change	Fair Value	Fair Value After +100 Basis Point Change
	(In millions, except for Weighted Average Term)
December 31, 2023
Futures	$522	—	$75	$—	$(63)
Total	$522		$75	$—	$(63)
December 31, 2022
Futures	$282	—	$36	$—	$(30)
Total	$282		$36	$—	$(30)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2023
Futures	$2,277	—	$—	$(191)
Options	4,930	4	968	663
Total	$7,207		$968	$472
December 31, 2022
Futures	$394	—	$—	$(25)
Options	209	4	19	10
Total	$603		$19	$(15)

Market Risk Benefits and Interest Rate and Equity Risks – Fair Value
GMxB feature’s liability associated with certain annuity contracts is considered market risk benefits for accounting purposes and was reported at its fair value of $7.3 billion and $5 million as of December 31, 2023 and 2022, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2023 and 2022, respectively, would be to decrease the direct market risk benefits balance by $18 million and $7 million. The potential fair value exposure to an immediate 50 basis points drop in interest rates from those prevailing as of December 31, 2023 and 2022, respectively, would decrease the direct market risk benefits balance by $25 million and $8 million.

Part II, Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company of America
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equitable Financial Life Insurance Company of America and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Market Risk Benefits
As described in Notes 2, 6 and 8 to the consolidated financial statements, certain guaranteed minimum death and living benefits (collectively, the “GMxB features”) associated with variable annuity products, other general account annuities and ceded reinsurance contracts with GMxB features with other than nominal market risk are identified by management, measured at estimated fair value and presented separately on the balance sheet as market risk benefits. Market risk benefits (MRBs) are measured at fair value on a seriatim basis using an ascribed fee approach. The ascribed fee is determined at policy inception date so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. The market risk benefits fair value is equal to the estimated present value of benefits less the estimated present value of ascribed fees and is determined using a discounted cash flow valuation technique. Considerable judgment is utilized by management in determining the assumptions related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the “significant market risk benefit assumptions”). As of December 31, 2023, the estimated fair value of purchased market risk benefits, assets for market risk benefits and liabilities for market risk benefits was $9 million, $24 million and $7,333 million, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant market risk benefit assumptions and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of market risk benefits, including controls over the development of the assumptions utilized in the valuation of market risk benefits. These procedures also included, among others (i) evaluating management’s process for developing the fair value estimate of market risk benefits, (ii) testing, on a sample basis, the completeness and accuracy of data used by management in developing the estimates, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant market risk benefit assumptions used in developing the fair value estimate of market risk benefits based on the consideration of the Company’s historical and actual experience, industry trends, and market conditions, as applicable.
Implementation of the Internal Reinsurance Treaty
As described in Notes 1, 2 and 10 to the financial statements, on May 17, 2023, the Company entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable Financial Life Insurance Company (“Equitable Financial”), effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to the Company on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to the Company on a modified coinsurance basis. The funds withheld receivable under the reinsurance treaty includes a funds withheld embedded derivative receivable. The right to receive the total return on the assets within the funds withheld receivable represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld receivable on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in net derivative gains (losses) on the consolidated statements of income (loss). At the effective date of the transaction, April 1, 2023, the Company recorded a funds withheld receivable of $11.2 billion, reinsurance deposit assets of $12.9 billion, MRBs of $8.2 billion, policyholders’ account balances of $13.7 billion (includes $32.4 billion of assumed policyholder account balances related to the non-insulated (“NI”) modco offset by $28.8 billion of NI modco receivable), future policy benefits and other policyholders’ liabilities of $446 million, and cost of reinsurance liability of $1.7 billion. Additionally, $64.1 billion of insulated Separate Account liabilities were assumed under a modified coinsurance portion of the agreement.

The principal consideration for our determination that performing procedures relating to the implementation of the internal reinsurance treaty is a critical audit matter is a high degree of auditor effort in performing procedures related to the implementation of the internal reinsurance treaty. As disclosed by management, a material weakness existed related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of certain controls relating to the implementation of the internal reinsurance treaty between the Company and Equitable Financial. These procedures also included, among others, (i) reading the agreement, and (ii) testing the implementation of the internal reinsurance treaty, including testing the completeness and accuracy of the data related to the business subject to the treaty.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 18, 2024

We have served as the Company’s auditor since at least 1998. We have not been able to determine the specific year we began serving as auditor of the Company.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Balance Sheets
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $10,050 and $2,606) (allowance for credit losses of $0 and $0 )	$9,891	$2,218
Mortgage loans on real estate (net of allowance for credit losses of $2 and $0)	294	17
Policy loans	268	244
Other equity investments	19	19
Other invested assets	351	47
Total investments	10,823	2,545
Cash and cash equivalents	1,838	294
Deferred policy acquisition costs	1,212	760
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	961	1,051
Funds withheld receivable	10,603	—
Reinsurance deposit assets	12,566	—
Current and deferred income taxes	—	77
Purchased market risk benefits	9	13
Other assets	406	101
Assets for market risk benefits	24	11
Separate Accounts assets	5,754	3,374
Total Assets	$44,196	$8,226

LIABILITIES
Policyholders’ account balances	$24,963	$3,751
Liability for market risk benefits	7,333	16
Future policy benefits and other policyholders' liabilities	1,653	669
Amounts due to reinsurers	110	112
Current and deferred income taxes	54	—
Other liabilities	2,169	73
Separate Accounts liabilities	5,754	3,374
Total Liabilities	$42,036	$7,995
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,882	831
Retained earnings (accumulated deficit)	969	(222)
Accumulated other comprehensive income (loss)	(694)	(381)
Total Equity	2,160	231
Total Liabilities and Equity	$44,196	$8,226
_____________
(1)See Note 15 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$1,287	$229	$204
Premiums	468	223	157
Net derivative gains (losses)	18	(31)	(1)
Net investment income (loss)	312	87	88
Investment gains (losses), net	(7)	(8)	4
Investment management and service fees	372	18	4
Other income	126	25	5
Total revenues	2,576	543	461

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	880	300	255
Remeasurement of liability for future policy benefits	29	(1)	(17)
Change in market risk benefits and purchased market risk benefits	(1,592)	(12)	—
Interest credited to policyholders’ account balances	688	90	82
Compensation and benefits	63	42	36
Commissions	332	90	76
Interest expense	1	—	—
Amortization of deferred policy acquisition costs	71	41	36
Other operating costs and expenses	679	103	102
Total benefits and other deductions	1,151	653	570
Income (loss) from continuing operations, before income taxes	1,425	(110)	(109)
Income tax (expense) benefit	(234)	22	24
Net income (loss)	1,191	(88)	(85)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,191	$(88)	$(85)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	196	(480)	(95)
Change in market risk benefits - instrument-specific credit risk	(513)	1	—
Change in liability for future policy benefits - current discount rate	4	—	—
Other comprehensive income (loss), net of income taxes	(313)	(479)	(95)
Comprehensive income (loss)	$878	$(567)	$(180)
_____________
(1)See Note 14 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Equity
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Equity
	(in millions)
Balance, beginning of period	$3	$831	$(222)	$(381)	$231
Net income (loss)	—	—	1,191	—	1,191
Capital contribution from parent	—	1,050	—	—	1,050
Other comprehensive income (loss)	—	—	—	(313)	(313)
Other	—	1	—	—	1
December 31, 2023	$3	$1,882	$969	$(694)	$2,160

Balance, beginning of period	$3	$680	$(134)	$98	$647
Net income (loss)	—	—	(88)	—	(88)
Capital contribution from parent	—	150	—	—	150
Other comprehensive income (loss)	—	—	—	(479)	(479)
Other	—	1	—	—	1
December 31, 2022	$3	$831	$(222)	$(381)	$231

Balance, beginning of period	$3	$692	$(50)	$136	$781
Cumulative effect of adoption of ASU 2018-02, Long Duration Targeted Improvements	—	—	1	57	58
Net income (loss)	—	—	(85)	—	(85)
Capital contribution from parent	—	50	—	—	50
Other comprehensive income (loss)	—	—	—	$(95)	(95)
Dividend of AB Units to parent	—	(61)	—	—	(61)
Other	—	(1)	—	—	(1)
December 31, 2021	$3	$680	(134)	$98	$647

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,191	$(88)	$(85)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	688	90	82
Policy charges and fee income	(1,287)	(229)	(204)
Net derivative (gains) losses	(18)	31	1
Dividend from AB Units	—	—	5
Equity in (income) loss from AB	—	—	(3)
Investment (gains) losses, net	7	8	(4)
Realized and unrealized (gains) losses on trading securities	1	—	—
Non-cash long-term incentive compensation expense	2	2	(2)
Amortization and depreciation	297	47	40
Remeasurement of liability for future policy benefits	29	(1)	(17)
Change in market risk benefits	(1,592)	(12)	—
Changes in:
Reinsurance recoverable	115	(61)	(129)
Funds withheld receivable	(89)	—	—
Capitalization of deferred policy acquisition costs	(523)	(129)	(121)
Future policy benefits	413	33	50
Current and deferred income taxes	234	(22)	7
Other, net	1,218	(21)	(5)
Net cash provided by (used in) operating activities	$686	$(352)	$(385)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$776	$274	$381
Trading account securities	(1)	—	—
Short-term investments	—	(1)	—
Other	100	1	2
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(8,137)	(437)	(647)
Mortgage loans on real estate	(279)	—	—
Other	(100)	(2)	—
Cash settlements related to derivative instruments, net	(535)	(153)	74
Other, net	(25)	(6)	(9)
Net cash provided by (used in) investing activities	$(8,201)	$(324)	$(199)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$8,555	$739	$637
Withdrawals	(1,216)	(111)	(90)
Transfer (to) from Separate Accounts	433	65	(45)
Payments of market risk benefits	(539)	—	—
Change in collateralized pledged assets	(23)	—	—
Change in collateralized pledged liabilities	776	—	—
Cash contribution from parent company	1,050	150	50
Changes in securities lending payable	23	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Other, net	—	—	(2)
Net cash provided by (used in) financing activities	$9,059	$843	$550

Change in cash and cash equivalents	1,544	167	(34)
Cash and cash equivalents, beginning of period	294	127	161
Cash and cash equivalents, end of period	$1,838	$294	$127

Supplemental cash flow information:
Income taxes (refunded) paid	$—	$—	$(31)

See Notes to Consolidated Financial Statements.

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
At the effective date of the transaction, April 1, 2023, the Company recorded a funds withheld receivable of $11.2 billion, reinsurance deposit assets of $12.9 billion, MRBs of $8.2 billion, policyholders’ account balances of $13.7 billion (includes $32.4 billion of assumed policyholder account balances related to the non-insulated (“NI”) modco offset by $28.8 billion of NI modco receivable), future policy benefits and other policyholders’ liabilities of $446 million, and cost of reinsurance liability of $1.7 billion. Additionally, $64.1 billion of insulated Separate Account liabilities were assumed under a modified coinsurance portion of the agreement.
2)    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
The accompanying consolidated financial statements present the consolidated results of operations, financial condition, and cash flows of the Company and its subsidiaries.
Financial results in the historical consolidated financial statements may not be indicative of the results of operations, comprehensive income (loss), financial position, equity or cash flows that would have been achieved had we operated as a separate, standalone entity during the reporting periods presented. We believe that the consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations of the Company.
The years “2023”, “2022” and “2021” refer to the years ended December 31, 2023, 2022 and 2021, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.	The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. A calendar year public entity will adopt the ASU for its 2024 Form 10-K.
The ASU should be adopted retrospectively to all periods presented in the financial statements unless it is impracticable to do so.
The Company is currently assessing the additional required disclosures under the ASU including providing new segment disclosure requirements for entities with a single reportable segment.
Management is evaluating the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhanced existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by(2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures, for example, an entity is required to provide (1) pretax income (or loss) from continuing operations disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign.
	The ASU will be effective for annual periods beginning after December 15, 2024. Entities are required to apply the ASU on a prospective basis.	The adoption of ASU 2023-09 is not expected to materially impact the Company’s financial position, results of operation, or cash flows.
SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors
The SEC adopted rules requiring registrants to disclose climate-related information in registration statements and annual reports. The new rules include disclosure of material climate-related risks, including descriptions of board oversight and risk management activities. the material impacts of these risks on a registrant’s strategy, business model and outlook and any material climate-related targets or goals. In addition, registrants will need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements.

Financial statement and all other disclosures are required at the beginning of the fiscal year 2027 with disclosures about material expenditure and impact required at the beginning of the fiscal year 2028. Disclosures are provided prospectively upon adoption.

The Company is currently assessing the additional required disclosures under the SEC Release. Management is evaluating the impact of the adoption of this guidance will have on the Company’s consolidated financial statements.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less. Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value.
All securities owned, including U.S. government and agency securities, mortgage-backed securities, futures and forwards transactions, are reported in the consolidated financial statements on a trade-date basis.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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
Fair Value of Financial Instruments
See Note 6 of the Notes to these Consolidated Financial Statements for additional information regarding determining the fair value of financial instruments.
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
Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. Income and expenses associated with repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income (loss). As of December 31, 2023 and 2022, the Company had no Securities sold under agreements to repurchase outstanding. During the year ended December 31, 2021 there was no activity on Securities sold under agreements to repurchase.
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
Funds Withheld Receivable

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Funds withheld receivable represents a receivable for amounts contractually withheld by ceding companies in accordance with funds withheld coinsurance (“funds withheld”) reinsurance agreements in which we are the reinsurer. The funds withheld receivable under reinsurance treaties includes the funds withheld embedded derivative receivable.
The reinsurance agreement between the Company and Equitable Financial written on a funds withheld and modified coinsurance basis contains embedded derivatives. We determined that the right to receive the total return on the assets within the funds withheld receivable represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld receivable on the consolidated balance sheets for assumed agreement. The change in the fair value of the embedded derivatives is recorded in net derivatives gains (losses) on the consolidated statements of income. Assumed earnings from the funds withheld receivable and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows.Contributions to and withdrawals from funds withheld receivable are reported in operating activities on the consolidated statements of cash flows.
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
Notes to Consolidated Financial Statements, Continued
Policyholders’ Account Balances
Policyholders’ account balances relate to contracts or contract features where the Company has no significant insurance risk. This liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date.
Future Policy Benefits and Other Policyholders’ Liabilities
The liability for future policy benefits is estimated based upon the present value of future policy benefits and related claim expenses less the present value of estimated future net premiums where net premium equals gross premium under the contract multiplied by the net premium ratio. Related claim expenses include termination and settlement costs and exclude acquisition costs and non-claim related costs. The liability is estimated using current assumptions that include discount rate, mortality, and lapses. Assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.
For participating traditional life insurance policies, future policy benefit liabilities are calculated using a net level premium method based on guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to face amount over the life of the contract.
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), contracts are grouped into cohorts by contract type and issue year. The Company quarterly updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in OCI within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in OCI. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the consolidated statements of income (loss), Remeasurement of Liability for Future Policy Benefits, part of total benefits and other deductions. On the consolidated balance sheet the DPL is recorded in the liability for future policy benefits.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
contract surrender and withdrawal rates, and mortality experience. There can be no assurance that actual experience will be consistent with management’s estimates. Assumptions are reviewed annually and updated with the remeasurement gain or loss reflected in total benefit expense.
The Company recognizes an adjustment in OCI for the additional insurance liabilities for unrealized gains and losses not included when calculating the present value of expected assessments for the benefit ratios.
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The Company accrues for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are identified and measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the estimated present value of benefits and risk margins less the estimated present value of ascribed fees. Ascribed fees will consist of the fee needed at policy inception date, under a stochastically generated set of risk-neutral scenarios, so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at estimated present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Discount rates are updated quarterly. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in AOCI) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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
Notes to Consolidated Financial Statements, Continued
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
Under accounting for uncertainty in income taxes guidance, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
Recognition of Investment Management and Service Fees
Reported as investment management and service fees in the Company’s statements of income (loss) are administrative fees earned by the Company related to administrative services provided to EIMG and EIM LLC related to the establishment and maintenance of the Separate Accounts, shareholder servicing, customer support, and other similar services. Accordingly, these administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
Amounts for the year ended December 31, 2021 were previously reported in other income and have been reclassified to conform with current year presentation.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgement informed by actual experience of how policy holders are expected to use these policies in the future. In addition, as part of the 2021 assumption update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins. There were no other significant change to the process used to calculate the MRB balances.
LFPB Update
The significant assumptions for the LFPB balances include mortality and lapses for our Traditional life business. The primary assumption for the payout block of business is mortality. Impacts to expected net premiums and expected future policy benefits due to assumption changes in 2021 can be observed in the liability for future policy benefit rollforward tables.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern, interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during 2023 increased remeasurement of liability for future policy benefits by $12 million, decreased policyholders’ benefits by $1 million, decreased market risk benefits and purchased market risk benefits by $8 million, and decreased other operating costs and expenses by $42 million. This resulted in an increase in income (loss) from operations, before income taxes of $39 million and an increase to net income (loss) by $31 million.
The net impact of assumption changes during 2022 increased remeasurement of liability for future policy benefits by $1 million, decreased policyholders’ benefits by $11 million, and decreased amortization of DAC by $1 million. This resulted in an increase in income (loss) from operations, before income taxes of $11 million and an increase to net income (loss) by $9 million.
The net impact of assumption changes during 2021 decreased remeasurement of liability for future policy benefits by $4 million, increased policyholders’ benefits by $14 million, and increased change in market risk benefits and purchased market risk benefits by$1 million . This resulted in a decrease in income (loss) from operations, before income taxes of $11 million and decreased net income (loss) by $9 million.

Model Changes
There were no material model changes during 2023, 2022 or 2021.
Revision of Previously Issued Financial Statements
The Company identified certain errors in its previously issued financial statements primarily related to the initial and ongoing recording for the Reinsurance Treaty and coding errors impacting the inforce used to calculate actuarial reserves. The impact of these errors to prior periods’ financial statements was not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the financial statements to include the revisions discussed herein. The impact of the errors to prior periods’ financial statements was not considered to be material. See Note 19 of the Notes to these Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2023 and 2022 was $78 million and $23 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2023, 2022 and 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2023:
Fixed Maturities:
Corporate (1)	$5,842	$—	$96	$276	$5,662
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	50	—	—	7	43
Foreign governments	31	—	1	1	31
Residential mortgage-backed	961	—	15	4	972
Asset-backed (2)	2,956	—	32	2	2,986
Commercial mortgage-backed	195	—	1	14	182
Total at December 31, 2023	$10,050	$—	$145	$304	$9,891

December 31, 2022:
Fixed Maturities:
Corporate (1)	$2,417	$—	$—	$359	$2,058
U.S. Treasury, government and agency	14	—	—	—	14
States and political subdivisions	43	—	—	9	34
Residential mortgage-backed	8	—	—	2	6
Asset-backed (2)	43	—	—	2	41
Commercial mortgage-backed	81	—	—	16	65
Total at December 31, 2022	$2,606	$—	$—	$388	$2,218
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2023:
Contractual maturities:
Due in one year or less	$148	$147
Due in years two through five	1,385	1,387
Due in years six through ten	3,133	3,115
Due after ten years	1,272	1,102
Subtotal	5,938	5,751
Residential mortgage-backed	961	972
Asset-backed	2,956	2,986
Commercial mortgage-backed	195	182
Total at December 31, 2023	$10,050	$9,891

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Proceeds from sales	$280	$184	$302
Gross gains on sales	$—	$—	$8
Gross losses on sales	$(5)	$(8)	$(4)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of year	$—	$2	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	(2)	—
Balance, end of year	$—	$—	$2
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Year Ended December 31, 2023
	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of year	$(388)	$—	$8	$161	$(219)
Net investment gains (losses) arising during the period	224	—	—	—	224
Reclassification adjustment:
Included in net income (loss)	5	—	—	—	5
Impact of net unrealized investment gains (losses)	—	—	—	(48)	(48)
Net unrealized investment gains (losses) excluding credit losses	(159)	—	8	113	(38)
Balance, end of year	$(159)	$—	$8	$113	$(38)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
	Year Ended December 31, 2022
Balance, beginning of year	$128	$—	$(3)	$(26)	$99
Net investment gains (losses) arising during the period	(524)	—	—	—	(524)
Reclassification adjustment:
Included in net income (loss)	8	—	—	—	8
Other (1)	—	—	—	81	81
Impact of net unrealized investment gains (losses)	—	—	11	106	117
Net unrealized investment gains (losses) excluding credit losses	(388)	—	8	161	(219)
Balance, end of year	$(388)	$—	$8	$161	$(219)

	Year Ended December 31, 2021
Balance, beginning of year	$248	$(111)	$37	$(36)	$138
Transition adjustment (2)	—	111	(37)	—	74
Net investment gains (losses) arising during the period	(114)	—	—	—	(114)
Reclassification adjustment:
Included in net income (loss)	(4)	—	—	—	(4)
Other	(2)	—	—	—	(2)
Impact of net unrealized investment gains (losses)	—	—	(3)	10	7
Net unrealized investment gains (losses) excluding credit losses	128	—	(3)	(26)	99
Balance, end of year	$128	$—	$(3)	$(26)	$99

______________
(1)    Reflects $81 million of a Deferred Tax Asset valuation allowance recorded during the fourth quarter of 2022. See Note 13 of the Notes to these Financial Statements for additional details.
(2)    Reflects the transition adjustment for shadow DAC and policyholder liabilities related to the adoption of ASU 2018-12 effective January 1, 2021.

The following tables disclose the fair values and gross unrealized losses of the 891 issues as of December 31, 2023 and the 845 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023:
Fixed Maturities:
Corporate	$505	$7	$1,900	$269	$2,405	$276

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury, government and agency	—	—	8	—	8	—
States and political subdivisions	—	—	33	7	33	7
Foreign governments	7	1	4	—	11	1
Residential mortgage-backed	103	—	9	4	112	4
Asset-backed	290	1	23	1	313	2
Commercial mortgage-backed	29	—	61	14	90	14
Total at December 31, 2023	$934	$9	$2,038	$295	$2,972	$304

December 31, 2022:
Fixed Maturities:
Corporate	$1,446	$159	$590	$200	$2,036	$359
States and political subdivisions	19	4	13	5	32	9
Residential mortgage-backed	2	—	4	2	6	2
Asset-backed	35	1	6	1	41	2
Commercial mortgage-backed	5	1	60	15	65	16
Total at December 31, 2022	$1,507	$165	$673	$223	$2,180	$388

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.5% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2023 and 2022 were $82 million and $24 million, respectively, representing 3.8% and 10.3% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2023 and 2022, respectively, approximately $92 million and $4 million, or 0.9% and 0.2%, of the $10.1 billion and $2.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $0 million and $0 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, respectively, the $295 million and $223 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either December 31, 2023 or December 31, 2022. As of December 31, 2023 and 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2023, the estimated fair value of loaned securities was $23 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of December 31, 2023, cash collateral received in the amount of $23 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the year ended December 31, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Mortgage Loans on Real Estate
The Company held eight commercial mortgage loans with a carrying value of $294 million at December 31, 2023 and two commercial mortgage loans with a carrying value of $17 million at December 31, 2022. The loans were issued for apartment complex properties located in the South-Atlantic, East North Central and Mid-Atlantic regions. The loans were current as of December 31, 2023 and 2022 with LTV ratios between 0%-70% and DSC ratios of 1.0x or greater.
Accrued interest receivable was $1 million and $0 million as of December 31, 2023 and 2022 and no accrued interest was written off for the years ended December 31, 2023, 2022 and 2021. The allowance for credit losses was $2 million and $0 million as of December 31, 2023 and 2022, with a change of $2 million for the year ended December 31, 2023 and a change of $0 million for the years ended December 31, 2022 and 2021.
As of December 31, 2023 and 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$(3)	$2
Unrealized and realized gains (losses) on equity securities	$—	$(3)	$2

Trading Securities
As of December 31, 2023 and 2022, respectively, the fair value of the Company’s trading securities was $0 million and $1 million. As of December 31, 2023 and 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$—	$—
Unrealized and realized gains (losses) on trading securities	(1)	—	—
Net investment income (loss) from trading securities	$(1)	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities	$283	$88	$83
Mortgage loans on real estate	3	1	1
Policy loans	5	4	3
Other equity investments	1	(2)	1
Equity in income (loss) from AB	—	—	3
Trading securities	(1)	—	—
Other investment income	26	1	—
Gross investment income (loss)	317	92	91
Investment expenses	(5)	(5)	(3)
Net investment income (loss)	$312	$87	$88
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities	$(5)	$(8)	$4
Mortgage loans on real estate	(2)	—	—
Investment gains (losses), net	$(7)	$(8)	$4
_____________
(1)    Investment gains (losses), net of Other equity investments includes Real Estate Held for production.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	December 31, 2023				December 31, 2022
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$2,277	$—	$—	$—	$394	$—	$—	$—
Options	4,930	1,370	402	968	209	34	16	18
Interest rate contracts:
Futures	522	—	—	—	282	—	—	—
Other contracts:
Margin	—	133	—	133	—	29	—	29
Collateral	—	—	956	(956)	—	—	3	(3)
Total:	7,729	1,503	1,358	145	885	63	19	44

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	8,804	(8,804)	—	—	87	(87)
Funds withheld receivable (3)	—	100	—	100	—	—	—	—
Modco receivable (2)	—	—	(411)	411	—	—	—	—
Total embedded derivatives	—	100	8,393	(8,293)	—	—	87	(87)
Total derivative instruments	$7,729	$1,603	$9,751	$(8,148)	$885	$63	$106	$(43)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld receivable in the consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table presents the effects of derivative instruments on the consolidated statements of income (loss) and comprehensive income (loss):

	Year Ended December 31,
	2023	2022	2021
	Net Derivatives Gain (Losses)	Net Derivatives Gain (Losses)	Net Derivatives Gain (Losses)
	(in millions)
Derivatives:
Equity contracts:
Futures	$228	$(84)	$68
Options	275	(3)	3
Interest rate contracts:
Futures	(8)	(43)	1
Total:	495	(130)	72
Embedded derivatives:
MSO, SCS and IUL indexed features (2)	(3,687)	99	(73)
Funds withheld receivable	(858)	—	—
Modco receivable	4,067	—	—
Total Embedded Derivatives	(478)	99	(73)
Total Derivatives instruments (1)(3)	$17	$(31)	$(1)
______________
(1)Reported in net derivative gains (losses) in the statements of income (loss).
(2)Reported in policyholders’ account balances in the balance sheets.
(3)For the years ended December 31, 2023, 2022 and 2021, investment fees of $1 million, $0 million and $0 million , respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of December 31, 2023 and 2022 are exchange-traded and net settled daily in cash. As of December 31, 2023 and 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $113 million and $22 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $20 million and $10 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2023 and 2022, respectively, the Company held $956 million and $3 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of December 31, 2023 and 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
As of December 31, 2023 and 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$1,503	$1,177	$326	$(178)	$148
Secured lending	6	—	6	—	6
Other financial assets	19	—	19	—	19
Other invested assets	$1,528	$1,177	$351	$(178)	$173

Liabilities:
Derivative liabilities	$1,180	$1,177	$3	$—	$3
Secured lending	6	—	6	—	6
Other financial liabilities	2,160	—	2,160	—	2,160
Other liabilities	$3,346	$1,177	$2,169	$—	$2,169
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$63	$18	$45	$—	$45
Other financial assets	2	—	2	—	2
Other invested assets	$65	$18	$47	$—	$47

Liabilities:
Derivative liabilities	$19	$18	$1	$—	$1
Other financial liabilities	72	—	72	—	72
Other liabilities	$91	$18	$73	$—	$73
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	December 31, 2023	December 31, 2022
	(in millions)
VUL	$457	$410
IUL	293	296
GMxB Core	119	40
Investment Edge	22	1
SCS	289	13
Other	32	—
Total	$1,212	$760
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
During the third quarter of 2023, 2022 and 2021, we completed our annual assumption update and the impact to the current period amortization of DAC and DAC like balances due to the new assumptions is immaterial. There were as no other material changes to the inputs, judgements or calculation processes used in the DAC calculation this period or year.
Changes in the DAC asset were as follows:

	Year Ended December 31, 2023
	VUL (1)	IUL (2)	GMxB Core	IE (3)	SCS	Total
	(in millions)
Balance, beginning of year	$410	$296	$40	$1	$13	$760
Capitalization	71	14	86	22	297	490
Amortization (4)	(24)	(17)	(7)	(1)	(21)	(70)
Balance, end of year	$457	$293	$119	$22	$289	$1,180
______________
(1)“VUL” defined as Variable Universal Life.
(2)“IUL” defined as Indexed Universal Life.
(3)“IE” defined as Investment Edge.
(4)DAC amortization of $1 million related to Other not reflected in table above.

	Year Ended December 31, 2022
	VUL	IUL	GMxB Core	IE	SCS	Total
	(in millions)
Balance, beginning of year	$361	$297	$14	$—	$—	$672
Capitalization	70	16	28	1	13	128
Amortization (1)	(21)	(17)	(2)	—	—	(40)
Balance, end of year	$410	$296	$40	$1	$13	$760
______________
(1)     DAC amortization of $1 million related to Other not reflected in table above.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Changes in the unearned revenue liability were as follows:

	Year Ended December 31,
	2023		2022
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of year	$159	$157	$118	$94
Capitalization	55	64	49	71
Amortization	(11)	(11)	(8)	(8)
Balance, end of year	$203	$210	$159	$157
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2023 and 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of December 31, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$5,575	$87	$5,662
U.S. Treasury, government and agency	—	15	—	15
States and political subdivisions	—	43	—	43
Foreign governments	—	31	—	31
Residential mortgage-backed	—	972	—	972
Asset-backed (2)	—	2,962	24	2,986
Commercial mortgage-backed	—	181	1	182
Total fixed maturities, AFS	—	9,779	112	9,891
Other equity investments	—	19	—	19
Other invested assets:
Options	—	968	—	968
Total other invested assets	—	968	—	968
Cash equivalents	1,654	—	—	1,654
Funds withheld receivable (3) (5)	—	—	100	100
Purchased market risk benefits	—	—	9	9
Assets for market risk benefits	—	—	24	24
Separate Accounts assets (4)	5,747	7	—	5,754
Total Assets	$7,401	$10,773	$245	$18,419

Liabilities:
Policyholders’ account balances:
SCS, MSO and IUL indexed features’ liability	—	8,804	—	8,804
Modco receivable (5)	—	—	(411)	(411)
Liabilities for market risk benefits	—	—	7,333	7,333
Total Liabilities	$—	$8,804	$6,922	$15,726
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
Notes to Consolidated Financial Statements, Continued
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$2,040	$18	$2,058
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	34	—	34
Residential mortgage-backed	—	6	—	6
Asset-backed (2)	—	41	—	41
Commercial mortgage-backed	—	65	—	65
Total fixed maturities, AFS	—	2,200	18	2,218
Other equity investments	—	19	—	19
Other invested assets:
Options	—	18	—	18
Total other invested assets	—	18	—	18
Cash equivalents	272	—	—	272
Funds withheld receivable	—	—	—	—
Purchased market risk benefits	—	—	13	13
Assets for market risk benefits	—	—	11	11
Separate Accounts assets (3)	3,367	7	—	3,374
Total Assets	$3,639	$2,244	$42	$5,925

Liabilities:
Policyholders’ account balances:
SCS, SIO, MSO and IUL indexed features’ liability	—	87	—	87
Modco receivable	—	—	—	—
Liabilities for market risk benefits	—	—	16	16
Total Liabilities	$—	$87	$16	$103
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
Notes to Consolidated Financial Statements, Continued
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
Notes to Consolidated Financial Statements, Continued
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
The market risk benefits fair value will be equal to the present value of benefits less the present value of ascribed fees. Considerable judgment is utilized by management in determining the assumptions used in determining present value of benefits and ascribed fees related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the significant MRB assumptions).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2023, there were $10 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.5% of total consolidated equity as of December 31, 2023.
During the year ended December 31, 2022, there were $5 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 2.2% of total consolidated equity as of December 31, 2022.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 8 of the Notes to these Consolidated Financial Statements.

Level 3 Instruments - Fair Value Measurements

	Year Ended December 31, 2023
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$18	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	1	—	—	—	—
Purchases	79	32	1	—	—
Sales	(1)	(8)	—	—	—
Change in fair value of funds withheld assets	—		—	100	(411)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	—	—
Balance, end of period	$87	$24	$1	$100	$(411)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$1	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$11	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	(1)	—	—	—	—
Purchases	14	—	—	—	—
Sales	(1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(5)	—	—	—	—
Balance, end of period	$18	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$—	$—	$—	$—

Year Ended December 31, 2021
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
(in millions)
Balance, beginning of year	$14	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	1	—	—	—	—
Sales	(4)	—	—	—	—
Change in fair value of funds withheld assets	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of year	$11	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:(5)
Investments:
Fixed maturities, AFS:
Corporate	$39	Matrix pricing model	Spread over benchmark	95 bps - 120 bps	118 bps
Purchased MRB asset (1) (2) (4)	9	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$7,309	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	23 bps - 118 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	23 bps 3.99% 0.67% 3.04% 2.62% (same for all ages) (same for all ages)
______________

(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. GMIB utilization rates were developed as a function of the GMIB benefit base
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $7,333 million of MRB liabilities and $24 million of MRB asset.
(4)Includes Core products.
(5)Funds withheld and modco receivable that contain embedded derivatives held at fair value are excluded from the tables above. The funds withheld receivable embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
    Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$4	Matrix pricing model	Spread over benchmark	245 bps - 245 bps	245 bps
Purchased MRB asset (1) (2) (4)	13	Discounted cash flow	Lapse rates Withdrawal rates Annuitization Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$5	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	157 bps 0.35% - 35.42% 0.20% - 1.24% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	157 bps 4.35% 1.22% 3.27% 1.08% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $16 million of MRB liabilities and $11 million of MRB assets.
(4)Includes Core products.
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of December 31, 2023 and 2022, respectively, are approximately $73 million and $14 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2023:
Mortgage loans on real estate	$294	$—	$—	$297	$297
Policy loans	$268	$—	$—	$275	$275
Funds withheld receivable	$10,503	$—	$—	$10,503	$10,503
Modco receivable	$29,912	$—	$—	$29,912	$29,912
Policyholders’ liabilities: Investment contracts	$110	$—	$—	$108	$108
Separate Accounts liabilities	$372	$—	$—	$372	$372

December 31, 2022:
Mortgage loans on real estate	$17	$—	$—	$15	$15
Policy loans	$244	$—	$—	$248	$248
Funds withheld receivable	$—	$—	$—	$—	$—
Modco receivable	$—	$—	$—	$—	$—
Policyholders’ liabilities: Investment contracts	$115	$—	$—	$106	$106
Separate Accounts liabilities	$—	$—	$—	$—	$—

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
Notes to Consolidated Financial Statements, Continued
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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following tables reconcile the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

December 31, 2023
(in millions)
Reconciliation
Payout - Legacy	$340
UL (1)	344
Other (2)	365
Subtotal	1,049
Other policy funds (3)	604
Grand total	$1,653
______________
(1)Represents the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.
(3)Includes $415 million of URL of which $413 million is covered in Note 5 of the Notes to these Consolidated Financial Statements.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The payout annuities result from annuitization of current contracts. Inflows are the liquidation of the account values not premiums:

	Year Ended December 31,
	Payout-Legacy
	2023	2022
	(Dollars in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$—	$—
Beginning balance of original discount rate	—	—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning of period balance	—	—
Issuances	333	—
Interest accrual	—	—
Benefits payments	—	—
Ending balance at original discount rate	333	—
Effect of changes in discount rate assumptions	7	—
Balance, end of period	$340	$—

Net liability for future policy benefits	$340	$—
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$340	$—

Weighted-average duration of liability for future policyholder benefits (years)	7.7	—
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	December 31,
	2023	2022
	(in millions)
Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	$508	$—
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	340	—
Expected future gross premiums (discounted)	—	—
The following table provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities :

	Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	Gross Premium			Interest Accretion
	(in millions)
Revenue and Interest Accretion
Payout - Legacy (1)	$85	$—	$—	$7	$—	$—
Total	$85	$—	$—	$7	$—	$—
______________
(1)Gross premium reflected is the liquidation of Account Value at time of annuitization.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	December 31, 2023	December 31, 2022
Weighted Average Interest Rate
Payout-Legacy
Interest accretion rate	5.3%	—%
Current discount rate	5.0%	—%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Year Ended December 31,
	2023	2022
	UL (1)	Universal Life (2)
	(Dollars in millions)
Balance, beginning of year	$—	$57
Beginning balance before AOCI adjustments	—	55
Effect of changes in interest rate and cash flow assumptions and model changes	6	1
Effect of actual variances from expected experience	2	(3)
Adjusted beginning of period balance	8	53
Issuances (3)	322	—
Interest accrual	7	3
Net assessments collected	12	10
Benefit payments	(5)	—
Ending balance before shadow reserve adjustments	344	66
Effect of shadow reserve adjustment	—	(8)
Balance, end of year	$344	$58

Net liability for additional liability	$344	$58
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$344	$58

Weighted-average duration of additional liability - death benefit (years)	17.7	28.4
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
(3)Issuances represent the UL SOP NLG business assumed from Equitable Financial on April 1, 2023.
The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Year Ended December 31, 2023
	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL (1)	$477	$11
Total	$477	$11
_____________
(1)The 2023 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Assessments	Interest Accretion	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
Universal Life	$18	$3	$16	$2
Total	$18	$3	$16	$2
______________
(1)The 2022 additional insurance liabilities represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Reinsurance Treaty described further in Note 1 of the Notes to these Consolidated Financial Statements, these are no longer material and are not disclosed separately.

	Year Ended December 31,
	2023	2022	2021
	Universal Life
Weighted Average Interest Rate
Interest accretion rate	4.5%	5.5%	5.5%
8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Year Ended December 31,
	2023		2022		2021
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$(6)	$—	$—	$—	$—	$—
Balance BOP before changes in the instrument specific credit risk	(5)	—	1	—	—	—
Model changes and effect of changes in cash flow assumptions	54	(44)	—	—	—	—
Actual market movement effect	(231)	(467)	13	—	(1)	—
Interest accrual	31	213	—	—	—	—
Attributed fees accrued (1)	282	252	4	—	—	—
Benefit payments	(35)	(407)	—	—	—	—
Actual policyholder behavior different from expected behavior	20	(26)	5	—	1	—
Changes in future economic assumptions	(491)	(737)	(28)	—	—	—
Issuances (2)	1,309	6,911	—	—	1	—
Balance EOP before changes in the instrument-specific credit risk	934	5,695	(5)	—	1	—
Changes in the instrument-specific credit risk (3)	257	387	(1)	—	(1)	—
Balance, end of period	$1,191	$6,082	$(6)	$—	$—	$—

Weighted-average age of policyholders (years)	64.7	73.8	61.0	—	59.4	—
Net amount at risk	$2,937	$9,899	$13	$—	$—	$—
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable Financial. See Note 1 of the Notes to these Consolidated Financial Statements.
(3)Changes are recorded in OCI.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	Year Ended December 31,
	2023					2022
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(14)	$1,205	$1,191	$—	$1,191	$(11)	$5	$(6)	$—	$(6)
GMxB Legacy	—	6,082	6,082	—	6,082	—	—	—	—	—
Other (1)	(10)	46	36	(9)	27	—	11	11	(13)	(2)
Total	$(24)	$7,333	$7,309	$(9)	$7,300	$(11)	$16	$5	$(13)	$(8)
______________
(1)Other, for December 31, 2023, primarily reflects EQUI-VEST Individual. Other, for December 31, 2022, primarily reflects Protective Life Reinsured business.
9)    POLICYHOLDER ACCOUNT BALANCES
The following tables reconcile the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

December 31, 2023
(in millions)
Policyholders’ account balance reconciliation
UL	$1,186
IUL	2,431
EI	1,964
EG	6,619
SCS	40,353
Other (1)	(27,590)
Total	$24,963
______________
(1)Includes $(30.3) billion of assumed fair value of the modco reinsurance with Equitable Financial.

December 31, 2022
(in millions)
Policyholders’ account balance reconciliation
IUL	$1,962
VUL	655
GMxB Core	27
IE	7
SCS	242
Reinsured	819
Other	39
Total	$3,751

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following tables summarize the balances and changes in policyholders’ account balances:

	Year Ended December 31, 2023
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of year	$—	$1,962	$—	$—	242
Issuances (2)	1,208	349	2,213	6,818	31,189
Premiums received	361	236	7	262	1
Policy charges	(376)	(192)	—	(3)	(6)
Surrenders and withdrawals	(11)	(69)	(251)	(720)	(1,880)
Benefit payments	(23)	(8)	(20)	(17)	(172)
Net transfers from (to) separate account	—	—	(30)	110	7,132
Interest credited (3)	27	153	45	169	3,847
Balance, end of year	$1,186	$2,431	$1,964	$6,619	$40,353

Weighted-average crediting rate	3.50%	2.43%	2.87%	2.41%	—%
Net amount at risk (4)	$16,062	$19,148	$98	$6	$1
Cash surrender value	$1,036	$1,850	$1,959	$6,573	$37,562

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

	Year Ended December 31, 2022
	IUL	VUL	GMxB Core	Reinsured (2)
	(Dollars in millions)
Balance, beginning of year	$1,973	$614	$13	$866
Issuances	—	—	—	—
Premiums received	246	17	17	52
Policy charges	(177)	(35)	(3)	(31)
Surrenders and withdrawals	(49)	—	(1)	(132)
Benefit payments	(7)	(8)	—	(21)
Net transfers from (to) separate account	—	49	—	47
Interest credited (3)	(24)	18	1	36
Other	—	—	—	2
Balance, end of year	$1,962	$655	$27	$819

Weighted-average crediting rate	2.20%	3.52%	1.00%	4.39%
Net amount at risk (4)	$18,092	$30,067	$13	$4,120
Cash surrender value	$1,494	$528	$29	$818
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
Notes to Consolidated Financial Statements, Continued

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

December 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	47	9	339	298	693
	Greater than 2.50%	—	492	—	—	492
	Total	$47	$501	$339	$298	$1,185

Indexed Universal Life	0.00% - 1.50%	—	—	—	—	—
	1.51% - 2.50%	1,112	218	1,001	—	2,331
	Greater than 2.50%	—	—	—	—	—
	Total	$1,112	$218	$1,001	$—	$2,331

EQUI-VEST Individual	0.00% - 1.50%	$47	$205	$—	$—	$252
	1.51% - 2.50%	42	—	—	—	42
	Greater than 2.50%	1,670	—	—	—	1,670
	Total	$1,759	$205	$—	$—	$1,964

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$488	$2,020	$11	$277	$2,796
	1.51% - 2.50%	269	—	—	—	269
	Greater than 2.50%	2,642	—	—	—	2,642
	Total	$3,399	$2,020	$11	$277	$5,707

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,202	666	73	—	1,941
	Greater than 2.50%	—	—	—	—	—
	Total	$1,202	$666	$73	$—	$1,941

Variable Universal Life	0.00% - 1.50%	$18	$30	$2	$—	$50
	1.51% - 2.50%	73	12	—	—	85
	Greater than 2.50%	460	—	2	—	462
	Total	$551	$42	$4	$—	$597

Investment Edge	0.00% - 1.50%	$7	$—	$—	$—	$7
	1.51% - 2.50%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$7	$—	$—	$—	$7

GMxB Core	0.00% - 1.50%	$32	$—	$—	$—	$32
	1.51% - 1.51%	—	—	—	—	—
	Greater than 2.50%	—	—	—	—	—
	Total	$32	$—	$—	$—	$32

Separate Account - Summary
The following tables reconcile the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	December 31,
	2023	2022
	(in millions)
Separate Account Reconciliation
VUL	$2,128	$1,653
GMxB Core	2,166	756
IE	226	26
Reinsured	1,022	913
Other	212	26
Total	$5,754	$3,374

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

The following tables present the balances of and changes in Separate Account liabilities:

	Year Ended December 31, 2023
	VUL	GMxB Core	IE	Reinsured (2)
	(in millions)
Balance, beginning of year	$1,653	$756	$26	$913
Premiums and deposits	407	1,117	511	21
Policy charges	(133)	(12)	—	(32)
Surrenders and withdrawals	(47)	(37)	(6)	(70)
Benefit payments	(10)	(6)	—	(16)
Investment performance (1)	315	188	15	(2)
Net transfers from (to) general account	(57)	160	(320)	208
Other charges	—	—	—	—
Balance, end of year	$2,128	$2,166	$226	$1,022

Cash surrender value	$1,796	$2,011	$216	$—
_______________
(1)Investment performance is reflected net of mortality and expense fees.
(2)Reinsured primarily reflects Protective Life reinsured ceded business.

	VUL	GMxB Core	IE	Reinsured (1)

Balance, beginning of year	$1,832	$315	$—	$1,244
Premiums and deposits	358	536	—	—
Policy charges	(116)	(4)	33	(35)
Surrenders and withdrawals	(28)	(12)	—	—
Benefit payments	(9)	(2)	—	—
Investment performance (2)	(335)	(77)	—	(247)
Net transfers from (to) general account	(49)	—	(7)	(49)
Other charges	—	—	—	—
Balance, end of year	$1,653	$756	$26	$913

Cash surrender value	$1,338	$693	$25	$—
______________
(1)Reinsured primarily reflects Protective Life reinsured ceded business.
(2)Investment performance is reflected net of mortality and expense fees.
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,642	$3,100	$12	$5,754
Total	$2,642	$3,100	$12	$5,754

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	December 31, 2022
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,096	$1,265	$13	$3,374
Total	$2,096	$1,265	$13	$3,374

10)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Direct charges and fee income	$383	$266	$261
Reinsurance assumed - Equitable Financial	1,015	—	—
Reinsurance ceded	(111)	(37)	(57)
Policy charges and fee income	$1,287	$229	$204

Direct premiums	$353	$272	$201
Reinsurance assumed - Equitable Financial	174	—	—
Reinsurance ceded	(59)	(49)	(44)
Premiums	$468	$223	$157

Direct policyholders’ benefits	$460	$419	$415
Reinsurance assumed - Equitable Financial	528	—	—
Reinsurance ceded	(108)	(119)	(160)
Policyholders’ benefits	$880	$300	$255

Direct interest credited to policyholders’ account balances	$250	$106	$139
Reinsurance assumed - Equitable Financial	471	—	—
Reinsurance ceded	(33)	(16)	(57)
Interest credited to policyholders’ account balances	$688	$90	$82
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
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
Equitable America had a quota share arrangement with AXA Global Re (formerly AXA Cessions), assuming a percentage of excess Life/Disability/A&H business. The contract is now closed to new business.
Beginning in 2015, group short and long-term disability is being reinsured with Group Reinsurance Plus (GRP) via a quota share arrangement.
Assumed Reinsurance
On May 17, 2023, the Company entered into a Reinsurance Treaty with Equitable Financial, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. See Note 1 of the Notes to these Consolidated Financial Statements for further details on the transaction.

There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable Financial. The following table summarizes the composition of the pool of assets:

	December 31, 2023
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$24,725	$24,725
Mortgage loans on real estate	8,405	7,409
Policy loans	248	250
Other equity investments	238	238
Other invested assets (1)	8,256	8,257
Total assets supporting funds withheld	$41,872	$40,879
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.
11)    RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. The Company has entered into related party transactions that are described herein.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable Financial, effective for April 1, 2023. See Note 1 and Note 10 of the Notes to these Consolidated Financial Statements for further details.
Equitable Financial term insurance contracts outside of New York that allow policyholders to convert their policies into permanent life insurance contracts are fulfilled by the Company upon conversion. As part of fulfillment the Company takes on additional mortality risks, and accordingly is compensated for the expected adverse mortality cost and additional expenses incurred in fulfilling Equitable Financial’s term conversion obligations. Under this agreement that commenced in 2022, Equitable Financial paid the Company $24 million and $22 million during the years ended December 31, 2023 and 2022.
On December 31, 2021, the Company entered into administrative agreements with EIMG and EIM LLC where the Company provides certain administrative services to EIMG and EIM LLC related to the establishment and maintenance of the Separate Accounts, shareholder servicing, customer support, and other similar services. The

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
administrative fees are recorded in investment management and service fees. During the years ended December 31, 2023 and 2022, the Company recorded fees earned from EIMG and EIM LLC of $17 million, and $12 million.
On May 14, 2021, the Company transferred its investment in AB to its parent EFS as a non-cash dividend (non-cash financing activity for purposes of cash flow), which subsequently distributed such units to Holdings. The units were transferred at their carrying value of $61 million.
Under Equitable America’s service agreement with Equitable Financial, personnel services, employee benefits, facilities, supplies and equipment are provided to Equitable America to conduct its business. The associated costs related to the service agreement are allocated to Equitable America based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support Equitable America. As a result of such allocations, Equitable America incurred expenses of $121 million, $116 million, and $132 million during years ended December 31, 2023, 2022 and 2021, respectively.
Equitable America incurred distribution fee charges from Equitable Network, LLC of $303 million, $138 million, and $136 million in years ended December 31, 2023, 2022 and 2021, respectively, and from Equitable Distributors, LLC of $332 million, $82 million, and $59 million in years ended December 31, 2023, 2022 and 2021, respectively, for distributing Equitable America’s products.
In addition to the Equitable Financial service agreement, Equitable America has various other service and investment advisory agreements with AB. The amount of expenses incurred by Equitable America related to these agreements were $5 million, $3 million, and $2 million for years ended December 31, 2023, 2022 and 2021, respectively.
Equitable America cedes a portion of its life business through excess of retention treaties to Equitable Financial on a yearly renewal term basis and reinsured the no-lapse guarantee riders through EQ AZ Life Re Company on a 90% first dollar quota share basis. The letter of credit amount at both December 31, 2023 and 2022 was $45 million and was guaranteed by Holdings. Premiums ceded from the above mentioned affiliated reinsurance transactions during years ended December 31, 2023, 2022 and 2021, were $9 million, $8 million and $7 million, respectively. There were no claims ceded for any of the years.
The Company entered into a borrowing agreement with Holdings. Under the agreement, the Company is authorized to borrow, on an unsecured basis, from EQH an aggregate amount not to exceed 3% of the admitted assets of the Company’s general account as of the end of the previous year. The proceeds of such borrowings shall be used for short-term liquidity purposes. The terms of such borrowings shall reflect arms’ length terms for similar loans to unaffiliated third parties and the interest rate on any loan obtained pursuant to this agreement shall be at a market rate for a loan of comparable maturity to a similarly situated borrower.
12)     SHARE-BASED COMPENSATION PROGRAMS
Certain employees of Equitable Financial who perform services for the Company participate in various share-based payment arrangements sponsored by Equitable Financial or Holdings. The Company was allocated $2 million, $3 million, and $3 million of compensation costs, included in compensation and benefits in the statements of income (loss), for share-based payment arrangements during the years ended December 31, 2023, 2022 and 2021, respectively.
13)    INCOME TAXES

A summary of the income tax (expense) benefit in the statements of income (loss) follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(790)	$—	$—
Deferred (expense) benefit	556	22	24
Total	$(234)	$22	$24

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 21% . The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Expected income tax (expense) benefit	$(299)	$24	$23
Non-taxable investment income	1	2	1
Valuation allowance	64	(4)	—
Income tax (expense) benefit	$(234)	$22	$24
The components of the net deferred income taxes are as follows:

	December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Net operating loss and credits	$4	$—	$17	$—
Reserves and reinsurance	1,144	—	259	—
DAC	—	128	—	80
Unrealized investment gains (losses)	34	—	82	—
Investments	—	421	—	132
Other	108	—	16	—
Valuation allowance	(5)	—	(85)	—
Total	$1,285	$549	$289	$212
During the fourth quarter of 2022, the Company established a valuation allowance of $85 million against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. Due to the potential need for liquidity in a macro stress environment the Company was not able to assert that it would hold the underlying securities to recovery. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in OCI. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. Based on all available evidence, as of December 31, 2023, the Company concluded that the deferred tax asset related to unrealized tax capital losses on securities that the Company intends to hold to recovery is more-likely-than-not to be realized and a valuation allowance is not necessary. The company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery.
For the year ended December 31, 2023, the Company recorded a decrease to the valuation allowance of $16 million in OCI. For the year ended December 31, 2023, the Company recorded a decrease to the valuation allowance of $64 million in net income. A valuation allowance of $5 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in AOCI related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
The Company has Federal net operating loss carryforwards of $0 million and $55 million, for the years ending December 31, 2023 and 2022, respectively, which do not expire.
The Company has current income tax payable of $791 million and $2 million, for the years ending December 31, 2023 and 2022, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance at January 1,	$1	$1	$1
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$1	$1	$1

Unrecognized tax benefits that, if recognized, would impact the effective rate	$1	$1	$1

It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2023, tax years 2014 and subsequent remain subject to examination by the IRS.
14)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Unrealized gains (losses) on investments	$(51)	$(382)
Market risk benefits - instrument-specific credit risk component	(649)	1
Liability or future policy benefits - current discount rate component	6	—
Accumulated other comprehensive income (loss)	$(694)	$(381)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The components of OCI, net of taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period (1)	$192	$(495)	$(90)
(Gains) losses reclassified into net income (loss) during the period (2)	4	6	(3)
Net unrealized gains (losses) on investments	196	(489)	(93)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	—	9	(2)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $33, $(25) and $(25))	196	(480)	(95)
Change in LFPB discount rate and MRB credit risk
Change in market risk benefits - instrument-specific credit risk (net of deferred income tax expense (benefit) of $(137), $0 and $0)	(513)	1	—
Changes in liability for future policy benefits - current discount rate (net of deferred income tax expense (benefit) of $1, $0, and $0)	4	—	—
Other comprehensive income (loss), net of income taxes	(313)	(479)	(95)
Cumulative effect of adoption of ASU 2018-02, Long Duration Targeted Improvements (net of deferred income tax expense (benefit) of $0, $0 and $15)	—	—	57
Other comprehensive income (loss)	$(313)	$(479)	$(38)
______________
(1)For 2022, unrealized gains (losses) arising during the period is presented net of a valuation allowance of $81 million established during the fourth quarter of 2022. The Company established the valuation allowance against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio. As of December 31, 2023, a valuation allowance of $5 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized. See Note 13 of the Notes to these Consolidated Financial Statements for details on the valuation allowance.
(2)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(1) million, $(1) million, $1 million and for the years ended December 31, 2023, 2022 and 2021, respectively.
Investment gains and losses reclassified from AOCI to net income (loss) primarily consist of realized gains (losses) on sales and credit losses of AFS securities and are included in total investment gains (losses), net on the consolidated statements of income (loss). Amounts presented in the table above are net of tax.
15)    COMMITMENTS AND CONTINGENT LIABILITIES
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
certain of the Company’s litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company’s results of operations or cash flows in a particular quarterly or annual period.
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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

FHLB
As a member of the FHLB, the Company has access to collateralized borrowings. Collateralized borrowings require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral, and are reported in policyholders’ account balances in the balance sheets. The Company had no collateralized borrowings outstanding at December 31, 2023 or 2022.
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion. The Company had $0 outstanding as of December 31, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2023, these arrangements include commitments by the Company to provide equity financing of $147 million to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

The Company had $62 million of commitments under existing mortgage loans or mortgage loan commitment agreements at December 31, 2023.
16)    INSURANCE STATUTORY FINANCIAL INFORMATION
For 2023, 2022 and 2021, respectively, the Company’s statutory net income (loss) totaled $812 million, $(21) million and $(44) million. Statutory surplus, Capital stock and AVR totaled $4.4 billion and $420 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, Equitable America, in accordance with various government and state regulations, had $8 million of securities on deposit with such government or state agencies.
Dividend Restrictions
As a domestic insurance subsidiary regulated by the insurance laws of Arizona, Equitable America is subject to restrictions as to the amounts the Company may pay as dividends and amounts the Company may repay of surplus notes to EFS.
Under Arizona Insurance Law, a domestic life insurer may without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. Based on this formula, the Company could pay an ordinary dividend of up to approximately $440 million during 2024.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
On April 13, 2021, the Company was granted permission by the Arizona Department of Insurance and Financial Institutions to pay an extraordinary distribution of its 2.6 million AB units to its parent, EFS. On May 14, 2021, the Company recorded the transfer of the units as a return of capital at its carrying value of $61 million.
Intercompany Reinsurance
Equitable America reinsured the no lapse guarantee riders contained in certain variable and interest-sensitive life policies to EQ AZ Life Re. Equitable America receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re held letters of credit of $45 million at both December 31, 2023 and 2022. These letters of credit were guaranteed by Holdings.
Prescribed and Permitted Accounting Practices
As of December 31, 2023, the following two prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is a decrease of approximately $94 million in statutory surplus as of December 31, 2023.
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net Investment Income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line).
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $621 million in statutory special surplus funds as of December 31, 2023.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with SAP and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein L.P. (“AllianceBernstein”) under SAP reflects a portion of the market value change rather than the equity in the underlying net assets as required under U.S.GAAP; (g) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; (h) the fair valuing of all acquired assets and liabilities including intangible assets required for U.S. GAAP purchase accounting is not recognized in SAP; (i) reserves and reinsurance recoverables on unpaid claims on reinsured business are netted in aggregate reserves and the liability for life policy claims, respectively, under SAP while under U.S. GAAP these reinsured amounts are reflected

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
as an asset; (j) under SAP, premiums, regardless of policy type, are recognized when due and include the change in the deferred premium asset while under U.S. GAAP revenue recognition varies by product type and does not include the change in deferred premiums; and (k) derivatives unrealized gains and losses recognized in surplus under SAP but in income under U.S. GAAP.
17)    UNPAID CLAIM AND CLAIM EXPENSES
The following summarizes the change in liability for unpaid claims and claim expenses:
Liability for Unpaid Claims and Claim Expenses

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Gross Balance, beginning of year	$110	$78	$40
Less Reinsurance	36	23	15
Net Balance, beginning of year	74	55	25

Incurred Claims (net) Related to:
Current Period	237	190	139
Prior Period	(15)	(6)	11
Total Incurred	222	184	150

Paid Claims (net) Related to:
Current Period	162	131	101
Prior Period	41	34	19
Total Paid	203	165	120

Net Balance, end of year	93	74	55
Add Reinsurance	48	36	23
Gross Balance, end of year	$141	$110	$78

The table below presents incurred claims development as of December 31, 2023, net of reinsurance, cumulative claims frequency, and the total incurred but not reported liability (“IBNR”) for Equitable America’s long-term disability business:

	2023	2022	2021	2020	2019	2018	2017	IBNR	Claim Frequency
	(in millions)
Long-term Disability
Incurral Year
2017	$2	$2	$2	$2	$2	$2	$2		113
2018	4	5	4	5	4	5			191
2019	5	5	5	6	7				265
2020	8	8	9	10					374
2021	15	16	16						653
2022	19	22							716
2023	29							$10	532
Cumulative LTD Incurred Claims	$82	$58	$36	$23	$13	$7	$2	$10

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The table below presents incurred claims development as of December 31, 2022, net of reinsurance, cumulative claims frequency, and total IBNR for Equitable America’s long-term disability business:

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
The following table reconciles the long-term disability net incurred claims development table to the liability for unpaid claims and claim expenses in the Company’s balance sheets:

	December 31,
	2023	2022
	(in millions)
Long-Term Disability Claim Development Table, net of reinsurance
Undiscounted LTD Incurred Claims, net of reinsurance	$82	$57
Subtract Cumulative LTD Paid Claims, net of reinsurance	(33)	(21)
Subtract Impact of LTD Discounting, net of reinsurance	(6)	(4)
LTD liabilities for unpaid claim and claim expense, net of reinsurance	$43	$32

Unpaid Claims and Claim Expenses, net of reinsurance
LTD liabilities for unpaid claim and claim expense, net of reinsurance	$43	$32
Other short-duration contracts, net of reinsurance	50	42
Total liabilities for unpaid claim and claim expense, net of reinsurance	$93	$74

Reinsurance Recoverable on unpaid claims
Long-term disability	$43	$33
Other short-duration contracts	5	3
Total Reinsurance Recoverable	$48	$36

Total liability for unpaid claim and claim expense	$141	$110

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
18)    REVENUES FROM EXTERNAL CUSTOMERS
Revenue from external customers, by product, is shown in the table that follows:

	December 31,
	2023 (1)	2022	2021
	(in millions)
Individual Variable Annuity Products
Premiums	$—	$—	$—
Fees	33	13	2
Others	4	2	3
Total	$37	$15	$5

Life Insurance Products
Premiums	$—	$—	$—
Fees	368	343	310
Others	—	1	2
Total	$368	$344	$312

Employee Benefit Products
Premiums	$294	$223	$157
Fees	—	—	—
Others	1	1	—
Total	$295	$224	$157
(1) Excludes reinsurance assumed from Equitable Financial.

19)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company identified certain errors in its previously issued September 30 and June 30, 2023 interim financial statements primarily related to the initial and ongoing recording for the Reinsurance Treaty. Management evaluated these errors in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC" 250, Accounting Changes and Error Corrections) and concluded they were not material to any previously reported quarterly financial statements. However, in order to improve the consistency and comparability of the financial statements, management will revise the financial statements and related disclosures to correct these errors in future interim filings. As part of correcting the errors associated with the Reinsurance Treaty, other immaterial errors, including coding errors impacting the inforce used to calculate actuarial reserves, which were previously recorded as out of period misstatements in previously issued 2023 interim financial statements were also corrected and properly reflected in the financial statements as of and for the period ended December 31, 2022. Impacted financial statements include the previously issued September 30, June 30 and March 31, 2023 interim financial statements and December 31, 2022 annual financial statements
The following tables present line items for the December 31, 2022 annual financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact of the errors, and the amounts as revised.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	December 31, 2022
	As Previously Reported	Adjustments	As Revised

Balance Sheets
Current and deferred income taxes	76	1	77
Assets for Market Risk Benefits	12	(1)	11
Total Assets	8,226	—	8,226
Liability for Market Risk Benefits	15	1	16
Total Liabilities	7,994	1	7,995
Accumulated deficit	(220)	(2)	(222)
Accumulated other comprehensive income (loss)	(382)	1	(381)
Total Equity	232	(1)	231
Total Liabilities and Equity	8,226	—	8,226

	Twelve Months Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised

Statements of Income (Loss)
Benefits and other deductions
Change in Market Risk Benefits and Purchased Market Risk Benefits	(15)	3	(12)
Total benefits and deductions	650	3	653
Income (loss) from continuing operations, before income taxes	(107)	(3)	(110)
Income tax (expense) benefit from continuing operations	21	1	22
Net income (loss) from continuing operations	(86)	(2)	(88)
Net income (loss)	(86)	(2)	(88)

	Twelve Months Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised

Statements of Comprehensive Income (Loss)
Net income (loss)	$(86)	$(2)	$(88)
Change in unrealized gains (losses), net of reclassification adjustment	(481)	1	(480)
Other comprehensive income	(480)	1	(479)
Comprehensive income (loss)	(566)	(1)	(567)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Years Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Statements of Equity
Accumulated Deficit, beginning of year	(134)	—	(134)
Net income (loss)	(86)	(2)	(88)
Accumulated Deficit, end of year	(220)	(2)	(222)

Accumulated other comprehensive income (loss), beginning of year	98	—	98
Other comprehensive income (loss)	(480)	1	(479)
Accumulated other comprehensive income (loss), end of year	(382)	1	(381)
Total equity, end of year	232	(1)	231

	Year Ended December 31, 2022
	As Reported	Adjustments	As Revised

Statement of Cash Flows
Cash flow from operating activities
Net income (loss)	$(86)	$(2)	$(88)
Change in Market Risk Benefits	(15)	3	(12)
Current and deferred income taxes	(21)	(1)	(22)
Net cash provided by (used in) operating activities	(352)	—	(352)

The Company will also revise previously reported quarterly and year-to-date interim financial information from previously issued September 30, June 30 and March 31, 2023 interim financial statements for these errors in its future interim filings.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2023

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$15	$15	$15
State, municipalities and political subdivisions	50	43	43
Foreign governments	31	31	31
Public utilities	784	761	761
All other corporate bonds	5,058	4,901	4,901
Residential mortgage-backed	961	972	972
Asset-backed	2,956	2,986	2,986
Commercial mortgage-backed	195	182	182
Total fixed maturities, AFS	10,050	9,891	9,891
Mortgage loans on real estate (2)	296	297	294
Policy loans	268	275	268
Other equity investments	20	19	19
Trading securities	2	—	—
Other invested assets	351	351	351
Total Investments	$10,987	$10,833	$10,823
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2023
Life insurance in-force	$108,947	$16,237	$36,074	$128,784	28.0%

Premiums:
Life insurance and annuities	$132	$28	$174	$277	62.8%
Accident and health	221	31	—	191	—%
Total premiums	$353	$59	$174	$468	37.2%

2022
Life insurance in-force	$100,944	$17,100	$—	$83,844	—%

Premiums:
Life insurance and annuities	$104	$22	$—	$82	—%
Accident and health	168	27	—	141	—%
Total premiums	$272	$49	$—	$223	—%

2021
Life insurance in-force	$93,301	$18,697	$—	$74,604	—%

Premiums:
Life insurance and annuities	$85	$24	$—	$61	—%
Accident and health	116	20	—	96	—%
Total premiums	$201	$44	$—	$157	—%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weakness discussed below, based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on management’s evaluation, because of the material weakness described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not timely design and implement effective controls over the Internal Reinsurance Treaty. Specifically, controls were not adequately designed or implemented to ensure the completeness and accuracy of the recording of the transaction in accordance with the contractual terms of the Internal Reinsurance Treaty. We have concluded that the deficiency constituted a material weakness in internal controls over financial reporting. As of December 31, 2023, this material weakness could have resulted in a misstatement of the reinsurance related balances or disclosures that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected.

The material weakness described above did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report, but did result in immaterial errors to the interim periods ended September 30, 2023 and June 30, 2023. Until remediated, there is a reasonable possibility that this material weakness could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.
Remediation Efforts to Address the Material Weakness
Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, has taken actions toward the remediation of the material weakness in internal control over financial reporting, including designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
Except as noted above with respect to our remediation efforts, there were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2023, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
Insider trading arrangements
During the three months ended December 31, 2023, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) serves as the principal external auditing firm for our parent company. Subsidiaries, including Equitable America, are allocated PwC fees attributable to services rendered by PwC to each subsidiary. PwC fees allocated to Equitable America along with a description of the services rendered by PwC to Equitable America are detailed below for the periods indicated.

	Year Ended December 31,
	2023	2022
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$0.9	$0.7
Audit-related fees	0.5	0.2
Tax fees	—	—
All other fees	—	—
Total	$1.4	$0.9

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
All services provided by PwC in 2023 were pre-approved in accordance with the procedures described above.

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

Assets under management (“AUM”)	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our retirement and protection businesses. Total AUM reflects exclusions between segments to avoid double counting.

Combined RBC Ratio	Calculated as the overall aggregate RBC ratio for the Company’s insurance subsidiaries including capital held for its life insurance and variable annuity liabilities and non-variable annuity insurance liabilities.

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and deposits and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

ACRONYMS
•“AB” or “AllianceBernstein” means AB Holding and ABLP.
•“AB Holding” means AllianceBernstein Holding L.P., a Delaware limited partnership
•“AB Holding Units” means units representing assignments of beneficial ownership of limited partnership interests in AB Holding
•“ABLP” means AllianceBernstein L.P., a Delaware limited partnership and the operating partnership for the AB business
•“AFS” means available-for-sale
•“AI” means artificial intelligence
•“AOCI” means accumulated other comprehensive income
•“ASC” means Accounting Standards Codification
•“ASU” means Accounting Standards Update
•“AVR” means asset valuation reserve
•“AXA” means AXA S.A., a société anonyme organized under the laws of France, and formerly our controlling stockholder.
•“bps” means basis points
•“Broker-Dealers” means collectively, Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc.
•CCPA” means California Consumer Privacy Act
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CFTC” means U.S. Commodity Futures Trading Commission
•“CISO” means Chief Information Security Officer
•“CLO” means collateralized loan obligation
•Code” means the internal Revenue Code of 1986
•“COLI” means corporate owned life insurance
•“Company” means Equitable Holdings, Inc. with its consolidated subsidiaries
•“COSO framework” means Committee of Sponsoring Organizations of the Treadway Commission
•“COVID-19” means coronavirus disease of 2019
•“CPPA” California Privacy Rights Agency
•“CPRA” California Privacy Rights Act
•“CRPs” means Credit Rating Providers
•“CSA” means credit support annex
•“Cybersecurity Final Rule” means the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule
•“DCO” means designated clearing organization
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DPL” means deferred profit liability
•“DSC” means debt service coverage
•“ECDIS” means external customer data and information sources

•“EDP” means electronic data processing
•“EFIMA” means Equitable Financial Investment Management Ameriica, LLC
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
•“EIM LLC” means Equitable Investment Management, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
•“EIMG” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
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
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FSOC” means Financial Stability Oversight Council
•“GAIA” means general account investment portfolio
•“GCC” means group capital calculation
•The “General Partner” means AllianceBernstein Corporation, a Delaware corporation and the general partner of AB Holding and ABLP.
•“Generative AI” means generative artificial intelligence
•“Holdings” means Equitable Holdings, Inc.
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IMR” means interest maintenance reserve
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IT” means information technology
•“IUL” means indexed universal life
•“IUS” means Investments Under Surveillance
•“LDTI” means long duration targeted improvements
•“LFPB” means liability for future policy benefits
•“LGD” means loss given default
•“LIBOR” means London Interbank Offered Rate
•“Liquidity Stress Test” means a liquidity stress-testing framework
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“Model 674” means Consumer Privacy Protections and Model Law
•“MRBs” means market risk benefits
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NFA” means National Futures Association
•“NI” means non-insulated

•NIST CSF” means National Institute of Standards and Technology Framework Cyber Security Framework
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•“NRSRO” means Nationally Recognized Statistical Ratings Organization
•NY Cybersecurity Regulation” means Cybersecurity Requirements for Financial Services Companies
•“NYDFS” means New York State Department of Financial Services
•“OCI” means other comprehensive income
•“ORSA” means Own Risk and Solvency Assessment Model Act
•“OTC” means over-the-counter
•“OTTI” means other than temporary impairment
•“PD” means probability of default
•“PFBL” means profits followed by losses
•“PPWG” means Privacy Protections Working Group
•“Prudential Regulators” means collectively, SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency
•“PwC” means PricewaterhouseCoopers LLP
•“Safeguards Rule” means amendments to the Standards for Safeguarding Customer Information Rule“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SECURE” means Setting Every Community Up for Retirement Enhancement
•“SIFI” means systematically important financial institution
•“SIO” means structured investment option
•“SPLLC” means special purpose limited liability company
•“SSAP” means Statements of Standard Accounting Practice
•“Standard” means NAIC accreditation standards
•“TDRs” means troubled debt restructurings
•“U.S.” means United States
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“USD” means United States Dollar
•“UL” means universal life
•“Valuation Manual” means NAIC’s Valuation Manual
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

10.2
Indemnity Reinsurance Agreement, by and between Equitable Financial Life Insurance Company and Equitable Financial Life Insurance Company of America, dated as of May 17, 2023 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2023).

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
______________
#    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2024.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 18, 2024.

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