Form 10-Q
period 2024-03-31
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2024-05-09
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, indebtedness, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees at Equitable Financial and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $11,551 and $10,050) (allowance for credit losses of $0 and $0 )	$11,306	$9,891
Mortgage loans on real estate (net of allowance for credit losses of $3 and $2)	546	294
Policy loans	278	268
Other equity investments	24	19
Other invested assets	174	351
Total investments	12,328	10,823
Cash and cash equivalents	3,512	1,838
Deferred policy acquisition costs	1,348	1,212
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	944	961
Funds withheld receivable	9,755	10,603
Reinsurance deposit assets	12,411	12,566
Purchased market risk benefits	7	9
Other assets	543	406
Assets for market risk benefits	34	24
Separate Accounts assets	6,830	5,754
Total Assets	$47,712	$44,196

LIABILITIES
Policyholders’ account balances	$28,256	$24,963
Liability for market risk benefits	6,383	7,333
Future policy benefits and other policyholders' liabilities	1,801	1,653
Amounts due to reinsurers	105	110
Current and deferred income taxes	35	54
Other liabilities	2,228	2,169
Separate Accounts liabilities	6,830	5,754
Total Liabilities	$45,638	$42,036
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,884	1,882
Retained earnings (accumulated deficit)	886	969
Accumulated other comprehensive income (loss)	(699)	(694)
Total Equity	2,074	2,160
Total Liabilities and Equity	$47,712	$44,196
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$404	$61
Premiums	132	69
Net derivative gains (losses)	(1,055)	6
Net investment income (loss)	161	29
Investment gains (losses), net	(1)	(5)
Investment management and service fees	128	5
Other income	35	6
Total revenues	(196)	171

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	291	79
Remeasurement of liability for future policy benefits	(9)	(1)
Change in market risk benefits and purchased market risk benefits	(1,034)	1
Interest credited to policyholders’ account balances	262	23
Compensation and benefits	19	13
Commissions	107	31
Amortization of deferred policy acquisition costs	27	12
Amortization of reinsurance deposit assets	153	1
Other operating costs and expenses	94	22
Total benefits and other deductions	(90)	181
Income (loss) from continuing operations, before income taxes	(106)	(10)
Income tax (expense) benefit	23	72
Net income (loss)	(83)	62

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(83)	$62

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(71)	75
Change in market risk benefits - instrument-specific credit risk	48	4
Change in liability for future policy benefits - current discount rate	18	—
Other comprehensive income (loss), net of income taxes	(5)	79
Comprehensive income (loss)	$(88)	$141
_____________
(1)See Note 12 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$1,882	$969	$(694)	$2,160
Net income (loss)	—	—	(83)	—	(83)
Other comprehensive income (loss)	—	—	—	(5)	(5)
Other	—	2	—	—	2
Balance, March 31, 2024	$3	$1,884	$886	$(699)	$2,074

Balance, beginning of period	$3	$831	$(222)	$(381)	$231
Net income (loss)	—	—	62	—	62
Other comprehensive income (loss)	—	—	—	79	79
Balance, March 31, 2023	$3	$831	$(160)	$(302)	$372

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(83)	$62
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	262	23
Policy charges and fee income	(404)	(61)
Net derivative (gains) losses	1,055	(6)
Investment (gains) losses, net	1	5
Realized and unrealized (gains) losses on trading securities	—	2
Non-cash long-term incentive compensation expense	1	1
Amortization and depreciation	142	13
Remeasurement of liability for future policy benefits	(9)	(1)
Change in market risk benefits	(1,034)	1
Changes in:
Reinsurance recoverable	(43)	(9)
Funds withheld receivable	18	—
Capitalization of deferred policy acquisition costs	(163)	(76)
Future policy benefits	154	9
Current and deferred income taxes	(23)	(72)
Other, net	360	89
Net cash provided by (used in) operating activities	$234	$(20)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$346	$58
Short-term investments	2	—
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(1,818)	(963)
Mortgage loans on real estate	(254)	—
Trading account securities	—	(2)
Short-term investments	(5)	—
Other	(4)	—
Cash settlements related to derivative instruments, net	(101)	(96)
Other, net	(12)	(6)
Net cash provided by (used in) investing activities	$(1,846)	$(1,009)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,088	$1,202
Withdrawals	(435)	(13)
Transfer (to) from Separate Accounts	27	(15)
Payments of market risk benefits	(190)	—
Change in collateralized pledged assets	2	—
Change in collateralized pledged liabilities	773	96
Changes in securities lending payable	21	—
Net cash provided by (used in) financing activities	$3,286	$1,270

Change in cash and cash equivalents	1,674	241
Cash and cash equivalents, beginning of period	1,838	294
Cash and cash equivalents, end of period	$3,512	$535

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
The terms “first quarter 2024” and “first quarter 2023” refer to the three months ended March 31, 2024 and 2023, respectively. The terms “first three months of 2024” and “first three months of 2023” refer to the three months ended March 31, 2024 and 2023, respectively.
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
SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors
The SEC adopted rules requiring registrants to disclose climate-related information in registration statements and annual reports. The new rules include disclosure of material climate-related risks, including descriptions of board oversight and risk management activities. the material impacts of these risks on a registrant’s strategy, business model and outlook and any material climate-related targets or goals. In addition, registrants will need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. In April 2024, citing litigation challenging the rules that commenced immediately after they were issued, the SEC issued an order staying applicability of the rules while judicial review proceeds.

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

Accounting and Consolidation of VIEs
For all new investment products and entities developed by the Company, the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity is determined to be a VIE, the Company then determines whether it is the primary beneficiary of the VIE based on its beneficial interests. If the Company is deemed to be the primary beneficiary of the VIE, the Company consolidates the entity.
Quarterly, management of the Company reviews its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the entities the Company is required to consolidate under this guidance. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts, and limited partnerships.
The analysis performed to identify variable interests held, determine whether entities are VIEs or VOEs, and evaluate whether the Company has a controlling financial interest in such entities requires the exercise of judgment and is updated on a continuous basis as circumstances change or new entities are developed. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, including consideration of economic interests in the VIE held directly and indirectly through related parties and entities under common control, as well as quantitatively, as appropriate.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Consolidated VIEs
As of March 31, 2024 and December 31, 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 are total assets of $149 million and $0 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of March 31, 2024 and December 31, 2023, respectively, the Company held approximately $4 million and $0 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $46 million and $0 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $4 million and $0 million and approximately $207 million and $147 million of unfunded commitments as of March 31, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Revision of Previously Issued Financial Statements
The Company identified certain errors in its previously issued financial statements primarily related to the initial and ongoing recording for the Reinsurance Treaty and coding errors impacting the inforce used to calculate actuarial reserves. The impact of these errors to prior periods’ financial statements was not considered to be material. In order to improve the consistency and comparability of the financial statements, management revised the financial statements to include the revisions discussed herein. See Note 16 of the Notes to these Financial Statements for details of the revision.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2024 and December 31, 2023 was $89 million and $78 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2024 and 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2024:
Fixed Maturities:
Corporate (1)	$6,281	$—	$60	$317	$6,024
U.S. Treasury, government and agency	15	—	—	1	14
States and political subdivisions	51	—	—	8	43
Foreign governments	49	—	1	1	49
Residential mortgage-backed	1,112	—	8	8	1,112
Asset-backed (2)	3,778	—	34	3	3,809
Commercial mortgage-backed	265	—	2	12	255
Total at March 31, 2024	$11,551	$—	$105	$350	$11,306

December 31, 2023:
Fixed Maturities:
Corporate (1)	$5,842	$—	$96	$276	$5,662
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	50	—	—	7	43
Foreign governments	31	—	1	1	31
Residential mortgage-backed	961	—	15	4	972
Asset-backed (2)	2,956	—	32	2	2,986
Commercial mortgage-backed	195	—	1	14	182
Total at December 31, 2023	$10,050	$—	$145	$304	$9,891
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2024:
Contractual maturities:
Due in one year or less	$123	$123
Due in years two through five	1,599	1,587
Due in years six through ten	3,260	3,199
Due after ten years	1,414	1,221
Subtotal	6,396	6,130
Residential mortgage-backed	1,112	1,112
Asset-backed	3,778	3,809
Commercial mortgage-backed	265	255
Total at March 31, 2024	$11,551	$11,306

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Proceeds from sales	$—	$50
Gross gains on sales	$—	$—
Gross losses on sales	$—	$(5)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

Three Months Ended March 31,
	2024	2023
(in millions)
Balance, beginning of period	$—	$—
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—
Balance, end of period	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended March 31, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(159)	$8	$(33)	$(184)
Net investment gains (losses) arising during the period	(85)	—	—	(85)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Other	—	—	(4)	(4)
Impact of net unrealized investment gains (losses)	—	1	18	19
Net unrealized investment gains (losses) excluding credit losses	(244)	9	(19)	(254)
Balance, end of period	$(244)	$9	$(19)	$(254)

	Three Months Ended March 31, 2023
Balance, beginning of period	$(388)	$8	$(1)	$(381)
Net investment gains (losses) arising during the period	71	—	—	71
Reclassification adjustment:
Included in net income (loss)	5	—	—	5
Other	—	—	16	16
Impact of net unrealized investment gains (losses)	—	(2)	(16)	(18)
Net unrealized investment gains (losses) excluding credit losses	(312)	6	(1)	(307)
Balance, end of period	$(312)	$6	$(1)	$(307)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 1,088 issues as of March 31, 2024 and the 891 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2024:
Fixed Maturities:
Corporate	$1,237	$16	$1,974	$301	$3,211	$317
U.S. Treasury, government and agency	—	—	8	1	8	1
States and political subdivisions	—	—	32	8	32	8
Foreign governments	25	1	4	—	29	1
Residential mortgage-backed	396	4	19	4	415	8
Asset-backed	733	2	21	1	754	3
Commercial mortgage-backed	1	—	60	12	61	12
Total at March 31, 2024	$2,392	$23	$2,118	$327	$4,510	$350

December 31, 2023:
Fixed Maturities:
Corporate	$505	$7	$1,900	$269	$2,405	$276
U.S. Treasury, government and agency	—	—	8	—	8	—
States and political subdivisions	—	—	33	7	33	7
Foreign governments	7	1	4	—	11	1
Residential mortgage-backed	103	—	9	4	112	4
Asset-backed	290	1	23	1	313	2
Commercial mortgage-backed	29	—	61	14	90	14
Total at December 31, 2023	$934	$9	$2,038	$295	$2,972	$304

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.4% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2024 and December 31, 2023 were $83 million and $82 million, respectively, representing 4.0% and 3.8% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2024 and December 31, 2023, respectively, approximately $138 million and $92 million, or 1.2% and 0.9%, of the $11.6 billion and $10.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $0 million and $0 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, respectively, the $327 million and $295 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either March 31, 2024 or December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2024 and December 31, 2023, the estimated fair value of loaned securities was $21 million and $23 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of March 31, 2024 and December 31, 2023, cash collateral received in the amount of $21 million and $23 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the March 31, 2024 and December 31, 2023.
Mortgage Loans on Real Estate
In 2024 the Company began investing in residential mortgage loans. Accrued interest receivable on commercial and residential mortgage loans was $3 million and $1 million as of March 31, 2024 and December 31, 2023 and no accrued interest was written off for the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial and residential mortgage loans were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$2	$—
Current-period provision for expected credit losses	1	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	1	—
Balance, end of period	$3	$—

Residential mortgages:
Balance, beginning of period	$—	$—
Current-period provision for expected credit losses	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	—	—
Balance, end of period	$—	$—

Total allowance for credit losses	$3	$—
The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality and economic assumptions.
Credit Quality Information

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The Company’s commercial mortgage loans segregated by risk rating exposure were as follows:

Loan to Value (“LTV”) Ratios (1) (3)

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
0% - 50%	$—	$58	$—	$—	$—	$17	$—	$—	$75
50% - 70%	122	221	—	—	—	—	—	—	343
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—	—	—
Total commercial	$122	$279	$—	$—	$—	$17	$—	$—	$418

Debt Service Coverage (“DSC”) Ratios (2) (3)

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Greater than 2.0x	$—	$—	$—	$—	$—	$17	$—	$—	$17
1.8x to 2.0x	40	—	—	—	—	—	—	—	40
1.5x to 1.8x	—	—	—	—	—	—	—	—	—
1.2x to 1.5x	82	221	—	—	—	—	—	—	303
1.0x to 1.2x	—	58	—	—	—	—	—	—	58
Less than 1.0x	—	—	—	—	—	—	—	—	—
Total commercial	$122	$279	$—	$—	$—	$17	$—	$—	$418
_____________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Residential mortgage loans are excluded from the above tables.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
LTV Ratios (1) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
0% - 50%	$58	$—	$—	$—	$—	$17	$—	$—	$75
50% - 70%	221	—	—	—	—	—	—	—	221
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—	—	—
Total commercial	$279	$—	$—	$—	$—	$17	$—	$—	$296

DSC Ratios (2) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Greater than 2.0x	$—	$—	$—	$—	$—	$17	$—	$—	$17
1.8x to 2.0x	—	—	—	—	—	—	—	—	—
1.5x to 1.8x	—	—	—	—	—	—	—	—	—
1.2x to 1.5x	221	—	—	—	—	—	—	—	221
1.0x to 1.2x	58	—	—	—	—	—	—	—	58
Less than 1.0x	—	—	—	—	—	—	—	—	—
Total commercial	$279	$—	$—	$—	$—	$17	$—	$—	$296
_____________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Residential mortgage loans are excluded from the above tables.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators: (1)
Performing	$—	$96	$18	$16	$1	$—	$131
Nonperforming	—	—	—	—	—	—	—
Total	$—	$96	$18	$16	$1	$—	$131
_____________
(1)The Company began investing in residential mortgages in 2024. Therefore, 2023 comparative information is not applicable.
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans							Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due					Current	Total
	30-59 Days		60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2024:
Mortgage loans:
Commercial	$—	0	$—	$—	$—	$418	$418	$—	$418	$—	$—
Residential	—	0	—	—	—	131	131	—	131	—	—
Total	$—		$—	$—	$—	$549	$549	$—	$549	$—	$—
December 31, 2023:
Mortgage loans:
Commercial	$—		$—	$—	$—	$296	$296	$—	$296	$—	$—
Residential	—		—	—	—	—	—	—	—	—	—
Total	$—		$—	$—	$—	$296	$296	$—	$296	$—	$—
________________
(1)Amounts presented at amortized cost basis.

As of March 31, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$(1)
Unrealized and realized gains (losses) on equity securities	$—	$(1)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Trading Securities
As of March 31, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $0 million and $0 million. As of March 31, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$(2)
Unrealized and realized gains (losses) on trading securities	—	(2)
Net investment income (loss) from trading securities	$—	$(2)
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities	$143	$29
Mortgage loans on real estate	7	—
Policy loans	1	1
Other equity investments	1	(1)
Trading securities	—	(2)
Other investment income	13	3
Gross investment income (loss)	165	30
Investment expenses	(4)	(1)
Net investment income (loss)	$161	$29
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities	$—	$(5)
Mortgage loans on real estate	(1)	—
Investment gains (losses), net	$(1)	$(5)

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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	March 31, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$2,470	$—	$—	$—	$2,277	$—	$—	$—
Options	6,957	2,096	538	1,558	4,930	1,370	402	968
Interest rate contracts:
Futures	719	—	—	—	522	—	—	—
Other contracts:
Margin	—	138	—	138	—	133	—	133
Collateral	—	—	1,551	(1,551)	—	—	956	(956)
Total:	10,146	2,234	2,089	145	7,729	1,503	1,358	145

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	11,222	(11,222)	—	—	8,804	(8,804)
Funds withheld receivable (3)	—	(29)	—	(29)	—	100	—	100
Modco receivable (2)	—	—	(292)	292	—	—	(411)	411
Total embedded derivatives	—	(29)	10,930	(10,959)	—	100	8,393	(8,293)
Total derivative instruments	$10,146	$2,205	$13,019	$(10,814)	$7,729	$1,603	$9,751	$(8,148)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld receivable in the consolidated balance sheets.
The following table presents the effects of derivative instruments on the consolidated statements of income (loss) and comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
	Net Derivatives Gains (Losses)
	(in millions)
Derivatives:
Equity contracts:
Futures	$157	$16
Options	394	6
Interest rate contracts:
Futures	(24)	20
Total:	527	42

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Three Months Ended March 31,
	2024	2023
	Net Derivatives Gains (Losses)
	(in millions)
Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	(2,537)	(36)
Funds withheld receivable	(1,017)	—
Modco receivable	1,972	—
Total Embedded Derivatives	(1,582)	(36)

Total Derivatives instruments (1)	$(1,055)	$6
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of March 31, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of March 31, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $113 million and $113 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $26 million and $20 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2024 and December 31, 2023, respectively, the Company held $1,551 million and $956 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of March 31, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of March 31, 2024 and December 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$2,235	$2,089	$146	$—	$146
Secured lending	21	—	21	—	21
Other financial assets	7	—	7	—	7
Other invested assets	$2,263	$2,089	$174	$—	$174

Liabilities:
Derivative liabilities	$2,089	$2,089	$—	$—	$—
Secured lending	21	—	21	—	21
Other financial liabilities	2,207	—	2,207	—	2,207
Other liabilities	$4,317	$2,089	$2,228	$—	$2,228
______________
(1)Financial instruments sent (held).
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$1,503	$1,177	$326	$(178)	$148
Secured lending	6	—	6	—	6
Other financial assets	19	—	19	—	19
Other invested assets	$1,528	$1,177	$351	$(178)	$173

Liabilities:
Derivative liabilities	$1,180	$1,177	$3	$—	$3
Secured lending	6	—	6	—	6
Other financial liabilities	2,160	—	2,160	—	2,160
Other liabilities	$3,346	$1,177	$2,169	$—	$2,169
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
VUL	$467	$457
IUL	290	293
GMxB Core	144	119
Investment Edge	31	22
SCS	375	289
Other	41	32
Total	$1,348	$1,212
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
Changes in the DAC asset were as follows:

	Three Months Ended March 31, 2024
	VUL (1)	IUL (2)	GMxB Core	IE (3)	SCS	Total
	(in millions)
Balance, beginning of period	$457	$293	$119	$22	$289	$1,180
Capitalization	16	2	28	10	98	154
Amortization	(6)	(5)	(3)	(1)	(12)	(27)
Balance, end of period	$467	$290	$144	$31	$375	$1,307
______________
(1)“VUL” defined as Variable Universal Life.
(2)“IUL” defined as Indexed Universal Life.
(3)“IE” defined as Investment Edge.

	Three Months Ended March 31, 2023
	VUL	IUL	GMxB Core	IE	SCS	Total
	(in millions)
Balance, beginning of period	$410	$296	$40	$1	$13	$760
Capitalization	17	3	9	5	42	76
Amortization	(6)	(4)	(1)	—	(1)	(12)
Balance, end of period	$421	$295	$48	$6	$54	$824

Changes in the unearned revenue liability were as follows:

	Three Months Ended March 31,
	2024		2023
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of period	$203	$210	$159	$157
Capitalization	15	14	13	17
Amortization	(3)	(3)	(2)	(3)
Balance, end of period	$215	$221	$170	$171

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2024 and December 31, 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Fair Value Measurements as of March 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$5,924	$100	$6,024
U.S. Treasury, government and agency	—	14	—	14
States and political subdivisions	—	43	—	43
Foreign governments	—	49	—	49
Residential mortgage-backed	—	1,112	—	1,112
Asset-backed (2)	—	3,771	38	3,809
Commercial mortgage-backed	—	254	1	255
Total fixed maturities, AFS	—	11,167	139	11,306
Other equity investments	—	20	—	20
Other invested assets:
Trading securities	—	—	—	—
Short-term investments	—	3	—	3
Options	—	1,558	—	1,558
Total other invested assets	—	1,561	—	1,561
Cash equivalents	3,174	—	—	3,174
Funds withheld receivable (3) (5)	—	—	(29)	(29)
Purchased market risk benefits	—	—	7	7
Assets for market risk benefits	—	—	34	34
Separate Accounts assets (4)	6,622	7	—	6,629
Total Assets	$9,796	$12,755	$151	$22,702

Liabilities:
Policyholders’ account balances:
SCS, MSO and IUL indexed features’ liability	—	11,222	—	11,222
Modco receivable (5)	—	—	(292)	(292)
Liabilities for market risk benefits	—	—	6,383	6,383
Total Liabilities	$—	$11,222	$6,091	$17,313
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
(4)Separate Accounts assets included in the fair value hierarchy exclude investments not fair valued including other assets of $201 million.
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$5,575	$87	$5,662
U.S. Treasury, government and agency	—	15	—	15
States and political subdivisions	—	43	—	43
Foreign governments	—	31	—	31
Residential mortgage-backed	—	972	—	972
Asset-backed (2)	—	2,962	24	2,986
Commercial mortgage-backed	—	181	1	182
Total fixed maturities, AFS	—	9,779	112	9,891
Other equity investments	—	19	—	19
Other invested assets:
Options	—	968	—	968
Total other invested assets	—	968	—	968
Cash equivalents	1,654	—	—	1,654
Funds withheld receivable (3) (5)	—	—	100	100
Purchased market risk benefits	—	—	9	9
Assets for market risk benefits	—	—	24	24
Separate Accounts assets (4)	5,747	7	—	5,754
Total Assets	$7,401	$10,773	$245	$18,419

Liabilities:
Policyholders’ account balances:
SCS, SIO, MSO and IUL indexed features’ liability	—	8,804	—	8,804
Modco receivable (5)	—	—	(411)	(411)
Liabilities for market risk benefits	—	—	7,333	7,333
Total Liabilities	$—	$8,804	$6,922	$15,726
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2024, there were $0 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.0% of total consolidated equity as of March 31, 2024.
During the three months ended March 31, 2023, there were $10 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 2.7% of total consolidated equity as of March 31, 2023.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 8 of the Notes to these Consolidated Financial Statements.

Level 3 Instruments - Fair Value Measurements

	Three Months Ended March 31, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$87	$24	$1	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	15	25	—	—	—
Sales	(2)	(11)	—	—	—
Change in fair value of funds withheld assets	—		—	(129)	119
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$100	$38	$1	$(29)	$(292)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

Three Months Ended March 31, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—

Three Months Ended March 31, 2023
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
(in millions)
Balance, beginning of period	$18	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Purchases	29	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	—	—
Balance, end of period	$37	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:(5)
Investments:
Fixed maturities, AFS:
Corporate	$42	Matrix pricing model	Spread over benchmark	95 bps - 270 bps	132 bps
	$17	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples Loan to Value	3.3x - 30.5x 0.0% - 19.2% 0.8x - 9.3x 0.0% - 61.4%	0.0x 0.0% 0.0x 0.00%
Other equity investments	—	Discounted Cash Flow	Earnings Multiple	3.9x - 7.0x	5.9x
Purchased MRB asset (1) (2) (4)	7	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$6,349	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	22 bps - 117 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	22 bps 3.97% 0.69% 3.09% 2.65% (same for all ages) (same for all ages)
______________

(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. GMIB utilization rates were developed as a function of the GMIB benefit base
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $6,383 million of MRB liabilities and $34 million of MRB asset.
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
Notes to Financial Statements, Continued
    Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$39	Matrix pricing model	Spread over benchmark	95 bps - 120 bps	118 bps
Purchased MRB asset (1) (2) (4)	9	Discounted cash flow	Lapse rates Withdrawal rates Annuitization Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$7,309	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	23 bps - 118 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	23 bps 3.99% 0.67% 3.04% 2.62% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $7,333 million of MRB liabilities and $24 million of MRB assets.
(4)Includes Core products.
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of March 31, 2024 and December 31, 2023, respectively, are approximately $80 million and $73 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2024:
Mortgage loans on real estate	$546	$—	$—	$414	$414
Policy loans	$278	$—	$—	$281	$281
Funds withheld receivable	$9,784	$—	$—	$9,784	$9,784
Modco receivable	$31,045	$—	$—	$31,045	$31,045
Policyholders’ liabilities: Investment contracts	$106	$—	$—	$103	$103
Separate Accounts liabilities	$434	$—	$—	$434	$434

December 31, 2023:
Mortgage loans on real estate	$294	$—	$—	$297	$297
Policy loans	$268	$—	$—	$275	$275
Funds withheld receivable	$10,503	$—	$—	$10,503	$10,503
Modco receivable	$29,912	$—	$—	$29,912	$29,912
Policyholders’ liabilities: Investment contracts	$110	$—	$—	$108	$108
Separate Accounts liabilities	$372	$—	$—	$372	$372

Mortgage Loans on Real Estate
Fair values for commercial and residential mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived based on the appropriate U.S. Treasury rate with a like term to the remaining term of the loan to which a spread reflective of the risk premium associated with the specific loan is added. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.
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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following tables reconcile the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Reconciliation
Payout - Legacy	$447	$340
UL (1)	347	344
Other (2)	371	365
Subtotal	1,165	1,049
Other policy funds (3)	636	604
Grand total	$1,801	$1,653
______________
(1)Represents the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.
(3)Includes $439 million of URL of which $436 million is covered in Note 5 of the Notes to these Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts.
The payout annuities result from annuitization of current contracts. Inflows are the liquidation of the account values not premiums:

	Three Months Ended March 31,
	Payout-Legacy
	2024	2023
	(Dollars in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$340	$—
Beginning balance of original discount rate	333	—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning of period balance	333	—
Issuances	119	—
Interest accrual	4	—
Benefits payments	(8)	—
Ending balance at original discount rate	448	—
Effect of changes in discount rate assumptions	(1)	—
Balance, end of period	$447	$—

Net liability for future policy benefits	$447	$—
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$447	$—

Weighted-average duration of liability for future policyholder benefits (years)	7.7	—
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	March 31, 2024	December 31, 2023
	(in millions)
Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	$686	$508
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	447	340
Expected future gross premiums (discounted)	—	—
The following table provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities :

	Three Months Ended March 31,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Payout - Legacy (1)	$27	$—	$6	$—
Total	$27	$—	$6	$—
______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
(1)Gross premium reflected is the liquidation of Account Value at time of annuitization.
The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2024	December 31, 2023
Weighted Average Interest Rate
Payout-Legacy
Interest accretion rate	5.1%	5.3%
Current discount rate	5.2%	5.0%
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Three Months Ended March 31,
	2024	2023
	UL (1)	Universal Life (2)
	(Dollars in millions)
Balance, beginning of period	$344	$58
Beginning balance before AOCI adjustments	344	66
Effect of changes in interest rate and cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	(1)	(1)
Adjusted beginning of period balance	343	65
Issuances	—	—
Interest accrual	4	1
Net assessments collected	4	2
Benefit payments	(4)	—
Ending balance before shadow reserve adjustments	347	68
Effect of shadow reserve adjustment	—	(6)
Balance, end of period	$347	$62

Net liability for additional liability	$347	$62
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$347	$62

Weighted-average duration of additional liability - death benefit (years)	17.5	32.3
______________
(1)The 2024 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)The 2023 additional insurance liabilities represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Reinsurance Treaty described further in Note 16 of the Notes to these Consolidated Financial Statements, these are no longer material and are not disclosed separately.
The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Assessments	Interest Accretion	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL (1)	$124	$4	$5	$—
Total	$124	$4	$5	$—
_____________
(1)The 2023 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Three Months Ended March 31,
	2024	2023
	Universal Life
Weighted Average Interest Rate
UL	4.5%	5.5%
Interest accretion rate	4.5%	5.5%
8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended March 31,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$1,191	$6,082	$(6)	$—
Balance BOP before changes in the instrument specific credit risk	934	5,695	(5)	—
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect	(150)	(333)	(5)	—
Interest accrual	9	58	—	—
Attributed fees accrued (1)	85	73	1	—
Benefit payments	(10)	(145)	—	—
Actual policyholder behavior different from expected behavior	2	(3)	2	—
Changes in future economic assumptions	(213)	(408)	3	—
Issuances (2)	(2)	163	—	—
Balance EOP before changes in the instrument-specific credit risk	655	5,100	(4)	—
Changes in the instrument-specific credit risk (3)	232	350	(7)	—
Balance, end of period	$887	$5,450	$(11)	$—

Weighted-average age of policyholders (years)	64.9	73.9	61.3	—
Net amount at risk	$2,731	$9,405	$9	$—
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)GMxB Legacy issuances are related to the Reinsurance Treaty with Equitable Financial. Equitable Financial completed in Q1 2024 a non-affiliated recapture of reinsurance. The Company assumed in MRBs related to the policies recaptured.
(3)Changes are recorded in OCI.
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	March 31, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(25)	$912	$887	$—	$887	$(14)	$1,205	$1,191	$—	$1,191
GMxB Legacy	—	5,450	5,450	—	5,450	—	6,082	6,082	—	6,082
Other	(9)	21	12	(7)	5	(10)	46	36	(9)	27
Total	$(34)	$6,383	$6,349	$(7)	$6,342	$(24)	$7,333	$7,309	$(9)	$7,300

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
9)    POLICYHOLDER ACCOUNT BALANCES
The following tables reconcile the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$1,180	$1,186
IUL	2,460	2,431
EI	1,893	1,964
EG	6,544	6,619
SCS	44,594	40,353
Other (1)	(28,415)	(27,590)
Total	$28,256	$24,963
______________
(1)Includes $(31.3) billion of assumed fair value of the modco reinsurance with Equitable Financial.
The following tables summarize the balances and changes in policyholders’ account balances:

	Three Months Ended March 31, 2024
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$1,186	$2,431	$1,964	$6,619	40,353
Issuances	—	—	—	—	—
Premiums received	115	61	3	78	1
Policy charges	(121)	(49)	—	(1)	(3)
Surrenders and withdrawals	(4)	(31)	(78)	(249)	(777)
Benefit payments	(5)	(5)	(6)	(4)	(62)
Net transfers from (to) separate account	—	—	(4)	43	2,483
Interest credited (2)	9	53	14	58	2,599
Balance, end of period	$1,180	$2,460	$1,893	$6,544	$44,594

Weighted-average crediting rate	3.56%	2.46%	2.89%	2.37%	—%
Net amount at risk (3)	$15,806	$18,940	$94	$4	$—
Cash surrender value	$1,034	$1,872	$1,889	$6,496	$41,487

______________
(1)SCS sales are recorded in a Separate Account holding account until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate.
(2)SCS includes amounts related to the change in embedded derivative.
(3)For life insurance products, the net amount at risk is death benefit less account value for the policyholder. For variable annuity products, the net amount at risk is the maximum GMxB NAR for the policyholder.

	Three Months Ended March 31, 2023
	IUL	VUL	GMxB Core	IE	SCS (1)	Reinsured (2)
	(Dollars in millions)
Balance, beginning of period	$1,962	$655	$27	$7	$242	$819
Issuances	—	—	—	—	—	—
Premiums received	58	5	29	—	—	6
Policy charges	(44)	(9)	(2)	—	—	(9)
Surrenders and withdrawals	(7)	—	—	—	(1)	(23)
Benefit payments	(3)	(2)	—	—	—	(2)
Net transfers from (to) separate account	—	11	(26)	77	1,031	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Three Months Ended March 31, 2023
	IUL	VUL	GMxB Core	IE	SCS (1)	Reinsured (2)
	(Dollars in millions)
Interest credited (3)	30	9	—	1	24	8
Other	—	—	—	—	—	1
Balance, end of period	$1,996	$669	$28	$85	$1,296	$800

Weighted-average crediting rate	2.23%	3.52%	1.00%	1.00%	1.00%	4.12%
Net amount at risk (4)	$18,004	$30,589	$9	$—	$—	$4,011
Cash surrender value	$1,505	$535	$32	$81	$1,208	$799
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
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

March 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	31	23	300	341	695
	Greater than 2.50%	—	486	—	—	486
	Total	$31	$509	$300	$341	$1,181

Indexed Universal Life	0.00% - 1.50%	—	—	—	—	—
	1.51% - 2.50%	1,116	152	1,076	—	2,344
	Greater than 2.50%	—	—	—	—	—
	Total	$1,116	$152	$1,076	$—	$2,344

EQUI-VEST Individual	0.00% - 1.50%	45	201	—	—	246
	1.51% - 2.50%	39	—	—	—	39
	Greater than 2.50%	1,608	—	—	—	1,608
	Total	1,692	201	—	—	1,893

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

March 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

EQUI-VEST Group	0.00% - 1.50%	$464	$2,035	$23	$253	$2,775
	1.51% - 2.50%	$271	$—	$—	$—	$271
	Greater than 2.50%	$2,556	$—	$—	$—	$2,556
	Total	$3,291	$2,035	$23	$253	$5,602

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	47	9	339	298	693
	Greater than 2.50%	—	492	—	—	492
	Total	$47	$501	$339	$298	$1,185

Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,112	218	1,001	—	2,331
	Greater than 2.50%	—	—	—	—	—
	Total	$1,112	$218	$1,001	$—	$2,331

EQUI-VEST Individual	0.00% - 1.50%	$47	$205	$—	$—	$252
	1.51% - 2.50%	42	—	—	—	42
	Greater than 2.50%	1,670	—	—	—	1,670
	Total	$1,759	$205	$—	$—	$1,964

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$488	$2,020	$11	$277	$2,796
	1.51% - 1.51%	269	—	—	—	269
	Greater than 2.50%	2,642	—	—	—	2,642
	Total	$3,399	$2,020	$11	$277	$5,707

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
Separate Account - Summary
The following tables reconcile the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
VUL	$2,317	$2,128
GMxB Core	2,710	2,166
IE	319	226
Reinsured	1,085	1,022
Other	399	212
Total	$6,830	$5,754
The following tables present the balances of and changes in Separate Account liabilities:

	Three Months Ended March 31, 2024
	VUL	GMxB Core	IE	Reinsured (2)
	(in millions)
Balance, beginning of period	$2,128	$2,166	$226	$1,022
Premiums and deposits	105	388	245	5
Policy charges	(36)	(4)	—	(7)
Surrenders and withdrawals	(13)	(17)	(4)	(22)
Benefit payments	(5)	(2)	—	(4)
Investment performance (1)	151	129	14	—
Net transfers from (to) general account	(13)	50	(162)	91
Other charges	—	—	—	—
Balance, end of period	$2,317	$2,710	$319	$1,085

Cash surrender value	$1,982	$2,522	$305	$—
_______________
(1)Investment performance is reflected net of mortality and expense fees.
(2)Reinsured primarily reflects Protective Life reinsured ceded business.

	Three Months Ended March 31, 2023
	VUL	GMxB Core	IE	Reinsured (1)
	(in millions)
Balance, beginning of period	$1,653	$756	$26	$913
Premiums and deposits	96	139	138	5
Policy charges	(32)	(2)	—	(8)
Surrenders and withdrawals	(10)	(5)	—	(14)
Benefit payments	(2)	(2)	—	(4)
Investment performance (2)	98	38	1	74
Net transfers from (to) general account	(11)	26	(77)	—
Other charges	—	—	—	—
Balance, end of period	$1,792	$950	$88	$966

Cash surrender value	$1,468	$874	$84	$—
______________
(1)Reinsured primarily reflects Protective Life reinsured ceded business.
(2)Investment performance is reflected net of mortality and expense fees.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	March 31, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,869	$3,911	$38	$12	$6,830
Total	$2,869	$3,911	$38	$12	$6,830

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,642	$3,100	$12	$5,754
Total	$2,642	$3,100	$12	$5,754

10)    INCOME TAXES
Income tax expense for the three months ended March 31, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. During the year ended December 31, 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. The Company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery.
For the three months ended March 31, 2024, the Company recorded an increase to the valuation allowance of $5 million due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $10 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
11)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended March 31, 2024.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable Financial, effective April 1, 2023. See Note 16 of the Notes to these Consolidated Financial Statements for further details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$(140)	$(51)
Market risk benefits - instrument-specific credit risk component	(587)	(649)
Liability or future policy benefits - current discount rate component	28	6
Accumulated other comprehensive income (loss)	$(699)	$(694)

The components of OCI, net of taxes were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(72)	$72
(Gains) losses reclassified into net income (loss) during the period (1)	—	4
Net unrealized gains (losses) on investments	(72)	76
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	1	(1)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(13) and $16)	(71)	75
Change in LFPB discount rate and MRB credit risk
Change in market risk benefits - instrument-specific credit risk (net of deferred income tax expense (benefit) of $13 and $1)	48	4
Changes in liability for future policy benefits - current discount rate (net of deferred income tax expense (benefit) of $5 and $0)	18	—
Other comprehensive income (loss)	$(5)	$79
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $0 million and $1 million and for the three months ended March 31, 2024 and 2023, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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

FHLB
As a member of the FHLB, the Company has access to collateralized borrowings. Collateralized borrowings require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral, and are reported in policyholders’ account balances in the balance sheets. The Company had no collateralized borrowings outstanding at March 31, 2024 or December 31, 2023.
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion. The Company had $0 outstanding as of March 31, 2024 and December 31, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2024, these arrangements include commitments by the Company to provide equity financing of $207 million to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

The Company had $73 million of commitments under existing mortgage loans or mortgage loan commitment agreements at March 31, 2024.
14)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of March 31, 2024, the following two prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is an decrease of approximately $72 million in statutory surplus as of March 31, 2024.
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
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $942 million in statutory special surplus funds as of March 31, 2024.
15)    UNPAID CLAIM AND CLAIM EXPENSES
The following summarizes the change in liability for unpaid claims and claim expenses:
Liability for Unpaid Claims and Claim Expenses

	Three Months Ended March 31,
	2024	2023
	(in millions)
Gross Balance, beginning of period	$141	$110
Less Reinsurance	48	36
Net Balance, beginning of period	93	74

Incurred Claims (net) Related to:
Current Period	83	67
Prior Period	(13)	(16)
Total Incurred	70	51

Paid Claims (net) Related to:
Current Period	25	23
Prior Period	35	26
Total Paid	60	49

Net Balance, end of period	103	76
Add Reinsurance	47	38
Gross Balance, end of period	$150	$114

16)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
The following table summarizes the effect of reinsurance:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Direct charges and fee income	$106	$85
Reinsurance assumed - Equitable Financial	327	—
Reinsurance ceded	(29)	(24)
Policy charges and fee income	$404	$61

Direct premiums	$101	$85
Reinsurance assumed - Equitable Financial	45	—
Reinsurance ceded	(14)	(16)
Premiums	$132	$69

Direct policyholders’ benefits	$136	$100
Reinsurance assumed - Equitable Financial	186	—
Reinsurance ceded	(31)	(21)
Policyholders’ benefits	$291	$79

Direct interest credited to policyholders’ account balances	$116	$31
Reinsurance assumed - Equitable Financial	154	—
Reinsurance ceded	(8)	(8)
Interest credited to policyholders’ account balances	$262	$23
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
Assumed Reinsurance
On May 17, 2023, Equitable Financial entered into a reinsurance agreement with Equitable America, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued
to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities.
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable Financial. The following table summarizes the composition of the pool of assets:

	March 31, 2024
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,765	$23,765
Mortgage loans on real estate	8,291	7,270
Policy loans	253	254
Other equity investments	231	231
Other invested assets (1)	9,811	9,811
Total assets supporting funds withheld	$42,351	$41,331
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.
17)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company identified certain errors in its previously issued September 30 and June 30, 2023 interim financial statements primarily related to the initial and ongoing recording for the Reinsurance Treaty. Management evaluated these errors in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC" 250, Accounting Changes and Error Corrections) and concluded they were not material to any previously reported quarterly financial statements. However, in order to improve the consistency and comparability of the financial statements, management will revise the financial statements and related disclosures to correct these errors in future interim filings. As part of correcting the errors associated with the Reinsurance Treaty, other immaterial errors, including coding errors impacting the inforce used to calculate actuarial reserves, which were previously recorded as out of period misstatements in previously issued 2023 interim financial statements were also corrected and properly reflected in the financial statements as of and for the period ended December 31, 2022. Impacted financial statements include the previously issued September 30, June 30 and March 31, 2023 interim financial statements and December 31, 2022 annual financial statements.
The following tables present line items for the previously issued September 30, June 30 and March 31, 2023 interim financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact of the errors, and the amounts as revised. The following interim financial statements are unaudited.

	March 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in millions)
(unaudited)
Balance Sheets
Other assets	131	1	132
Assets for Market Risk Benefits	17	(2)	15
Total Assets	10,164	(1)	10,163
Liability for Market Risk Benefits	14	2	16
Total Liabilities	9,789	2	9,791
Accumulated deficit	(157)	(3)	(160)
Total Equity	375	(3)	372
Total Liabilities and Equity	10,164	(1)	10,163

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Income (Loss)
Benefits and other deductions
Change in Market Risk Benefits and Purchased Market Risk Benefits	—	1	1
Total benefits and deductions	180	1	181
Income (loss) from continuing operations, before income taxes	(9)	(1)	(10)
Net income (loss) from continuing operations	63	(1)	62
Net income (loss)	63	(1)	62

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in millions)
(unaudited)
Statements of Comprehensive Income (Loss)
Net income (loss)	$63	$(1)	$62
Changes in market risk benefits - instrument-specific credit risk	5	(1)	4
Other comprehensive income	80	(1)	79
Comprehensive income (loss)	143	(2)	141

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Equity
Accumulated Deficit, beginning of year	(220)	(2)	(222)
Net income (loss)	63	(1)	62
Accumulated Deficit, end of year	(157)	(3)	(160)

Accumulated other comprehensive income (loss), beginning of year	(382)	1	(381)
Other comprehensive income (loss)	80	(1)	79
Accumulated other comprehensive income (loss), end of year	(302)	—	(302)
Total equity, end of year	375	(3)	372

	Three Months Ended March 31, 2023
	As Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statement of Cash Flows
Cash flow from operating activities:
Net income (loss)	$63	$(1)	$62
Change in Market Risk Benefits	—	$1	1
Net cash provided by (used in) operating activities	(20)	$—	(20)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	June 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in millions)
(unaudited)
Balance Sheets
Funds withheld receivable	10,615	39	10,654
Reinsurance deposit assets	12,782	(26)	12,756
Current and deferred income taxes	151	(2)	149
Assets for Market Risk Benefits	26	(2)	24
Total Assets	37,721	9	37,730
Policyholders’ account balances	21,014	(125)	20,889
Liability for Market Risk Benefits	7,363	4	7,367
Future policy benefits and other policyholders’ liabilities	1,209	89	1,298
Other liabilities	2,124	7	2,131
Total Liabilities	36,324	(25)	36,299
Equity
Accumulated deficit	(143)	34	(109)
Total Equity	1,397	34	1,431
Total Liabilities and Equity	37,721	9	37,730

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Income (Loss)
Policy charges and fee income	411	(1)	410	472	(1)	471
Premiums	112	20	132	181	20	201
Net derivative gains (losses)	(700)	1	(699)	(694)	1	(693)
Investment management and service fees	105	17	122	110	17	127
Total revenues	22	37	59	193	37	230
Benefits and other deductions
Policyholders' benefits	335	(57)	278	414	(57)	357
Remeasurement of Liability for Future Policy Benefits	1	(2)	(1)	—	(2)	(2)
Change in Market Risk Benefits and Purchased Market Risk Benefits	(862)	23	(839)	(862)	24	(838)
Commissions	90	(1)	89	121	(1)	120
Other operating costs and expenses	222	34	256	245	34	279
Total benefits and deductions	2	(3)	(1)	182	(2)	180
Income (loss) from continuing operations, before income taxes	20	40	60	11	39	50
Income tax (expense) benefit from continuing operations	(6)	(3)	(9)	66	(3)	63
Net income (loss) from continuing operations	14	37	51	77	36	113
Net income (loss)	14	37	51	77	36	113

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$14	$37	$51	$77	$36	$113
Comprehensive income (loss)	(29)	37	8	114	35	149

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Equity
Accumulated Deficit, beginning of year	(157)	(3)	(160)	(220)	(2)	(222)
Net income (loss)	14	37	51	77	36	113
Accumulated Deficit, end of year	(143)	34	(109)	(143)	34	(109)
Accumulated other comprehensive income (loss), beginning of year	(302)	—	(302)	(382)	1	(381)
Other comprehensive income (loss)	(43)	—	(43)	37	(1)	36
Accumulated other comprehensive income (loss), end of year	(345)	—	(345)	(345)	—	(345)
	—	—	—	—	—	—
Total equity, end of year	1,397	34	1,431	1,397	34	1,431

	Six Months Ended June 30, 2023
	As Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statement of Cash Flows
Cash flow from operating activities:
Net income (loss)	$77	$36	$113
Policy charges and fee income	(472)	1	(471)
Net derivative (gains) losses	694	(1)	693
Remeasurement of liability for future policy benefits	—	(2)	(2)
Change in Market Risk Benefits	(862)	24	(838)
Future policy benefits	133	89	222
Funds Withheld	13	(174)	(161)
Current and deferred income taxes	(66)	3	(63)
Other, net	431	24	455
Net cash provided by (used in) operating activities	888	—	888

	September 30, 2023
	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Balance Sheets
Funds withheld receivable	10,550	127	10,677
Reinsurance deposit assets	12,682	(19)	12,663
Current and deferred income taxes	131	(4)	127
Assets for Market Risk Benefits	24	(2)	22
Total Assets	39,861	102	39,963
Liability for Market Risk Benefits	6,731	(19)	6,712
Future policy benefits and other policyholders’ liabilities	1,352	98	1,450
Other liabilities	2,137	7	2,144
Total Liabilities	38,371	86	38,457
Retained earnings (accumulated deficit)	373	(2)	371
Accumulated other comprehensive income (loss)	(768)	18	(750)
Total Equity	1,490	16	1,506
Total Liabilities and Equity	39,861	102	39,963

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Income (Loss)
Policy charges and fee income	410	1	411	882	—	882
Premiums	152	(20)	132	333	—	333
Net derivative gains (losses)	(340)	4	(336)	(1,034)	5	(1,029)
Investment management and service fees	143	(17)	126	253	—	253
Total revenues	502	(32)	470	695	5	700

Benefits and other deductions
Policyholders' benefits	244	17	261	658	(40)	618
Remeasurement of Liability for Future Policy Benefits	10	13	23	10	11	21
Change in Market Risk Benefits and Purchased Market Risk Benefits	(980)	(12)	(992)	(1,842)	12	(1,830)
Commissions	100	(1)	99	221	(2)	219
Other operating costs and expenses	210	(11)	199	455	23	478
Total benefits and deductions	(148)	6	(142)	34	4	38
Income (loss) from continuing operations, before income taxes	650	(38)	612	661	1	662
Income tax (expense) benefit from continuing operations	(134)	3	(131)	(68)	—	(68)
Net income (loss) from continuing operations	516	(35)	481	593	1	594
Net income (loss)	516	(35)	481	593	1	594

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$516	$(35)	$481	$593	$1	$594
Changes in market risk benefits - instrument-specific credit risk	(280)	18	(262)	(268)	18	(250)
Other comprehensive income	(423)	19	(404)	(386)	18	(368)
Comprehensive income (loss)	93	(16)	77	207	19	226

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Equity
Accumulated Deficit, beginning of year	(143)	34	(109)	(220)	(2)	(222)
Net income (loss)	516	(35)	481	593	1	594
Accumulated Deficit, end of year	373	(2)	371	373	(2)	371
Other comprehensive income (loss)	(423)	19	(404)	(386)	18	(368)
Accumulated other comprehensive income (loss), end of year	(768)	18	(750)	(768)	18	(750)
Total equity, end of year	1,490	16	1,506	1,490	16	1,506

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Financial Statements, Continued

	Nine Months Ended September 30, 2023
	As Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statement of Cash Flows
Cash flow from operating activities
Net income (loss)	$593	$1	$594
Net derivative (gains) losses	1,034	(5)	1,029
Remeasurement of liability for future policy benefits\	10	11	21
Change in Market Risk Benefits	(1,842)	12	(1,830)
Future policy benefits	264	101	365
Funds Withheld\	(87)	(132)	(219)
Other, net	972	12	984
Net cash provided by (used in) operating activities	452	—	452

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable America’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market decline, persistent inflationary pressures, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, the Israel-Hamas war and the potential for broader regional hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
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
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk.” in the 2023 Form 10-K.
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

The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance products to retirement investors.
For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2023 Form 10-K.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):

Consolidated Statements of Income (Loss)

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$404	$61
Premiums	132	69
Net derivative gains (losses)	(1,055)	6
Net investment income (loss)	161	29
Investment gains (losses), net	(1)	(5)
Investment management and service fees	128	5
Other income	35	6
Total revenues	(196)	171

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	291	79
Remeasurement of liability for future policy benefits	(9)	(1)
Change in market risk benefits and purchased market risk benefits	(1,034)	1
Interest credited to policyholders’ account balances	262	23
Compensation and benefits	19	13
Commissions	107	31
Amortization of deferred policy acquisition costs	27	12
Amortization of reinsurance deposit assets	153	$1
Other operating costs and expenses	94	22
Total benefits and other deductions	(90)	181
Income (loss) from continuing operations, before income taxes	(106)	(10)
Income tax (expense) benefit	23	72
Net income (loss)	$(83)	$62

The following discussion compares the results for the three months ended March 31, 2024 to the three months ended March 31, 2023.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America decreased $(145) million, to net loss of $(83) million for the three months ended March 31, 2024 from a net income of $62 million for the three months ended March 31, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Net derivative losses increased $1.1 billion mainly due to to net embedded derivatives losses related to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $239 million primarily due to business assumed as part of the Reinsurance Treaty and growth of SCS.
•Compensation, benefits, amortization of reinsurance deposits assets and other operating expenses increased of $230 million mainly due to expense recognition related to the reinsurance deposit assets and expenses related to the assumed business as part of the Reinsurance Treaty.
•Policyholders’ benefits increased by $212 million mainly due to business assumed as part of the Reinsurance Treaty.

•Commissions increased by $76 million primarily due to business assumed as part of the Reinsurance Treaty and an increase in sales related to business growth resulting from our initiative to begin offering a full suite of variable annuity products to policyholders located outside of New York.
•Income tax benefit decreased $49 million primarily due to a full release of the valuation allowance of $69 million on the deferred tax asset for the three months ended March 31, 2023, partially offset by more pre-tax losses in the three months ended March 31, 2024.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $1.0 billion mainly due to the increase in equity markets and interest rate impacts on the assumed MRBs from Equitable Financial as part of the Reinsurance Treaty.
•Fee-type revenue increased by $558 million mainly due to the Reinsurance Treaty and business growth, primarily driven by an increase in employee benefit premiums, and to a lesser extent from our initiative to begin offering a full suite of variable products to policyholders located outside of New York.
•Net investment income increased by $132 million mainly due to higher SCS asset balances and higher investment yields, partially offset by collateral expense.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2023 in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 .
As previously reported, the Company identified a material weakness in the design and operation of the Company’s internal control over financial reporting. We did not timely design and implement effective controls over the Internal Reinsurance Treaty. Specifically, controls were not adequately designed or implemented to ensure the completeness and accuracy of the recording of the transaction in accordance with the contractual terms of the Internal Reinsurance Treaty. We have concluded that the deficiency constituted a material weakness in internal controls over financial reporting.
Remediation Status of Material Weakness
Management continues to execute its plan moving towards remediation of the material weakness. Since identifying the material weakness, management is in the process of designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
Other than as described above, with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in the Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the 2023 Form 10-K. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended March 31, 2024
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

Date: May 9, 2024	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)