Form 10-Q
period 2024-06-30
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2024-08-12
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024, [2,500,000 shares] of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $15,776 and $10,050) (allowance for credit losses of $0 and $0 )	$15,481	$9,891
Mortgage loans on real estate (net of allowance for credit losses of $5 and $2)	857	294
Policy loans	287	268
Other equity investments	25	19
Other invested assets	237	351
Total investments	16,887	10,823
Cash and cash equivalents	2,221	1,838
Deferred policy acquisition costs	1,496	1,212
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	1,029	961
Funds withheld receivable	9,747	10,603
Reinsurance deposit assets	12,260	12,566
Purchased market risk benefits	7	9
Other assets	427	406
Assets for market risk benefits	40	24
Separate Accounts assets	7,257	5,754
Total Assets	$51,371	$44,196

LIABILITIES
Policyholders’ account balances	$31,495	$24,963
Liability for market risk benefits	6,224	7,333
Future policy benefits and other policyholders' liabilities	1,969	1,653
Amounts due to reinsurers	106	110
Current and deferred income taxes	47	54
Other liabilities	2,136	2,169
Separate Accounts liabilities	7,257	5,754
Total Liabilities	$49,234	$42,036
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,884	1,882
Retained earnings (accumulated deficit)	1,009	969
Accumulated other comprehensive income (loss)	(759)	(694)
Total Equity	2,137	2,160
Total Liabilities and Equity	$51,371	$44,196
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$434	$410	$838	$471
Premiums	149	132	281	201
Net derivative gains (losses)	9	(699)	(1,046)	(693)
Net investment income (loss)	209	56	370	85
Investment gains (losses), net	(2)	—	(3)	(5)
Investment management and service fees	133	122	261	127
Other income	40	38	75	44
Total revenues	972	59	776	230

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	309	278	600	357
Remeasurement of liability for future policy benefits	(1)	(1)	(10)	(2)
Change in market risk benefits and purchased market risk benefits	(200)	(839)	(1,234)	(838)
Interest credited to policyholders’ account balances	293	185	555	208
Compensation and benefits	16	15	35	28
Commissions	118	89	225	120
Amortization of deferred policy acquisition costs	31	16	58	28
Amortization of reinsurance deposit assets	152	147	305	148
Other operating costs and expenses	95	109	189	131
Total benefits and other deductions	813	(1)	723	180
Income (loss) from continuing operations, before income taxes	159	60	53	50
Income tax (expense) benefit	(36)	(9)	(13)	63
Net income (loss)	$123	$51	$40	$113

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$123	$51	$40	$113

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(42)	(51)	(113)	24
Change in market risk benefits - instrument-specific credit risk	(28)	7	20	11
Change in liability for future policy benefits - current discount rate	10	1	28	1
Other comprehensive income (loss), net of income taxes	(60)	(43)	(65)	36
Comprehensive income (loss)	$63	$8	$(25)	$149
_____________
(1)See Note 12 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$1,884	$886	$(699)	$2,074
Net income (loss)	—	—	123	—	123
Other comprehensive income (loss)	—	—	—	(60)	(60)
Balance, June 30, 2024	$3	$1,884	$1,009	$(759)	$2,137

Balance, beginning of period	$3	$831	$(160)	$(302)	$372
Contribution from parent	—	1,050	—	—	1,050
Net income (loss)	—	—	51	—	51
Other comprehensive income (loss)	—	—	—	(43)	(43)
Other	—	1	—	—	1
Balance, June 30, 2023	$3	$1,882	$(109)	$(345)	$1,431

	Six Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$1,882	$969	$(694)	$2,160
Net income (loss)	—	—	40	—	40
Other comprehensive income (loss)	—	—	—	(65)	(65)
Other	—	2	—	—	2
Balance, June 30, 2024	$3	$1,884	$1,009	$(759)	$2,137

Balance, beginning of period	$3	$831	$(222)	$(381)	$231
Contribution from parent	—	1,050	—	—	1,050
Net income (loss)	—	—	113	—	113
Other comprehensive income (loss)	—	—	—	36	36
Other	—	1	—	—	1
Balance, June 30, 2023	$3	$1,882	$(109)	$(345)	$1,431

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$40	$113
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	555	208
Policy charges and fee income	(838)	(471)
Net derivative (gains) losses	1,046	693
Investment (gains) losses, net	3	5
Realized and unrealized (gains) losses on trading securities	1	—
Non-cash long-term incentive compensation expense	1	1
Amortization and depreciation	284	124
Remeasurement of liability for future policy benefits	(10)	(2)
Change in market risk benefits	(1,234)	(838)
Changes in:
Reinsurance recoverable	(79)	817
Funds withheld receivable	(105)	(161)
Capitalization of deferred policy acquisition costs	(343)	(215)
Future policy benefits	305	222
Current and deferred income taxes	3	(63)
Other, net	810	455
Net cash provided by (used in) operating activities	$439	$888

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$828	$98
Mortgage loans on real estate	3	—
Short-term investments	5	(1)
Other	—	80
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(6,484)	(3,582)
Mortgage loans on real estate	(569)	—
Trading account securities	(1)	—
Short-term investments	(5)	—
Other	(8)	(99)
Cash settlements related to derivative instruments, net	(309)	(208)
Other, net	(18)	(16)
Net cash provided by (used in) investing activities	$(6,558)	$(3,728)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$6,325	$3,453
Withdrawals	(853)	(1,064)
Transfer (to) from Separate Accounts	107	26
Payments of market risk benefits	(361)	(181)
Change in collateralized pledged assets	2	—
Change in collateralized pledged liabilities	1,261	342
Cash contribution from parent company	—	1,050
Changes in securities lending payable	21	—
Net cash provided by (used in) financing activities	$6,502	$3,626

Change in cash and cash equivalents	383	786
Cash and cash equivalents, beginning of period	1,838	294
Cash and cash equivalents, end of period	$2,221	$1,080

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
The terms “second quarter 2024” and “second quarter 2023” refer to the three months ended June 30, 2024 and 2023, respectively. The terms “first six months of 2024” and “first six months of 2023” refer to the six months ended June 30, 2024 and 2023, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Consolidated VIEs
As of June 30, 2024 and December 31, 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023 are total assets of $323 million and $0 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of June 30, 2024 and December 31, 2023, respectively, the Company held approximately $5 million and $0 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $9 million and $0 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $5 million and $0 million and approximately $214 million and $147 million of unfunded commitments as of June 30, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2024 and December 31, 2023 was $123 million and $78 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2024 and 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2024:
Fixed Maturities:
Corporate (1)	$8,131	$—	$50	$351	$7,830
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	48	—	—	9	39
Foreign governments	50	—	—	1	49
Residential mortgage-backed	1,838	—	8	11	1,835
Asset-backed (2)	5,220	—	35	4	5,251
Commercial mortgage-backed	474	—	2	14	462
Total at June 30, 2024	$15,776	$—	$95	$390	$15,481

December 31, 2023:
Fixed Maturities:
Corporate (1)	$5,842	$—	$96	$276	$5,662
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	50	—	—	7	43
Foreign governments	31	—	1	1	31
Residential mortgage-backed	961	—	15	4	972
Asset-backed (2)	2,956	—	32	2	2,986
Commercial mortgage-backed	195	—	1	14	182
Total at December 31, 2023	$10,050	$—	$145	$304	$9,891
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2024:
Contractual maturities:
Due in one year or less	$83	$83
Due in years two through five	2,114	2,095
Due in years six through ten	4,608	4,530
Due after ten years	1,439	1,225
Subtotal	8,244	7,933
Residential mortgage-backed	1,838	1,835
Asset-backed	5,220	5,251
Commercial mortgage-backed	474	462
Total at June 30, 2024	$15,776	$15,481

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from sales	$—	$—	$—	$50
Gross gains on sales	$—	$—	$—	$—
Gross losses on sales	$—	$—	$—	$(5)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in millions)
Balance, beginning of period	$—	$—	$—	$—
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—	—	—
Balance, end of period	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(244)	$9	$(19)	$(254)
Net investment gains (losses) arising during the period	(52)	—	—	(52)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Other	—	—	(1)	(1)
Impact of net unrealized investment gains (losses)	—	—	11	11
Net unrealized investment gains (losses) excluding credit losses	(296)	9	(9)	(296)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(296)	$9	$(9)	$(296)

	Three Months Ended June 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(312)	$6	$(1)	$(307)
Net investment gains (losses) arising during the period	(64)	—	—	(64)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	1	14	15
Net unrealized investment gains (losses) excluding credit losses	(376)	7	13	(356)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(376)	$7	$13	$(356)

	Six Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(159)	$8	$(33)	$(184)
Net investment gains (losses) arising during the period	(137)	—	—	(137)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Other	—	—	(5)	(5)
Impact of net unrealized investment gains (losses)	—	1	29	30
Net unrealized investment gains (losses) excluding credit losses	(296)	9	(9)	(296)
Balance, end of period	$(296)	$9	$(9)	$(296)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
	Six Months Ended June 30, 2023
Balance, beginning of period	$(388)	$8	$(1)	$(381)
Net investment gains (losses) arising during the period	7	—	—	7
Reclassification adjustment:
Included in net income (loss)	5	—	—	5
Other	—	—	16	16
Impact of net unrealized investment gains (losses)	—	(1)	(2)	(3)
Net unrealized investment gains (losses) excluding credit losses	(376)	7	13	(356)
Balance, end of period	$(376)	$7	$13	$(356)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 1,309 issues as of June 30, 2024 and the 891 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2024:
Fixed Maturities:
Corporate	$2,199	$20	$2,128	$331	$4,327	$351
States and political subdivisions	8	—	32	9	40	9
Foreign governments	30	—	8	1	38	1
Residential mortgage-backed	826	6	54	5	880	11
Asset-backed	1,049	3	58	1	1,107	4
Commercial mortgage-backed	148	1	59	13	207	14
Total at June 30, 2024	$4,260	$30	$2,339	$360	$6,599	$390

December 31, 2023:
Fixed Maturities:
Corporate	$505	$7	$1,900	$269	$2,405	$276
U.S. Treasury, government and agency	—	—	8	—	8	—
States and political subdivisions	—	—	33	7	33	7
Foreign governments	7	1	4	—	11	1
Residential mortgage-backed	103	—	9	4	112	4
Asset-backed	290	1	23	1	313	2
Commercial mortgage-backed	29	—	61	14	90	14
Total at December 31, 2023	$934	$9	$2,038	$295	$2,972	$304

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2024 and December 31, 2023 were $83 million and $82 million, respectively, representing 3.9% and 3.8% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2024 and December 31, 2023, respectively, approximately $53 million and $92 million, or 0.3% and 0.9%, of the $15.8 billion and $10.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $0 million and $0 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, respectively, the $360 million and $295 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either June 30, 2024 or December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $21 million and $23 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of June 30, 2024 and December 31, 2023, cash collateral received in the amount of $21 million and $23 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the June 30, 2024 and December 31, 2023.
Mortgage Loans on Real Estate
In 2024 the Company began investing in residential mortgage loans. Accrued interest receivable on commercial and residential mortgage loans was $4 million and $1 million as of June 30, 2024 and December 31, 2023 and no accrued interest was written off for the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial and residential mortgage loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$3	$—	$2	$—
Current-period provision for expected credit losses	1	—	2	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	—	2	—
Balance, end of period	$4	$—	$4	$—

Residential mortgages:
Balance, beginning of period	$—	$—	$—	$—
Current-period provision for expected credit losses	1	—	1	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	—	1	—
Balance, end of period	$1	$—	$1	$—

Total allowance for credit losses	$5	$—	$5	$—
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
Credit Quality Information

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

The Company’s commercial mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Commercial:
0% - 50%	$—	$58	$—	$—	$—	$17	$—	$—	$75
50% - 70%	245	221	—	—	—	—	—	—	466
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—	—	—
Total commercial	$245	$279	$—	$—	$—	$17	$—	$—	$541

Total commercial mortgage loans:
0% - 50%	$—	$58	$—	$—	$—	$17	$—	$—	$75
50% - 70%	245	221	—	—	—	—	—	—	466
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—	—	—
Total	$245	$279	$—	$—	$—	$17	$—	$—	$541

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Debt Service Coverage (“DSC”) Ratios (2) (3)

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Commercial:
Greater than 2.0x	$—	$—	$—	$—	$—	$17	$—	$—	$17
1.8x to 2.0x	—	—	—	—	—	—	—	—	—
1.5x to 1.8x	40	—	—	—	—	—	—	—	40
1.2x to 1.5x	205	221	—	—	—	—	—	—	426
1.0x to 1.2x	—	58	—	—	—	—	—	—	58
Less than 1.0x	—	—	—	—	—	—	—	—	—
Total commercial	$245	$279	$—	$—	$—	$17	$—	$—	$541

Total commercial mortgage loans:
Greater than 2.0x	$—	$—	$—	$—	$—	$17	$—	$—	$17
1.8x to 2.0x	—	—	—	—	—	—	—	—	—
1.5x to 1.8x	40	—	—	—	—	—	—	—	40
1.2x to 1.5x	205	221	—	—	—	—	—	—	426
1.0x to 1.2x	—	58	—	—	—	—	—	—	58
Less than 1.0x	—	—	—	—	—	—	—	—	—
Total	$245	$279	$—	$—	$—	$17	$—	$—	$541
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators: (1)
Performing	$72	$117	$67	$63	$2	$—	$321
Nonperforming	—	—	—	—	—	—	—
Total	$72	$117	$67	$63	$2	$—	$321
_____________
(1)The Company began investing in residential mortgages in 2024. Therefore, 2023 comparative information is not applicable.
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$541	$541	$—	$541	$—	$—
Residential	—	—	—	—	321	321	—	321	—	—
Total	$—	$—	$—	$—	$862	$862	$—	$862	$—	$—
December 31, 2023:
Mortgage loans:
Commercial	$—	$—	$—	$—	$296	$296	$—	$296	$—	$—
Residential	—	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$296	$296	$—	$296	$—	$—
________________
(1)Amounts presented at amortized cost basis.

As of June 30, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$—	$1	$(1)
Unrealized and realized gains (losses) on equity securities	$—	$—	$1	$(1)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Trading Securities
As of June 30, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $0 million and $0 million. As of June 30, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$2	$(1)	$—
Unrealized and realized gains (losses) on trading securities	(1)	2	(1)	—
Net investment income (loss) from trading securities	$(1)	$2	$(1)	$—
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fixed maturities	$182	$48	$325	$77
Mortgage loans on real estate	10	—	17	—
Policy loans	2	1	3	2
Other equity investments	—	—	1	—
Trading securities	(1)	2	(1)	—
Other investment income	20	7	33	9
Gross investment income (loss)	213	58	378	88
Investment expenses	(4)	(2)	(8)	(3)
Net investment income (loss)	$209	$56	$370	$85
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fixed maturities	$—	$—	$—	$(5)
Mortgage loans on real estate	(2)	—	(3)	—
Investment gains (losses), net	$(2)	$—	$(3)	$(5)

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience compared to expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements.
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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	June 30, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: (1)
Equity contracts:
Futures	$3,244	$—	$—	$—	$2,277	$—	$—	$—
Options	9,185	2,717	660	2,057	4,930	1,370	402	968
Interest rate contracts:
Futures	1,060	—	—	—	522	—	—	—
Other contracts:
Margin	—	181	—	181	—	133	—	133
Collateral	—	—	2,040	(2,040)	—	—	956	(956)
Total:	13,489	2,898	2,700	198	7,729	1,503	1,358	145

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	12,163	(12,163)	—	—	8,804	(8,804)
Funds withheld receivable (3)	—	(87)	—	(87)	—	100	—	100
Modco receivable (2)	—	—	(183)	183	—	—	(411)	411
Total embedded derivatives	—	(87)	11,980	(12,067)	—	100	8,393	(8,293)
Total derivative instruments	$13,489	$2,811	$14,680	$(11,869)	$7,729	$1,603	$9,751	$(8,148)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld receivable in the consolidated balance sheets.
The following table presents the effects of derivative instruments on the consolidated statements of income (loss) and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Net Derivatives Gains (Losses)
	(in millions)
Derivatives:
Equity contracts:
Futures	$69	$70	$225	$98
Options	238	105	632	111
Interest rate contracts:
Futures	(17)	(12)	(41)	(4)
Total:	290	163	816	205

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Net Derivatives Gains (Losses)
	(in millions)
Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	(1,042)	(2,194)	(3,578)	(2,230)
Funds withheld receivable	(89)	(598)	(1,106)	(598)
Modco receivable	850	1,930	2,822	1,930
Total Embedded Derivatives	(281)	(862)	(1,862)	(898)

Total Derivatives instruments (1)	$9	$(699)	$(1,046)	$(693)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of June 30, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of June 30, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $144 million and $113 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $37 million and $20 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2024 and December 31, 2023, respectively, the Company held $2,040 million and $956 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of June 30, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of June 30, 2024 and December 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$2,898	$2,687	$211	$(1)	$210
Secured lending	21	—	21	—	21
Other financial assets	5	—	5	—	5
Other invested assets	$2,924	$2,687	$237	$(1)	$236

Liabilities:
Derivative liabilities	$2,700	$2,687	$13	$—	$13
Secured lending	21	—	21	—	21
Other financial liabilities	2,102	—	2,102	—	2,102
Other liabilities	$4,823	$2,687	$2,136	$—	$2,136
______________
(1)Financial instruments sent (held).
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$1,503	$1,177	$326	$(178)	$148
Secured lending	6	—	6	—	6
Other financial assets	19	—	19	—	19
Other invested assets	$1,528	$1,177	$351	$(178)	$173

Liabilities:
Derivative liabilities	$1,180	$1,177	$3	$—	$3
Secured lending	6	—	6	—	6
Other financial liabilities	2,160	—	2,160	—	2,160
Other liabilities	$3,346	$1,177	$2,169	$—	$2,169
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
VUL	$478	$457
IUL	289	293
GMxB Core	170	119
Investment Edge	43	22
SCS	467	289
Other	49	32
Total	$1,496	$1,212
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
Changes in the DAC asset were as follows:

	Six Months Ended June 30, 2024
	VUL (1)	IUL (2)	GMxB Core	IE (3)	SCS	Total
	(in millions)
Balance, beginning of period	$457	$293	$119	$22	$289	$1,180
Capitalization	34	5	57	22	205	323
Amortization (4)	(13)	(9)	(6)	(1)	(27)	(56)
Balance, end of period	$478	$289	$170	$43	$467	$1,447
______________
(1)“VUL” defined as Variable Universal Life.
(2)“IUL” defined as Indexed Universal Life.
(3)“IE” defined as Investment Edge.
(4) DAC amortization of $2 million related to Other not reflected in table above.

	Six Months Ended June 30, 2023
	VUL	IUL	GMxB Core	IE	SCS	Total
	(in millions)
Balance, beginning of period	$410	$296	$40	$1	$13	$760
Capitalization	34	7	34	11	119	205
Amortization	(11)	(9)	(2)	—	(5)	(27)
Balance, end of period	$433	$294	$72	$12	$127	$938

Changes in the unearned revenue liability were as follows:

	Six Months Ended June 30,
	2024		2023
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of period	$203	$210	$159	$157
Capitalization	31	28	27	33
Amortization	(6)	(7)	(5)	(5)
Balance, end of period	$228	$231	$181	$185

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of June 30, 2024 and December 31, 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of June 30, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$7,633	$197	$7,830
U.S. Treasury, government and agency	—	15	—	15
States and political subdivisions	—	39	—	39
Foreign governments	—	49	—	49
Residential mortgage-backed	—	1,835	—	1,835
Asset-backed (2)	—	5,221	30	5,251
Commercial mortgage-backed	—	461	1	462
Total fixed maturities, AFS	—	15,253	228	15,481
Other equity investments	—	20	—	20
Other invested assets:
Trading securities	—	—	—	—
Short-term investments	—	—	—	—
Options	—	2,057	—	2,057
Total other invested assets	—	2,057	—	2,057
Cash equivalents	2,102	—	—	2,102
Funds withheld receivable (3) (5)	—	—	(87)	(87)
Purchased market risk benefits	—	—	7	7
Assets for market risk benefits	—	—	40	40
Separate Accounts assets (4)	7,248	7	—	7,255
Total Assets	$9,350	$17,337	$188	$26,875

Liabilities:
Policyholders’ account balances:
SCS, MSO and IUL indexed features’ liability	—	12,163	—	12,163
Modco receivable (5)	—	—	(183)	(183)
Liabilities for market risk benefits	—	—	6,224	6,224
Total Liabilities	$—	$12,163	$6,041	$18,204
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
(3)The funds withheld receivable was created through a funds withheld and modified coinsurance agreement where the investments supporting the reinsurance agreement are withheld by and continue to reside on Equitable Financial’s consolidated balance sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Equitable Financial, which are primarily available for sale securities.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as pre-payment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2024, there were $0 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.0% of total consolidated equity as of June 30, 2024.
During the six months ended June 30, 2023, there were $10 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.7% of total consolidated equity as of June 30, 2023.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 8 of the Notes to these Consolidated Financial Statements.

Level 3 Instruments - Fair Value Measurements

	Three Months Ended June 30, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$100	$38	$1	$(29)	$(292)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	1	—	—	—	—
Purchases	134	4	—	—	—
Sales	(38)	(12)	—	—	—
Change in fair value of funds withheld assets	—	—	—	(58)	109
Transfers into Level 3 (1)	—	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Three Months Ended June 30, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
(in millions)
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$197	$30	$1	$(87)	$(183)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Three Months Ended June 30, 2023
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$37	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	(136)	(166)
Total realized and unrealized gains (losses)	—	—	—	(136)	(166)
Other comprehensive income (loss)	—	—	—	—	—
Purchases	24	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$61	$—	$—	$(136)	$(166)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments - Fair Value Measurements

Six Months Ended June 30, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
(in millions)
Balance, beginning of period	$87	$24	$1	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Other comprehensive income (loss)	1	—	—	—	—
Purchases	149	29	—	—	—
Sales	(40)	(23)	—	—	—
Change in fair value of funds withheld assets	—		—	(187)	228
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$197	$30	$1	$(87)	$(183)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$1	$—	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Six Months Ended June 30, 2023
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$18	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	(136)	(166)
Total realized and unrealized gains (losses)	—	—	—	(136)	(166)
Other comprehensive income (loss)	—	—	—	—	—
Purchases	53	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	—	—
Balance, end of period	$61	$—	$—	$(136)	$(166)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—
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
Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:(5)
Investments:
Fixed maturities, AFS:
Corporate	$51	Matrix pricing model	Spread over benchmark	95 bps - 120 bps	110 bps
	$—	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples Loan to Value	4.0x - 33.0x 0.0% - 28.9% 0.0x - 9.0x 9.6% - 12.8%	0.0x 0.0% 0.0x 0.00%
Other equity investments	—	Discounted Cash Flow	Earnings Multiple	6.9x - 0.0x	0.0x
Purchased MRB asset (1) (2) (4)	7	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$6,184	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	21 bps - 108 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	21 bps 3.95% 0.71% 3.14% 2.68% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $6.2 billion of MRB liabilities and $40 million of MRB asset.
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $7.3 billion of MRB liabilities and $24 million of MRB assets.
(4)Includes Core products.
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of June 30, 2024 and December 31, 2023, respectively, are approximately $177 million and $73 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2024:
Mortgage loans on real estate	$857	$—	$—	$538	$538
Policy loans	$287	$—	$—	$302	$302
Funds withheld receivable	$9,834	$—	$—	$9,834	$9,834
Modco receivable	$31,042	$—	$—	$31,042	$31,042
Policyholders’ liabilities: Investment contracts	$105	$—	$—	$103	$103
Separate Accounts liabilities	$545	$—	$—	$545	$545

December 31, 2023:
Mortgage loans on real estate	$294	$—	$—	$297	$297
Policy loans	$268	$—	$—	$275	$275
Funds withheld receivable	$10,503	$—	$—	$10,503	$10,503
Modco receivable	$29,912	$—	$—	$29,912	$29,912
Policyholders’ liabilities: Investment contracts	$110	$—	$—	$108	$108
Separate Accounts liabilities	$372	$—	$—	$372	$372

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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following tables reconcile the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Reconciliation
Payout - Legacy	$553	$340
UL (1)	351	344
Other (2)	388	365
Subtotal	1,292	1,049
Other policy funds (3)	677	604
Grand total	$1,969	$1,653
______________
(1)Represents the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.
(3)Includes $462 million of URL of which $459 million is covered in Note 5 of the Notes to these Consolidated Financial Statements.
The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts.
The payout annuities result from annuitization of current contracts. Inflows are the liquidation of the account values not premiums:

	Six Months Ended June 30,
	Payout-Legacy
	2024	2023
	(Dollars in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$340	$—
Beginning balance of original discount rate	333	—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning of period balance	333	—
Issuances	237	—
Interest accrual	8	120
Benefits payments	(16)	—
Ending balance at original discount rate	562	120
Effect of changes in discount rate assumptions	(9)	(1)
Balance, end of period	$553	$119

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	Payout-Legacy
	2024	2023
	(Dollars in millions)
Net liability for future policy benefits	$553	$119
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$553	$119

Weighted-average duration of liability for future policyholder benefits (years)	7.6	7.6
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	June 30, 2024	December 31, 2023
	(in millions)
Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	$854	$508
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	553	340
Expected future gross premiums (discounted)	—	—
The following table provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities :

	Six Months Ended June 30,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Payout - Legacy (1)	$54	$21	$13	$—
Total	$54	$21	$13	$—
______________
(1)Gross premium reflected is the liquidation of Account Value at time of annuitization.
The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2024	December 31, 2023
Weighted Average Interest Rate
Payout-Legacy
Interest accretion rate	5.2%	5.3%
Current discount rate	5.4%	5.0%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Six Months Ended June 30,
	2024	2023
	UL
	(in millions)
Balance, beginning of period	$344	$—
Beginning balance before AOCI adjustments	344	—
Effect of changes in interest rate and cash flow assumptions and model changes	—	—
Effect of actual variances from expected experience	(3)	—
Adjusted beginning of period balance	341	—
Issuances	—	322
Interest accrual	8	—
Net assessments collected	8	—
Benefit payments	(6)	—
Ending balance before shadow reserve adjustments	351	322
Effect of shadow reserve adjustment	—	—
Balance, end of period	$351	$322

Net liability for additional liability	$351	$322
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$351	$322

Weighted-average duration of additional liability - death benefit (years)	17.2	18.6

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Assessments	Interest Accretion	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$242	$8	$258	$4
Total	$242	$8	$258	$4

	Six Months Ended June 30,
	2024	2023
	Universal Life
Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended June 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$887	$5,450	$(11)	$—
Balance BOP before changes in the instrument specific credit risk	655	5,100	(4)	—
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect	(1)	19	(108)	(261)
Interest accrual	8	55	9	68
Attributed fees accrued (1)	100	90	101	95
Benefit payments	(11)	(142)	(12)	(153)
Actual policyholder behavior different from expected behavior	6	(4)	6	(4)
Changes in future economic assumptions	(90)	(220)	(224)	(355)
Issuances (2)	—	—	1,305	6,842
Balance EOP before changes in the instrument-specific credit risk	667	4,898	1,073	6,232
Changes in the instrument-specific credit risk (3)	250	368	(9)	(6)
Balance, end of period	$917	$5,266	$1,064	$6,226

Weighted-average age of policyholders (years)	65.2	74.1	64.3	73.5
Net amount at risk	$2,836	$9,398	$3,079	$10,464
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances in 2023 are related to the Reinsurance Treaty with Equitable Financial.
(3)Changes are recorded in OCI.

	Six Months Ended June 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$1,191	$6,082	$(6)	$—
Balance BOP before changes in the instrument specific credit risk	934	5,695	(5)	—
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect	(151)	(314)	(113)	(261)
Interest accrual	17	113	9	68
Attributed fees accrued (1)	185	163	102	95
Benefit payments	(21)	(287)	(12)	(153)
Actual policyholder behavior different from expected behavior	8	(7)	8	(4)
Changes in future economic assumptions	(303)	(628)	(221)	(355)
Issuances (2)	(2)	163	1,305	6,842
Balance EOP before changes in the instrument-specific credit risk	667	4,898	1,073	6,232
Changes in the instrument-specific credit risk (3)	250	368	(9)	(6)
Balance, end of period	$917	$5,266	$1,064	$6,226

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Weighted-average age of policyholders (years)	65.2	74.1	64.3	73.5
Net amount at risk	$2,836	$9,398	$3,079	$10,464
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)GMxB Legacy issuances are related to the Reinsurance Treaty with Equitable Financial. During the first quarter of 2024, Equitable Financial completed a non-affiliated recapture of reinsurance. The Company assumed in MRBs related to the policies recaptured.
(3)Changes are recorded in OCI.
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	June 30, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(27)	$944	$917	$—	$917	$(14)	$1,205	$1,191	$—	$1,191
GMxB Legacy	—	5,266	5,266	—	5,266	—	6,082	6,082	—	6,082
Other	(13)	14	1	(7)	(6)	(10)	46	36	(9)	27
Total	$(40)	$6,224	$6,184	$(7)	$6,177	$(24)	$7,333	$7,309	$(9)	$7,300

9)    POLICYHOLDER ACCOUNT BALANCES
The following tables reconcile the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$1,179	$1,186
IUL	2,489	2,431
EI	1,834	1,964
EG	6,499	6,619
SCS	47,489	40,353
Other (1)	(27,995)	(27,590)
Total	$31,495	$24,963
______________
(1)Includes $(31.2) billion of assumed fair value of the modco reinsurance with Equitable Financial.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables summarize the balances and changes in policyholders’ account balances:

	Six Months Ended June 30, 2024
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$1,186	$2,431	$1,964	$6,619	40,353
Issuances	—	—	—	—	—
Premiums received	229	118	6	159	1
Policy charges	(240)	(97)	—	(2)	(8)
Surrenders and withdrawals	(8)	(48)	(145)	(499)	(1,552)
Benefit payments	(7)	(7)	(10)	(10)	(127)
Net transfers from (to) separate account	—	—	(8)	133	5,043
Interest credited (2)	19	92	27	99	3,779
Balance, end of period	$1,179	$2,489	$1,834	$6,499	$47,489

Weighted-average crediting rate	3.60%	2.49%	2.90%	2.39%	0.01%
Net amount at risk (3)	$15,471	$18,817	$95	$6	$1
Cash surrender value	$1,036	$1,898	$1,831	$6,456	$44,298

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

	Six Months Ended June 30, 2023
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$—	$1,962	$—	$—	$242
Issuances	1,208	349	2,213	6,817	31,189
Premiums received	122	119	3	93	—
Policy charges	(128)	(93)	—	(1)	(2)
Surrenders and withdrawals	(4)	(25)	(74)	(230)	(606)
Benefit payments	(5)	(5)	(9)	(7)	(55)
Net transfers from (to) separate account	—	—	(12)	45	2,823
Interest credited (3)	9	73	16	69	2,212
Other	—	—	—	—	—
Balance, end of period	$1,202	$2,380	$2,137	$6,786	$35,803

Weighted-average crediting rate	3.32%	2.34%	2.92%	2.31%	N/A
Net amount at risk (4)	$16,580	$19,438	$107	$17	$11
Cash surrender value	$1,044	$1,790	$2,130	$6,713	$32,495
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

June 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$24	$27	$251	$395	$697
	1.51% - 2.50%	—	482	—	—	482
	Greater than 2.50%	—	—	—	—	—
	Total	$24	$509	$251	$395	$1,179

Indexed Universal Life	0.00% - 1.50%	—	—	—	—	—
	1.51% - 2.50%	953	304	1,109	—	2,366
	Greater than 2.50%	—	—	—	—	—
	Total	$953	$304	$1,109	$—	$2,366

EQUI-VEST Individual	0.00% - 1.50%	44	197	—	—	241
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,555	—	—	—	1,555
	Total	$1,637	$197	$—	$—	$1,834

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	459	2,049	22	246	2,776
	1.51% - 2.50%	273	—	—	—	273
	Greater than 2.50%	2,493	—	—	—	2,493
	Total	$3,225	$2,049	$22	$246	$5,542

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	47	9	339	298	693
	Greater than 2.50%	—	492	—	—	492
	Total	$47	$501	$339	$298	$1,185

Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,112	218	1,001	—	2,331
	Greater than 2.50%	—	—	—	—	—
	Total	$1,112	$218	$1,001	$—	$2,331

EQUI-VEST Individual	0.00% - 1.50%	$47	$205	$—	$—	$252
	1.51% - 2.50%	42	—	—	—	42
	Greater than 2.50%	1,670	—	—	—	1,670
	Total	$1,759	$205	$—	$—	$1,964

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$488	$2,020	$11	$277	$2,796
	1.51% - 1.51%	269	—	—	—	269
	Greater than 2.50%	2,642	—	—	—	2,642
	Total	$3,399	$2,020	$11	$277	$5,707

Separate Account - Summary
The following tables reconcile the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
VUL	$2,387	$2,128
GMxB Core	3,141	2,166
IE	399	226
Reinsured	1,068	1,022
Other	262	212
Total	$7,257	$5,754

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Six Months Ended June 30, 2024
	VUL	GMxB Core	IE	Reinsured (2)
	(in millions)
Balance, beginning of period	$2,128	$2,166	$226	$1,022
Premiums and deposits	211	768	588	10
Policy charges	(72)	(12)	—	(15)
Surrenders and withdrawals	(25)	(34)	(8)	(41)
Benefit payments	(5)	(4)	—	(13)
Investment performance (1)	177	158	18	1
Net transfers from (to) general account	(27)	99	(425)	104
Other charges	—	—	—	—
Balance, end of period	$2,387	$3,141	$399	$1,068

Cash surrender value	$2,048	$2,922	$381	$—
_______________
(1)Investment performance is reflected net of mortality and expense fees.
(2)Reinsured primarily reflects Protective Life reinsured ceded business.

	Six Months Ended June 30, 2023
	VUL	GMxB Core	IE	Reinsured (1)
	(in millions)
Balance, beginning of period	$1,653	$756	$26	$913
Premiums and deposits	190	439	270	11
Policy charges	(64)	(4)	—	(17)
Surrenders and withdrawals	(23)	(11)	(2)	(37)
Benefit payments	(5)	(3)	—	(11)
Investment performance (2)	192	79	4	141
Net transfers from (to) general account	(25)	65	(163)	(1)
Other charges	—	—	—	—
Balance, end of period	$1,918	$1,321	$135	$999

Cash surrender value	$1,590	$1,221	$129	$—
______________
(1)Reinsured primarily reflects Protective Life reinsured ceded business.
(2)Investment performance is reflected net of mortality and expense fees.
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	June 30, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,935	$4,310	$—	$12	$7,257
Total	$2,935	$4,310	$—	$12	$7,257

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,642	$3,100	$12	$5,754
Total	$2,642	$3,100	$12	$5,754

10)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
For the three and six months ended June 30, 2024, the Company recorded increases to the valuation allowance of $1 million and $6 million, respectively, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $11 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
11)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and six months ended June 30, 2024.
Holding has provided a guarantee of the Company’s performance under a reinsurance arrangement that will no longer be in effect once certain conditions at the Company are met and notice is provided.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable Financial, effective April 1, 2023. See Note 16 of the Notes to these Consolidated Financial Statements for further details.
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$(176)	$(51)
Market risk benefits - instrument-specific credit risk component	(624)	(649)
Liability or future policy benefits - current discount rate component	41	6
Defined benefit pension plans	—	—
Accumulated other comprehensive income (loss)	$(759)	$(694)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of OCI, net of taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(42)	$(51)	$(114)	$21
(Gains) losses reclassified into net income (loss) during the period (1)	—	—	—	4
Net unrealized gains (losses) on investments	(42)	(51)	(114)	25
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	—	—	1	(1)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(10), $(28), $(23) and $(13))	(42)	(51)	(113)	24
Change in LFPB discount rate and MRB credit risk
Change in market risk benefits - instrument-specific credit risk (net of deferred income tax expense (benefit) of $(8), $2, $5 and $3)	(28)	7	20	11
Changes in liability for future policy benefits - current discount rate (net of deferred income tax expense (benefit) of $3, $0, $7 and $0)	10	1	28	1
Other comprehensive income (loss)	$(60)	$(43)	$(65)	$36
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $0 million, $0 million, $0 million and $(1) million and for the three and six months ended June 30, 2024 and 2023, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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

FHLB
As a member of the FHLB, the Company has access to collateralized borrowings. Collateralized borrowings require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral, and are reported in policyholders’ account balances in the balance sheets. The Company had no collateralized borrowings outstanding at June 30, 2024 or December 31, 2023.
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion. The Company had $0 outstanding as of June 30, 2024 and December 31, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2024, these arrangements include commitments by the Company to provide equity financing of $214 million to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

The Company had $22 million of commitments under existing mortgage loans or mortgage loan commitment agreements at June 30, 2024.
14)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2024, the following two prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is an decrease of approximately $97 million in statutory surplus as of June 30, 2024.

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
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $905 million in statutory special surplus funds as of June 30, 2024.
15)    UNPAID CLAIM AND CLAIM EXPENSES
The following summarizes the change in liability for unpaid claims and claim expenses:
Liability for Unpaid Claims and Claim Expenses

	Six Months Ended June 30,
	2024	2023
	(in millions)
Gross Balance, beginning of period	$141	$110
Less Reinsurance	48	36
Net Balance, beginning of period	93	74

Incurred Claims (net) Related to:
Current Period	147	121
Prior Period	(12)	(14)
Total Incurred	135	107

Paid Claims (net) Related to:
Current Period	75	65
Prior Period	43	33
Total Paid	118	98

Net Balance, end of period	110	83
Add Reinsurance	48	40
Gross Balance, end of period	$158	$123

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes the effect of reinsurance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Direct charges and fee income	$112	$93	$218	$178
Reinsurance assumed - Equitable Financial	352	344	679	344
Reinsurance ceded	(30)	(27)	(59)	(51)
Policy charges and fee income	$434	$410	$838	$471

Direct premiums	$106	$87	$207	$172
Assumed premiums	23	—	23	—
Reinsurance assumed - Equitable Financial	35	59	80	59
Reinsurance ceded	(15)	(14)	(29)	(30)
Premiums	$149	$132	$281	$201

Direct policyholders’ benefits	$132	$118	$268	$218
Assumed policyholders’ benefits	20	—	20	—
Reinsurance assumed - Equitable Financial	183	198	369	198
Reinsurance ceded	(26)	(38)	(57)	(59)
Policyholders’ benefits	$309	$278	$600	$357

Direct interest credited to policyholders’ account balances	$147	$43	$263	$74
Reinsurance assumed - Equitable Financial	153	151	307	151
Reinsurance ceded	(7)	(9)	(15)	(17)
Interest credited to policyholders’ account balances	$293	$185	$555	$208
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable Financial. The following table summarizes the composition of the pool of assets:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,018	$23,018	$24,725	$24,725
Mortgage loans on real estate	8,160	7,197	8,405	7,409
Policy loans	264	265	248	250
Other equity investments	190	190	238	238
Other invested assets (1)	10,704	10,704	8,256	8,257
Total assets supporting funds withheld	$42,336	$41,374	$41,872	$40,879
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
The following tables present line items for the previously issued June 30, 2023 interim financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact of the errors, and the amounts as revised. The following interim financial statements are unaudited.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in millions)
(unaudited)
Balance Sheets
Funds withheld receivable	10,615	39	10,654
Reinsurance deposit assets	12,782	(26)	12,756
Current and deferred income taxes	151	(2)	149
Assets for Market Risk Benefits	26	(2)	24
Total Assets	37,721	9	37,730
Policyholders’ account balances	21,014	(125)	20,889
Liability for Market Risk Benefits	7,363	4	7,367
Future policy benefits and other policyholders’ liabilities	1,209	89	1,298
Other liabilities	2,124	7	2,131
Total Liabilities	36,324	(25)	36,299
Equity
Accumulated deficit	(143)	34	(109)
Total Equity	1,397	34	1,431
Total Liabilities and Equity	37,721	9	37,730

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Income (Loss)
Policy charges and fee income	411	(1)	410	472	(1)	471
Premiums	112	20	132	181	20	201
Net derivative gains (losses)	(700)	1	(699)	(694)	1	(693)
Net investment income (loss)	56	—	56	85	—	85
Other investment gains (losses), net	—	—	—	(5)	—	(5)
Total investment gains (losses), net	—	—	—	(5)	—	(5)
Investment management and service fees	105	17	122	110	17	127
Other income	38	—	38	44	—	44
Total revenues	22	37	59	193	37	230
Benefits and other deductions
Policyholders' benefits	335	(57)	278	414	(57)	357
Remeasurement of Liability for Future Policy Benefits	1	(2)	(1)	—	(2)	(2)
Change in Market Risk Benefits and Purchased Market Risk Benefits	(862)	23	(839)	(862)	24	(838)
Interest credited to policyholders’ account balances	185	—	185	208	—	208
Compensation and benefits	15	—	15	28	—	28
Commissions	90	(1)	89	121	(1)	120
Amortization of deferred policy acquisition costs	16	—	16	28	—	28
Amortization of reinsurance deposit assets	130	17	147	131	17	148
Other operating costs and expenses	92	17	109	114	17	131
Total benefits and deductions	2	(3)	(1)	182	(2)	180
Income (loss) from continuing operations, before income taxes	20	40	60	11	39	50
Income tax (expense) benefit from continuing operations	(6)	(3)	(9)	66	(3)	63
Net income (loss) from continuing operations	14	37	51	77	36	113
Net income (loss)	14	37	51	77	36	113

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$14	$37	$51	$77	$36	$113
Comprehensive income (loss)	(29)	37	8	114	35	149

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Equity
Accumulated Deficit, beginning of year	(157)	(3)	(160)	(220)	(2)	(222)
Net income (loss)	14	37	51	77	36	113
Accumulated Deficit, end of year	(143)	34	(109)	(143)	34	(109)
Accumulated other comprehensive income (loss), beginning of year	(302)	—	(302)	(382)	1	(381)
Other comprehensive income (loss)	(43)	—	(43)	37	(1)	36
Accumulated other comprehensive income (loss), end of year	(345)	—	(345)	(345)	—	(345)
Total equity, end of year	1,397	34	1,431	1,397	34	1,431

	Six Months Ended June 30, 2023
	As Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statement of Cash Flows
Cash flow from operating activities:
Net income (loss)	$77	$36	$113
Policy charges and fee income	(472)	1	(471)
Net derivative (gains) losses	694	(1)	693
Remeasurement of liability for future policy benefits	—	(2)	(2)
Change in Market Risk Benefits	(862)	24	(838)
Future policy benefits	133	89	222
Funds withheld receivable	13	(174)	(161)
Current and deferred income taxes	(66)	3	(63)
Other, net	431	24	455
Net cash provided by (used in) operating activities	888	—	888
18)    SUBSEQUENT EVENTS
During July 2024 the Company distributed an ordinary dividend of $441 million.

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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, concerns regarding inflation, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions, including the U.S. presidential election. The Russian invasion of the Ukraine, the Israel-Hamas war and the potential for broader regional hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
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
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. Despite the U.S. economy showing signs of slowing early in 2024, equity markets demonstrated overall resilience in the second quarter, benefiting from job creation that consistently exceeded expectations, cooling inflation, and a widely held outlook for monetary easing, including expected interest rate reductions (based on statements of members of the Board of Governors of the Federal Reserve System). However, following the U.S. Bureau of Labor Statistics’s release on August 2, 2024 of a weaker than expected July jobs report, which reported the increase of the unemployment rate to 4.3%, the highest level in nearly three years, markets fell sharply and market expectations of volatility increased.
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
Insurance Regulation
Regulation of Investments
We are regulated primarily by the Arizona Department of Insurance and Financial Institutions, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve and capital requirements.
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. In June 2024, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. The NAIC is also collaborating with interested parties to develop and refine the process for modeling CLO investments. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.
Fiduciary Rules
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14 that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the “Final Rule”). Shortly thereafter, these changes were challenged in court, including by a coalition of insurance industry trade associations filed a motion for a preliminary injunction and stay of portions of the Final Rule, including the regulation that changes the definition of “fiduciary” and PTE 84-14. On July 25, 2024, a federal district court entered a stay of the effective date of portions of the Final Rule, including the regulation that changes the definition of “fiduciary” and the amendments to PTE 84-14. While this litigation proceeds, we are evaluating the potential impact of the Final Rule on our business, particularly as it pertains to the sale of insurance products to retirement investors.
In August 2023, the SEC adopted final rule private fund adviser reform rules under the Investment Advisers Act requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees and expenses; obtain an annual audit for each private fund; obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund. On June 5, 2024, the United States Court of Appeals for the Fifth Circuit unanimously vacated the private fund adviser reform rules in their entirety. The SEC missed a deadline to ask for a rehearing after the Fifth Circuit Court of Appeals ruling, and it is unclear the SEC will petition the United States Supreme Court to review the Fifth Circuit’s ruling.
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
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Six Months Ended June 30,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$838	$471
Premiums	281	201
Net derivative gains (losses)	(1,046)	(693)
Net investment income (loss)	370	85
Investment gains (losses), net	(3)	(5)
Investment management and service fees	261	127
Other income	75	44
Total revenues	776	230

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	600	357
Remeasurement of liability for future policy benefits	(10)	(2)
Change in market risk benefits and purchased market risk benefits	(1,234)	(838)
Interest credited to policyholders’ account balances	555	208
Compensation and benefits	35	28
Commissions	225	120
Amortization of deferred policy acquisition costs	58	28
Amortization of reinsurance deposit assets	305	$148
Other operating costs and expenses	189	131
Total benefits and other deductions	723	180
Income (loss) from continuing operations, before income taxes	53	50
Income tax (expense) benefit	(13)	63
Net income (loss)	$40	$113

The following discussion compares the results for the six months ended June 30, 2024 to the six months ended June 30, 2023.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America decreased $73 million, to net income of $40 million for the six months ended June 30, 2024 from a net income of $113 million for the six months ended June 30, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Net derivative losses increased $353 million mainly due to net embedded derivatives losses related to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $347 million primarily due to business assumed as part of the Reinsurance Treaty and growth of SCS.
•Policyholders’ benefits increased by $243 million mainly due to business assumed as part of the Reinsurance Treaty and unfavorable claims.
•Compensation, benefits, amortization of reinsurance deposits assets and other operating expenses increased by $222 million mainly due to expense recognition related to the reinsurance deposit assets and expenses related to the assumed business as part of the Reinsurance Treaty.
•Commissions increased by $105 million primarily due to business assumed as part of the Reinsurance Treaty and an increase in sales related to business growth resulting from our initiative to begin offering a full suite of variable annuity products to policyholders located outside of New York.
•Amortization of deferred policy acquisition costs increased by $30 million mainly due to continued growth of SCS business.
•Income tax benefit decreased $76 million primarily due to a full release of the valuation allowance of $69 million on the deferred tax asset for the six months ended June 30, 2023 and more pre-tax income in the six months ended June 30, 2024.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $612 million mainly due to the Reinsurance Treaty and business growth, primarily driven by an increase in employee benefit premiums, and to a lesser extent from our initiative to begin offering a full suite of variable products to policyholders located outside of New York.
•Change in market risk benefits and purchased market risk benefits decreased by $396 million mainly due to a more favorable increase in equity markets and interest rates in the first half of 2024 compared to the second quarter of 2023, impacting the assumed liabilities from the Reinsurance Treaty effective April 1, 2023.
•Net investment income increased by $285 million mainly due to higher SCS asset balances and higher investment yields.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2023 in “Quantitative and Qualitative Disclosures About Market Risk”.
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.
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
Remediation Status of Material Weakness
Management continues to execute its plan moving towards remediation of the material weakness. Since identifying the material weakness, management is in the process of designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
Other than as described above, with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended June 30, 2024
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

Date: August 12, 2024	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2024	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)