Form 10-Q
period 2024-09-30
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2024-11-07
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2024, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $17,801 and $10,050) (allowance for credit losses of $0 and $0 )	$17,979	$9,891
Mortgage loans on real estate (net of allowance for credit losses of $7 and $2)	1,491	294
Policy loans	293	268
Other equity investments	38	19
Other invested assets	702	351
Total investments	20,503	10,823
Cash and cash equivalents	2,408	1,838
Deferred policy acquisition costs	1,649	1,212
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	916	961
Funds withheld receivable	9,881	10,603
Reinsurance deposit assets	12,088	12,566
Purchased market risk benefits	7	9
Other assets	450	406
Assets for market risk benefits	39	24
Separate Accounts assets	8,327	5,754
Total Assets	$56,268	$44,196

LIABILITIES
Policyholders’ account balances	$34,162	$24,963
Liability for market risk benefits	6,595	7,333
Future policy benefits and other policyholders' liabilities	2,130	1,653
Amounts due to reinsurers	107	110
Current and deferred income taxes	233	54
Other liabilities	2,261	2,169
Separate Accounts liabilities	8,327	5,754
Total Liabilities	$53,815	$42,036
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,885	1,882
Retained earnings (accumulated deficit)	978	969
Accumulated other comprehensive income (loss)	(413)	(694)
Total Equity	2,453	2,160
Total Liabilities and Equity	$56,268	$44,196
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$436	$411	$1,274	$882
Premiums	154	132	435	333
Net derivative gains (losses)	912	(336)	(134)	(1,029)
Net investment income (loss)	246	99	616	184
Investment gains (losses), net	4	—	1	(5)
Investment management and service fees	135	126	396	253
Other income	34	38	109	82
Total revenues	1,921	470	2,697	700

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	271	261	871	618
Remeasurement of liability for future policy benefits	(14)	23	(24)	21
Change in market risk benefits and purchased market risk benefits	334	(992)	(900)	(1,830)
Interest credited to policyholders’ account balances	338	231	893	439
Compensation and benefits	17	17	52	45
Commissions	133	99	358	219
Amortization of deferred policy acquisition costs	36	20	94	48
Amortization of reinsurance deposit assets	172	93	477	241
Other operating costs and expenses	94	106	283	237
Total benefits and other deductions	1,381	(142)	2,104	38
Income (loss) from continuing operations, before income taxes	540	612	593	662
Income tax (expense) benefit	(107)	(131)	(120)	(68)
Net income (loss)	$433	$481	$473	$594

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$433	$481	$473	$594

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	382	(154)	269	(130)
Change in market risk benefits - instrument-specific credit risk	(9)	(262)	11	(251)
Change in liability for future policy benefits - current discount rate	(27)	11	1	12
Other comprehensive income (loss), net of income taxes	346	(405)	281	(369)
Comprehensive income (loss)	$779	$76	$754	$225
_____________
(1)See Note 12 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$1,884	$1,009	$(759)	$2,137
Net income (loss)	—	—	433	—	433
Other comprehensive income (loss)	—	—	—	346	346
Dividend to parent	—	—	(464)	—	(464)
Other	—	1	—	—	1
Balance, September 30, 2024	$3	$1,885	$978	$(413)	$2,453

Balance, beginning of period	$3	$1,882	$(109)	$(345)	$1,431
Contribution from parent	—	—	—	—	—
Net income (loss)	—	—	481	—	481
Other comprehensive income (loss)	—	—	—	(405)	(405)
Other	—	—	—	—	—
Balance, September 30, 2023	$3	$1,882	$372	$(750)	$1,507

	Nine Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$3	$1,882	$969	$(694)	$2,160
Net income (loss)	—	—	473	—	473
Other comprehensive income (loss)	—	—	—	281	281
Dividend to parent	—	—	(464)	—	(464)
Other	—	3	—	—	3
Balance, September 30, 2024	$3	$1,885	$978	$(413)	$2,453

Balance, beginning of period	$3	$831	$(222)	$(381)	$231
Contribution from parent	—	1,050	—	—	1,050
Net income (loss)	—	—	594	—	594
Other comprehensive income (loss)	—	—	—	(369)	(369)
Other	—	1	—	—	1
Balance, September 30, 2023	$3	$1,882	$372	$(750)	$1,507

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$473	$594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	893	439
Policy charges and fee income	(1,274)	(882)
Net derivative (gains) losses	134	1,029
Investment (gains) losses, net	(1)	5
Realized and unrealized (gains) losses on trading securities	1	1
Non-cash long-term incentive compensation expense	2	2
Amortization and depreciation	447	195
Remeasurement of liability for future policy benefits	(24)	21
Change in market risk benefits	(900)	(1,830)
Changes in:
Reinsurance recoverable	(10)	47
Funds withheld receivable	(212)	(219)
Capitalization of deferred policy acquisition costs	(531)	(367)
Future policy benefits	412	365
Current and deferred income taxes	110	68
Other, net	1,335	984
Net cash provided by (used in) operating activities	$855	$452

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,424	$486
Mortgage loans on real estate	13	—
Trading account securities	—	(1)
Short-term investments	5	(2)
Other	4	100
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(8,977)	(6,152)
Mortgage loans on real estate	(1,215)	(52)
Trading account securities	(1)	—
Short-term investments	(5)	—
Other	(24)	(99)
Cash settlements related to derivative instruments, net	(431)	(553)
Other, net	(19)	(17)
Net cash provided by (used in) investing activities	$(9,226)	$(6,290)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$9,668	$5,952
Withdrawals	(1,234)	(745)
Transfer (to) from Separate Accounts	141	258
Payments of market risk benefits	(513)	(360)
Change in collateralized pledged assets	5	(27)
Change in collateralized pledged liabilities	1,319	415
Dividend to parent company	(464)	—
Cash contribution from parent company	—	1,050
Changes in securities lending payable	18	27
Other, net	1	—
Net cash provided by (used in) financing activities	$8,941	$6,570

Change in cash and cash equivalents	570	732
Cash and cash equivalents, beginning of period	1,838	294
Cash and cash equivalents, end of period	$2,408	$1,026

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
The terms “third quarter 2024” and “third quarter 2023” refer to the three months ended September 30, 2024 and 2023, respectively. The terms “first nine months of 2024” and “first nine months of 2023” refer to the nine months ended September 30, 2024 and 2023, respectively.
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
The adoption of ASU 2023-07 is not expected to materially impact the Company’s financial position, results of operation, or cash flows.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Consolidated VIEs
As of September 30, 2024 and December 31, 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023 are total assets of $669 million and $0 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of September 30, 2024 and December 31, 2023, respectively, the Company held approximately $21 million and $0 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $95 million and $0 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $21 million and $0 million and approximately $260 million and $147 million of unfunded commitments as of September 30, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
Impact of Assumption Updates
The net impact of assumption changes in the nine months ended September 30, 2024 decreased remeasurement of liability for future policy benefits by $9 million, decreased policyholders’ benefits by $6 million, increased market risk benefits and purchased market risk benefits by $12 million, and decreased other operating costs and expenses by $17 million. This resulted in an increase in income (loss) from operations, before income taxes of $20 million and an increase to net income (loss) by $16 million.
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
Model Changes
There were no material model changes in the first nine months of 2024 and 2023.

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
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2024 and December 31, 2023 was $139 million and $78 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2024 and 2023.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2024:
Fixed Maturities:
Corporate (1)	$9,392	$—	$285	$233	$9,444
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	49	—	—	7	42
Foreign governments	49	—	1	—	50
Residential mortgage-backed	2,207	—	41	4	2,244
Asset-backed (2)	5,519	—	96	2	5,613
Commercial mortgage-backed	570	—	11	10	571
Total at September 30, 2024	$17,801	$—	$434	$256	$17,979

December 31, 2023:
Fixed Maturities:
Corporate (1)	$5,842	$—	$96	$276	$5,662
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	50	—	—	7	43
Foreign governments	31	—	1	1	31
Residential mortgage-backed	961	—	15	4	972
Asset-backed (2)	2,956	—	32	2	2,986
Commercial mortgage-backed	195	—	1	14	182
Total at December 31, 2023	$10,050	$—	$145	$304	$9,891
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2024:
Contractual maturities:
Due in one year or less	$76	$76
Due in years two through five	2,261	2,307
Due in years six through ten	5,680	5,820
Due after ten years	1,488	1,348
Subtotal	9,505	9,551
Residential mortgage-backed	2,207	2,244
Asset-backed	5,519	5,613
Commercial mortgage-backed	570	571
Total at September 30, 2024	$17,801	$17,979

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from sales	$18	$183	$18	$233
Gross gains on sales	$—	$—	$—	$—
Gross losses on sales	$—	$—	$—	$(5)

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(296)	$9	$(9)	$(296)
Net investment gains (losses) arising during the period	474	—	—	474
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Other	—	—	10	10
Impact of net unrealized investment gains (losses)	—	(2)	(100)	(102)
Net unrealized investment gains (losses) excluding credit losses	178	7	(99)	86
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$178	$7	$(99)	$86

	Three Months Ended September 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(376)	$7	$13	$(356)
Net investment gains (losses) arising during the period	(200)	—	—	(200)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Excluded from net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	5	40	45
Net unrealized investment gains (losses) excluding credit losses	(576)	12	53	(511)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(576)	$12	$53	$(511)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(159)	$8	$(33)	$(184)
Net investment gains (losses) arising during the period	337	—	—	337
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Other	—	—	5	5
Impact of net unrealized investment gains (losses)	—	(1)	(71)	(72)
Net unrealized investment gains (losses) excluding credit losses	178	7	(99)	86
Balance, end of period	$178	$7	$(99)	$86

	Nine Months Ended September 30, 2023
Balance, beginning of period	$(388)	$8	$(1)	$(381)
Net investment gains (losses) arising during the period	(193)	—	—	(193)
Reclassification adjustment:
Included in net income (loss)	5	—	—	5
Other	—	—	16	16
Impact of net unrealized investment gains (losses)	—	4	38	42
Net unrealized investment gains (losses) excluding credit losses	(576)	12	53	(511)
Balance, end of period	$(576)	$12	$53	$(511)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 771 issues as of September 30, 2024 and the 891 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2024:
Fixed Maturities:
Corporate	$427	$2	$1,747	$231	$2,174	$233
States and political subdivisions	—	—	33	7	33	7
Foreign governments	—	—	11	—	11	—
Residential mortgage-backed	201	1	10	3	211	4
Asset-backed	119	—	7	2	126	2
Commercial mortgage-backed	81	—	63	10	144	10
Total at September 30, 2024	$828	$3	$1,871	$253	$2,699	$256

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023:
Fixed Maturities:
Corporate	$505	$7	$1,900	$269	$2,405	$276
U.S. Treasury, government and agency	—	—	8	—	8	—
States and political subdivisions	—	—	33	7	33	7
Foreign governments	7	1	4	—	11	1
Residential mortgage-backed	103	—	9	4	112	4
Asset-backed	290	1	23	1	313	2
Commercial mortgage-backed	29	—	61	14	90	14
Total at December 31, 2023	$934	$9	$2,038	$295	$2,972	$304

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2024 and December 31, 2023 were $103 million and $82 million, respectively, representing 4.2% and 3.8% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2024 and December 31, 2023, respectively, approximately $67 million and $92 million, or 0.4% and 0.9%, of the $17.8 billion and $10.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $0 million and $0 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, respectively, the $253 million and $295 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either September 30, 2024 or December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $17 million and $23 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2024 and December 31, 2023, cash collateral received in the amount of $18 million and $23 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the September 30, 2024 and December 31, 2023.
Mortgage Loans on Real Estate
In 2024, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial and residential mortgage loans was $8 million and $1 million as of September 30, 2024 and December 31, 2023 and no accrued interest was written off for the three and nine months ended September 30, 2024 and 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
As of September 30, 2024 and December 31, 2023, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial and residential mortgage loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$4	$—	$2	$—
Current-period provision for expected credit losses	1	—	3	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	—	3	—
Balance, end of period	$5	$—	$5	$—

Residential mortgages:
Balance, beginning of period	$1	$—	$—	$—
Current-period provision for expected credit losses	1	—	2	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	—	2	—
Balance, end of period	$2	$—	$2	$—

Total allowance for credit losses	$7	$—	$7	$—
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
Credit Quality Information

The Company’s commercial mortgage loans segregated by risk rating exposure were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Loan to Value (“LTV”) Ratios (1) (3)

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$—	$—	$17	$—	$—	$17
50% - 70%	516	301	—	—	—	—	—	—	817
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—	—	—
Total commercial loans	$516	$301	$—	$—	$—	$17	$—	$—	$834
Debt Service Coverage (“DSC”) Ratios (2) (3)

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Commercial:
Greater than 2.0x	$23	$—	$—	$—	$—	$17	$—	$—	$40
1.8x to 2.0x	103	—	—	—	—	—	—	—	103
1.5x to 1.8x	87	—	—	—	—	—	—	—	87
1.2x to 1.5x	303	221	—	—	—	—	—	—	524
1.0x to 1.2x	—	80	—	—	—	—	—	—	80
Less than 1.0x	—	—	—	—	—	—	—	—	—
Total commercial loans	$516	$301	$—	$—	$—	$17	$—	$—	$834
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
LTV Ratios (1) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
0% - 50%	$58	$—	$—	$—	$—	$17	$—	$—	$75
50% - 70%	221	—	—	—	—	—	—	—	221
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—	—	—
Total commercial loans	$279	$—	$—	$—	$—	$17	$—	$—	$296

DSC Ratios (2) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Greater than 2.0x	$—	$—	$—	$—	$—	$17	$—	$—	$17
1.8x to 2.0x	—	—	—	—	—	—	—	—	—
1.5x to 1.8x	—	—	—	—	—	—	—	—	—
1.2x to 1.5x	221	—	—	—	—	—	—	—	221
1.0x to 1.2x	58	—	—	—	—	—	—	—	58
Less than 1.0x	—	—	—	—	—	—	—	—	—
Total commercial loans	$279	$—	$—	$—	$—	$17	$—	$—	$296
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators: (1)
Performing	$328	$197	$73	$64	$2	$—	$664
Nonperforming	—	—	—	—	—	—	—
Total	$328	$197	$73	$64	$2	$—	$664
_____________
(1)The Company began investing in residential mortgages in 2024. Therefore, 2023 comparative information is not applicable.
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$834	$834	$—	$834	$—	$—
Residential	—	—	—	—	664	664	—	664	—	—
Total	$—	$—	$—	$—	$1,498	$1,498	$—	$1,498	$—	$—
December 31, 2023:
Mortgage loans:
Commercial	$—	$—	$—	$—	$296	$296	$—	$296	$—	$—
Residential	—	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$296	$296	$—	$296	$—	$—
________________
(1)Amounts presented at amortized cost basis.

As of September 30, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Trading Securities
As of September 30, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $0 million and $0 million. As of September 30, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$(1)	$(1)	$(1)
Unrealized and realized gains (losses) on trading securities	—	(1)	(1)	(1)
Net investment income (loss) from trading securities	$—	$(1)	$(1)	$(1)
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fixed maturities	$230	$90	$555	$167
Mortgage loans on real estate	16	—	33	—
Policy loans	1	1	4	3
Other equity investments	—	—	1	—
Trading securities	—	(1)	(1)	(1)
Other investment income	5	10	38	19
Gross investment income (loss)	252	100	630	188
Investment expenses	(6)	(1)	(14)	(4)
Net investment income (loss)	$246	$99	$616	$184
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fixed maturities	$—	$—	$—	$(5)
Mortgage loans on real estate	(2)	—	(5)	—
Other	6	—	6	—
Investment gains (losses), net	$4	$—	$1	$(5)

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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	September 30, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$286	$—	$8	$(8)	$—	$—	$—	$—
Interest swaps	—	—	—	—	—	—	—	—
Total: designated for hedge accounting	286	—	8	(8)	—	—	—	—
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	4,263	—	—	—	2,277	—	—	—
Options	11,617	3,421	898	2,523	4,930	1,370	402	968
Interest rate contracts:
Futures	1,567	—	—	—	522	—	—	—
Other contracts:
Margin	—	269	—	269	—	133	—	133
Collateral	—	—	2,470	(2,470)	—	—	956	(956)
Total:	17,447	3,690	3,368	322	7,729	1,503	1,358	145

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	13,198	(13,198)	—	—	8,804	(8,804)
Funds withheld receivable (3)	—	361	—	361	—	100	—	100
Modco receivable (2)	—	—	(1,012)	1,012	—	—	(411)	411
Total embedded derivatives	—	361	12,186	(11,825)	—	100	8,393	(8,293)
Total derivative instruments	$17,733	$4,051	$15,562	$(11,511)	$7,729	$1,603	$9,751	$(8,148)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld receivable in the consolidated balance sheets.
The following table presents the effects of derivative instruments on the consolidated statements of income (loss) and comprehensive income (loss):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Net Derivatives Gain (Losses) (1)	AOCI	Net Derivatives Gain (Losses) (1)	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	(8)	(1)	(8)	(1)
Interest swaps	—	—	—	—
Total: designated for hedge accounting	(8)	(1)	(8)	(1)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Net Derivatives Gain (Losses) (1)	AOCI	Net Derivatives Gain (Losses) (1)	AOCI
	(in millions)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	$172	$—	$396	$—
Options	230	—	863	—
Interest rate contracts:
Futures	47	—	6	—
Total:	449	—	1,265	—

Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	(1,258)	—	(4,836)	—
Funds withheld receivable	(131)	—	(1,237)	—
Modco receivable	1,860	—	4,682	—
Total Embedded Derivatives	471	—	(1,391)	—

Total Derivatives instruments (1)	$912	$(1)	$(134)	$(1)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Net Derivatives Gain (Losses) (1)	AOCI	Net Derivatives Gain (Losses) (1)	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	—	—	—	—
Interest swaps	—	—	—	—
Total: designated for hedge accounting
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	$(75)	$—	$23	$—
Options	(70)	—	41	—
Interest rate contracts:
Futures	(47)	—	(51)	—
Total:	(192)	—	13	—

Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	903	—	(1,326)	—
Funds withheld receivable	52	—	(546)	—
Modco receivable	(1,099)	—	830	—
Total Embedded Derivatives	(144)	—	(1,042)	—

Total Derivatives instruments (1)	$(336)	$—	$(1,029)	$—
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$—	$—	$—	$—
Amount recorded in AOCI
Currency swaps	(1)	—	(1)	—
Interest swaps	—	—	—	—
Total amount recorded in AOCI	(1)	—	(1)	—
Amount reclassified (to) from income to AOCI
Currency swaps	—	—	—	—
Interest swaps	—	—	—	—
Total amount reclassified (to) from income to AOCI	—	—	—	—
Balance, end of period (1)	$(1)	$—	$(1)	$—
______________
(1)     The Company does not estimate the amount of the deferred losses in AOCI at three and nine months ended September 30, 2024 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of September 30, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of September 30, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $217 million and $113 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $51 million and $20 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2024 and December 31, 2023, respectively, the Company held $2.5 billion and $956 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of September 30, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
As of September 30, 2024 and December 31, 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$3,690	$3,004	$686	$(373)	$313
Secured lending	18	—	18	—	18
Other financial assets	(2)	—	(2)	—	(2)
Other invested assets	$3,706	$3,004	$702	$(373)	$329

Liabilities:
Derivative liabilities	$3,004	$3,004	$—	$—	$—
Secured lending	18	—	18	—	18
Other financial liabilities	2,243	—	2,243	—	2,243
Other liabilities	$5,265	$3,004	$2,261	$—	$2,261
______________
(1)Financial instruments sent (held).
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$1,503	$1,177	$326	$(178)	$148
Secured lending	6	—	6	—	6
Other financial assets	19	—	19	—	19
Other invested assets	$1,528	$1,177	$351	$(178)	$173

Liabilities:
Derivative liabilities	$1,180	$1,177	$3	$—	$3
Secured lending	6	—	6	—	6
Other financial liabilities	2,160	—	2,160	—	2,160
Other liabilities	$3,346	$1,177	$2,169	$—	$2,169
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
VUL	$489	$457
IUL	287	293
GMxB Core	194	119
Investment Edge	57	22
SCS	558	289
Other	64	32
Total	$1,649	$1,212
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
Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2024
	VUL (1)	IUL (2)	GMxB Core	IE (3)	SCS	Total
	(in millions)
Balance, beginning of period	$457	$293	$119	$22	$289	$1,180
Capitalization	52	8	85	37	315	497
Amortization (4)	(20)	(14)	(10)	(2)	(46)	(92)
Balance, end of period	$489	$287	$194	$57	$558	$1,585
______________
(1)“VUL” defined as Variable Universal Life.
(2)“IUL” defined as Indexed Universal Life.
(3)“IE” defined as Investment Edge.
(4) DAC amortization of $2 million related to Other not reflected in table above.

	Nine Months Ended September 30, 2023
	VUL	IUL	GMxB Core	IE	SCS	Total
	(in millions)
Balance, beginning of period	$410	$296	$40	$1	$13	$760
Capitalization	51	11	61	16	207	346
Amortization (1)	(17)	(13)	(4)	(1)	(12)	(47)
Balance, end of period	$444	$294	$97	$16	$208	$1,059
______________
(1)DAC amortization of $1 million related to Other not reflected in table above.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the unearned revenue liability were as follows:

	Nine Months Ended September 30,
	2024		2023
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of period	$203	$210	$159	$157
Capitalization	47	42	41	49
Amortization	(10)	(11)	(8)	(8)
Balance, end of period	$240	$241	$192	$198
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of September 30, 2024 and December 31, 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of September 30, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$9,266	$178	$9,444
U.S. Treasury, government and agency	—	15	—	15
States and political subdivisions	—	42	—	42
Foreign governments	—	50	—	50
Residential mortgage-backed	—	2,244	—	2,244
Asset-backed (2)	—	5,599	14	5,613
Commercial mortgage-backed	—	570	1	571
Total fixed maturities, AFS	—	17,786	193	17,979
Other equity investments	—	17	—	17
Other invested assets:
Swaps	—	(8)	—	(8)
Options	—	2,523	—	2,523
Total other invested assets	—	2,515	—	2,515
Cash equivalents	2,227	—	—	2,227
Funds withheld receivable (3) (5)	—	—	361	361
Purchased market risk benefits	—	—	7	7
Assets for market risk benefits	—	—	39	39
Separate Accounts assets (4)	8,319	7	—	8,326
Total Assets	$10,546	$20,325	$600	$31,471

Liabilities:
Policyholders’ account balances:
SCS, MSO and IUL indexed features’ liability	—	13,198	—	13,198
Modco receivable (5)	—	—	(1,012)	(1,012)
Liabilities for market risk benefits	—	—	6,595	6,595
Total Liabilities	$—	$13,198	$5,583	$18,781
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2024, there were $0 million AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.0% of total consolidated equity as of September 30, 2024.
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

Level 3 Instruments - Fair Value Measurements

	Three Months Ended September 30, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$197	$30	$1	$(87)	$(183)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	1	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Other comprehensive income (loss)	3	—	—	—	—
Purchases	168	(15)	—	—	—
Sales	(191)	(1)	—	—	—
Change in fair value of funds withheld assets	—	—	—	448	(829)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$178	$14	$1	$361	$(1,012)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$—	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Three Months Ended September 30, 2023
	Corporate	RMBS	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$61	$—	$—	$(136)	$166
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	(1)	(1)	—	—	—
Purchases	42	40	11	—	—
Sales	(8)	—	—	—	—
Change in fair value of funds withheld assets	—	—	—	(431)	657
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$94	$39	$11	$(567)	$823
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$(1)	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
Level 3 Instruments - Fair Value Measurements

	Nine Months Ended September 30, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$87	$24	$1	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	1	—	—	—	—
Other comprehensive income (loss)	4	—	—	—	—
Purchases	317	14	—	—	—
Sales	(231)	(24)	—	—	—
Change in fair value of funds withheld assets	—	—	—	261	(601)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$178	$14	$1	$361	$(1,012)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$3	$—	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Nine Months Ended September 30, 2023
	Corporate	RMBS	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$18	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	(1)	(1)	—	—	—
Purchases	95	40	11	—	—
Sales	(8)	—	—	—	—
Change in fair value of funds withheld assets	—	—	—	(567)	823
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	—	—
Balance, end of period	$94	$39	$11	$(567)	$823
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$(1)	$(1)	$—	$—	$—
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
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:(5)
Investments:
Fixed maturities, AFS:
Corporate	$72	Matrix pricing model	Spread over benchmark	20 bps - 120 bps	84 bps
	—	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples Loan to Value	0.0x - 0.0x 0.0% - —% 0.0x - 0.0x 0.0% - —%	0.0x 0.0% 0.0x 0.00%
Other equity investments	—	Discounted Cash Flow	Earnings Multiple	0.0x - 0.0x	0.0x
Purchased MRB asset (1) (2) (4)	7	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$6,556	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	20 bps - 110 bps 0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	20 bps 3.59% 0.77% 4.79% 2.95% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $6.6 billion of MRB liabilities and $39 million of MRB asset.
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
Excluded from the tables above as of September 30, 2024 and December 31, 2023, respectively, are approximately $121 million and $73 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2024:
Mortgage loans on real estate	$1,491	$—	$—	$1,517	$1,517
Policy loans	$293	$—	$—	$317	$317
Funds withheld receivable	$9,520	$—	$—	$9,520	$9,520
Modco receivable	$30,876	$—	$—	$30,876	$30,876
Policyholders’ liabilities: Investment contracts	$104	$—	$—	$103	$103
Separate Accounts liabilities	$747	$—	$—	$747	$747

December 31, 2023:
Mortgage loans on real estate	$294	$—	$—	$297	$297
Policy loans	$268	$—	$—	$275	$275
Funds withheld receivable	$10,503	$—	$—	$10,503	$10,503
Modco receivable	$29,912	$—	$—	$29,912	$29,912
Policyholders’ liabilities: Investment contracts	$110	$—	$—	$108	$108
Separate Accounts liabilities	$372	$—	$—	$372	$372

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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following tables reconcile the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Reconciliation
Payout	$736	$368
UL (1)	360	344
Other (2)	339	337
Subtotal	1,435	1,049
Other policy funds (3)	695	604
Grand total	$2,130	$1,653
______________
(1)Represents the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)Primarily future policy benefits related to Protective Life & Annuity and Employee Benefits.
(3)Includes $485 million of URL of which $481 million is covered in Note 5 of the Notes to these Consolidated Financial Statements.
The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts.
The payout annuities result from annuitization of current contracts. Inflows are the liquidation of the account values not premiums:

	Nine Months Ended September 30,
	Payout
	2024	2023
	(Dollars in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$368	$—
Beginning balance of original discount rate	361	—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning of period balance	361	—
Issuances	368	251
Interest accrual	13	—
Benefits payments	(27)	—
Ending balance at original discount rate	715	251
Effect of changes in discount rate assumptions	21	(11)
Balance, end of period	$736	$240

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30,
	Payout
	2024	2023
	(Dollars in millions)
Net liability for future policy benefits	$736	$241
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$736	$241

Weighted-average duration of liability for future policyholder benefits (years)	7.5	7.5
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2024	December 31, 2023
	(in millions)
Payout
Expected future benefit payments and expenses (undiscounted)	$1,073	$541
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	730	364
Expected future gross premiums (discounted)	—	—
The following table provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities :

	Nine Months Ended September 30,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Payout (1)	$119	$81	$23	$3
Total	$119	$81	$23	$3
______________
(1)Gross premium reflected is the liquidation of Account Value at time of annuitization.
The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2024	December 31, 2023
Weighted Average Interest Rate
Payout
Interest accretion rate	5.1%	5.3%
Current discount rate	4.7%	5.0%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine Months Ended September 30,
	2024	2023
	UL
	(in millions)
Balance, beginning of period	$344	$—
Beginning balance before AOCI adjustments	344	—
Effect of changes in interest rate and cash flow assumptions and model changes	2	6
Effect of actual variances from expected experience	(3)	3
Adjusted beginning of period balance	343	9
Issuances	—	322
Interest accrual	11	4
Net assessments collected	15	1
Benefit payments	(9)	(2)
Ending balance before shadow reserve adjustments	360	333
Effect of shadow reserve adjustment	—	—
Balance, end of period	$360	$333

Net liability for additional liability	$360	$333
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$360	$333

Weighted-average duration of additional liability - death benefit (years)	16.9	17.2

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Assessments	Interest Accretion	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$419	$11	$395	$7
Total	$419	$11	$395	$7

	Nine Months Ended September 30,
	2024	2023
	Universal Life
Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$917	$5,266	$1,064	$6,226
Balance BOP before changes in the instrument specific credit risk	667	4,898	1,073	6,232
Model changes and effect of changes in cash flow assumptions	76	(47)	54	(44)
Actual market movement effect	(181)	(245)	216	291
Interest accrual	7	52	13	76
Attributed fees accrued (1)	89	82	90	87
Benefit payments	(9)	(120)	(11)	(127)
Actual policyholder behavior different from expected behavior	5	(11)	7	(5)
Changes in future economic assumptions	194	458	(541)	(1,080)
Issuances	(1)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	847	5,067	901	5,430
Changes in the instrument-specific credit risk (2)	252	379	123	190
Balance, end of period	$1,099	$5,446	$1,024	$5,620

Weighted-average age of policyholders (years)	65.4	74.2	64.5	73.6
Net amount at risk	$2,592	$8,963	$3,487	$10,957
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI.

	Nine Months Ended September 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$1,191	$6,082	$(6)	$—
Balance BOP before changes in the instrument specific credit risk	934	5,695	(5)	—
Model changes and effect of changes in cash flow assumptions	76	(47)	54	(44)
Actual market movement effect	(332)	(559)	103	30
Interest accrual	24	165	22	144
Attributed fees accrued (1)	274	245	192	182
Benefit payments	(30)	(407)	(23)	(280)
Actual policyholder behavior different from expected behavior	13	(18)	15	(9)
Changes in future economic assumptions	(109)	(170)	(762)	(1,435)
Issuances (2)	(3)	163	1,305	6,842
Balance EOP before changes in the instrument-specific credit risk	847	5,067	901	5,430
Changes in the instrument-specific credit risk (3)	252	379	123	190
Balance, end of period	$1,099	$5,446	$1,024	$5,620

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

Weighted-average age of policyholders (years)	65.4	74.2	64.5	73.6
Net amount at risk	$2,592	$8,963	$3,487	$10,957
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances in 2023 are related to the Reinsurance Treaty with Equitable Financial. During the first quarter of 2024, Equitable Financial completed a non-affiliated recapture of reinsurance. The Company assumed MRBs related to the policies recaptured.
(3)Changes are recorded in OCI.
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	September 30, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(26)	$1,125	$1,099	$—	$1,099	$(14)	$1,205	$1,191	$—	$1,191
GMxB Legacy	—	5,446	5,446	—	5,446	—	6,082	6,082	—	6,082
Other	(13)	24	11	(7)	4	(10)	46	36	(9)	27
Total	$(39)	$6,595	$6,556	$(7)	$6,549	$(24)	$7,333	$7,309	$(9)	$7,300

9)    POLICYHOLDER ACCOUNT BALANCES
The following tables reconcile the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$1,175	$1,186
IUL	2,505	2,431
EI	1,771	1,964
EG	6,436	6,619
SCS	50,533	40,353
Other (1)	(28,258)	(27,590)
Total	$34,162	$24,963
______________
(1)Includes $(31.9) billion and $(30.3) billion as of September 30, 2024 and December 31, 2023, respectively, of assumed fair value of the modco reinsurance with Equitable Financial.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables summarize the balances and changes in policyholders’ account balances:

	Nine Months Ended September 30, 2024
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$1,186	$2,431	$1,964	$6,619	40,353
Issuances	—	—	—	—	—
Premiums received	343	174	8	235	2
Policy charges	(358)	(145)	—	(3)	(15)
Surrenders and withdrawals	(12)	(76)	(215)	(686)	(2,451)
Benefit payments	(13)	(11)	(13)	(14)	(190)
Net transfers from (to) separate account	—	—	(13)	135	7,630
Interest credited (2)	29	132	40	150	5,204
Balance, end of period	$1,175	$2,505	$1,771	$6,436	$50,533

Weighted-average crediting rate	3.65%	2.55%	2.89%	2.36%	0.01%
Net amount at risk (3)	$15,126	$18,635	$90	$5	$—
Cash surrender value	$1,035	$1,920	$1,768	$6,390	$47,964
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

	Nine Months Ended September 30, 2023
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$—	$1,962	$—	$—	$242
Issuances	1,208	349	2,213	6,817	31,189
Premiums received	241	180	5	173	—
Policy charges	(254)	(143)	—	(2)	(5)
Surrenders and withdrawals	(9)	(46)	(144)	(451)	(1,203)
Benefit payments	(12)	(8)	(16)	(12)	(120)
Net transfers from (to) separate account	—	—	(17)	79	4,946
Interest credited (2)	18	92	31	93	1,474
Other	—	—	—	—	—
Balance, end of period	$1,192	$2,386	$2,072	$6,697	$36,523

Weighted-average crediting rate	3.42%	2.39%	2.88%	2.31%	—%
Net amount at risk (3)	$16,308	$19,322	$115	$38	$30
Cash surrender value	$1,039	$1,825	$2,067	$6,650	$33,064
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

September 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	9	41	200	448	698
	Greater than 2.50%	—	476	—	—	476
	Total	$9	$517	$200	$448	$1,174

Indexed Universal Life	0.00% - 1.50%	—	—	—	—	—
	1.51% - 2.50%	659	564	1,155	—	2,378
	Greater than 2.50%	—	—	—	—	—
	Total	$659	$564	$1,155	$—	$2,378

EQUI-VEST Individual	0.00% - 1.50%	42	191	—	—	233
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,500	—	—	—	1,500
	Total	$1,580	$191	$—	$—	$1,771

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	450	2,054	21	234	2,759
	1.51% - 2.50%	272	—	—	—	272
	Greater than 2.50%	2,424	—	—	—	2,424
	Total	$3,146	$2,054	$21	$234	$5,455

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	47	9	339	298	693
	Greater than 2.50%	—	492	—	—	492
	Total	$47	$501	$339	$298	$1,185

Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,112	218	1,001	—	2,331
	Greater than 2.50%	—	—	—	—	—
	Total	$1,112	$218	$1,001	$—	$2,331

EQUI-VEST Individual	0.00% - 1.50%	$47	$205	$—	$—	$252
	1.51% - 2.50%	42	—	—	—	42
	Greater than 2.50%	1,670	—	—	—	1,670
	Total	$1,759	$205	$—	$—	$1,964

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$488	$2,020	$11	$277	$2,796
	1.51% - 1.51%	269	—	—	—	269
	Greater than 2.50%	2,642	—	—	—	2,642
	Total	$3,399	$2,020	$11	$277	$5,707

Separate Account - Summary
The following tables reconcile the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
VUL	$2,570	$2,128
GMxB Core	3,702	2,166
IE	534	226
Reinsured	1,104	1,022
Other	417	212
Total	$8,327	$5,754

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2024
	VUL	GMxB Core	IE	Reinsured (2)
	(in millions)
Balance, beginning of period	$2,128	$2,166	$226	$1,022
Premiums and deposits	323	1,148	1,066	15
Policy charges	(110)	(22)	—	(24)
Surrenders and withdrawals	(38)	(57)	(14)	(61)
Benefit payments	(8)	(9)	—	(17)
Investment performance (1)	319	147	(784)	—
Net transfers from (to) general account	(44)	329	40	169
Other charges	—	—	—	—
Balance, end of period	$2,570	$3,702	$534	$1,104

Cash surrender value	$2,228	$3,454	$510	$—
_______________
(1)Investment performance is reflected net of mortality and expense fees.
(2)Reinsured primarily reflects Protective Life reinsured ceded business.

	Nine Months Ended September 30, 2023
	VUL	GMxB Core	IE	Reinsured (1)
	(in millions)
Balance, beginning of period	$1,653	$756	$26	$913
Premiums and deposits	284	790	387	15
Policy charges	(98)	(8)	—	(25)
Surrenders and withdrawals	(36)	(21)	(4)	(49)
Benefit payments	(9)	(4)	—	(4)
Investment performance (2)	117	20	1	—
Net transfers from (to) general account	(32)	110	(245)	103
Other charges	—	—	—	—
Balance, end of period	$1,879	$1,643	$165	$953

Cash surrender value	$1,551	$1,516	$157	$—
______________
(1)Reinsured primarily reflects Protective Life reinsured ceded business.
(2)Investment performance is reflected net of mortality and expense fees.
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$3,141	$5,157	$17	$12	$8,327
Total	$3,141	$5,157	$17	$12	$8,327

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,642	$3,100	$12	$5,754
Total	$2,642	$3,100	$12	$5,754

10)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
For the three and nine months ended September 30, 2024, the Company recorded decreases to the valuation allowance of $10 million and $4 million, respectively, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $1 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
11)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and nine months ended September 30, 2024.
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
12)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$216	$(51)
Market risk benefits - instrument-specific credit risk component	(636)	(649)
Liability or future policy benefits - current discount rate component	7	6
Defined benefit pension plans	—	—
Accumulated other comprehensive income (loss)	$(413)	$(694)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The components of OCI, net of taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$385	$(158)	$271	$(137)
(Gains) losses reclassified into net income (loss) during the period (1)	—	—	—	4
Net unrealized gains (losses) on investments	385	(158)	271	(133)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	(3)	4	(2)	3
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $89, $(42), $66 and $(54))	382	(154)	269	(130)
Change in LFPB discount rate and MRB credit risk
Change in market risk benefits - instrument-specific credit risk (net of deferred income tax expense (benefit) of $(2), $(70), $3 and $(67))	(9)	(262)	11	(251)
Changes in liability for future policy benefits - current discount rate (net of deferred income tax expense (benefit) of $(7), $3, $0 and $3)	(27)	11	1	12
Other comprehensive income (loss)	$346	$(405)	$281	$(369)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $0 million for both the three and nine months ended September 30, 2024 and $(2) million and $(1) million for the three and nine months ended September 30, 2023, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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

FHLB
As a member of the FHLB, the Company has access to collateralized borrowings. It also may issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral, and would be reported in policyholders’ account balances in the balance sheets. The Company had no collateralized borrowings or funding agreements outstanding at September 30, 2024 or December 31, 2023. The Company has purchased $4 million of FHLB stock as of September 30, 2024.
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion. The Company had $0 outstanding as of September 30, 2024 and December 31, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2024, these arrangements include commitments by the Company to provide equity financing of $260 million to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

The Company had $0 million of commitments under existing mortgage loans or mortgage loan commitment agreements at September 30, 2024.
14)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2024, the following two prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is a decrease of approximately $158 million in statutory surplus as of September 30, 2024.

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
The impact of applying this revised permitted practice relative to SSAP 108 was an increase of approximately $1.5 billion in statutory special surplus funds as of September 30, 2024.
If the Company had not used all of the aforementioned prescribed and permitted practices that differ from NAIC SAP, a risk-based capital regulatory event would not have been triggered.
15)    UNPAID CLAIM AND CLAIM EXPENSES
The following summarizes the change in liability for unpaid claims and claim expenses:
Liability for Unpaid Claims and Claim Expenses

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Gross Balance, beginning of period	$141	$110
Less Reinsurance	48	36
Net Balance, beginning of period	93	74

Incurred Claims (net) Related to:
Current Period	211	178
Prior Period	(14)	(15)
Total Incurred	197	163

Paid Claims (net) Related to:
Current Period	130	113
Prior Period	49	37
Total Paid	179	150

Net Balance, end of period	112	87
Add Reinsurance	47	44
Gross Balance, end of period	$159	$131

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes the effect of reinsurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Direct charges and fee income	$117	$100	$335	$278
Reinsurance assumed - Equitable Financial	349	341	1,028	685
Reinsurance ceded	(30)	(30)	(89)	(81)
Policy charges and fee income	$436	$411	$1,274	$882

Direct premiums	$106	$87	$313	$259
Assumed premiums	11	—	34	—
Reinsurance assumed - Equitable Financial	49	59	129	118
Reinsurance ceded	(12)	(14)	(41)	(44)
Premiums	$154	$132	$435	$333

Direct policyholders’ benefits	$113	$119	$381	$337
Assumed policyholders’ benefits	20	—	40	—
Reinsurance assumed - Equitable Financial	159	163	528	361
Reinsurance ceded	(21)	(21)	(78)	(80)
Policyholders’ benefits	$271	$261	$871	$618

Direct interest credited to policyholders’ account balances	$179	$84	$443	$158
Reinsurance assumed - Equitable Financial	168	155	474	306
Reinsurance ceded	(9)	(8)	(24)	(25)
Interest credited to policyholders’ account balances	$338	$231	$893	$439
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable Financial. The following table summarizes the composition of the pool of assets:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,530	$23,530	$24,725	$24,725
Mortgage loans on real estate	7,889	7,184	8,405	7,409
Policy loans	272	274	248	250
Other equity investments	190	190	238	238
Other invested assets (1)	11,022	11,022	8,256	8,257
Total assets supporting funds withheld	$42,903	$42,200	$41,872	$40,879
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.
17)    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company identified certain errors in its previously issued September 30 and June 30, 2023 interim financial statements primarily related to the initial and ongoing recording for the Reinsurance Treaty. Management evaluated these errors in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification ("ASC" 250, Accounting Changes and Error Corrections) and concluded they were not material to any previously reported quarterly financial statements. However, in order to improve the consistency and comparability of the financial statements, management will revise the financial statements and related disclosures to correct these errors in future interim filings. As part of correcting the errors associated with the Reinsurance Treaty, other immaterial errors, including coding errors impacting the inforce used to calculate actuarial reserves, which were previously recorded as out of period misstatements in previously issued 2023 interim financial statements, were also corrected and properly reflected in the financial statements as of and for the period ended December 31, 2022. Impacted financial statements include the previously issued September 30, June 30 and March 31, 2023 interim financial statements and December 31, 2022 annual financial statements.
The following tables present line items for the previously issued September 30, 2023 interim financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact of the errors, and the amounts as revised. The following interim financial statements are unaudited.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2023
	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Balance Sheets
Funds withheld receivable	$10,550	$127	$10,677
Reinsurance deposit assets	12,682	(19)	12,663
Current and deferred income taxes	131	(4)	127
Assets for market risk benefits	24	(2)	22
Total Assets	39,861	102	39,963
Liability for market risk benefits	6,731	(19)	6,712
Future policy benefits and other policyholders’ liabilities	1,352	98	1,450
Other liabilities	2,137	6	2,143
Total Liabilities	38,371	85	38,456
Retained earnings (accumulated deficit)	373	(1)	372
Accumulated other comprehensive income (loss)	(768)	18	(750)
Total Equity	1,490	17	1,507
Total Liabilities and Equity	$39,861	$102	$39,963

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Income (Loss)
Policy charges and fee income	$410	$1	$411	$882	$—	$882
Premiums	152	(20)	132	333	—	333
Net derivative gains (losses)	(340)	4	(336)	(1,034)	5	(1,029)
Investment management and service fees	143	(17)	126	253	—	253
Total revenues	502	(32)	470	695	5	700

Benefits and other deductions
Policyholders' benefits	244	17	261	658	(40)	618
Remeasurement of liability for future policy benefits	10	13	23	10	11	21
Change in market risk benefits and purchased market risk benefits	(980)	(12)	(992)	(1,842)	12	(1,830)
Commissions	100	(1)	99	221	(2)	219
Amortization of reinsurance deposit assets	—	93	93	—	241	241
Other operating costs and expenses	210	(104)	106	455	(218)	237
Total benefits and deductions	(148)	6	(142)	34	4	38
Income (loss) from continuing operations, before income taxes	650	(38)	612	661	1	662
Income tax (expense) benefit from continuing operations	(134)	3	(131)	(68)	—	(68)
Net income (loss) from continuing operations	516	(35)	481	593	1	594
Net income (loss)	$516	$(35)	$481	$593	$1	$594

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Comprehensive Income (Loss)
Net income (loss)	$516	$(35)	$481	$593	$1	$594
Changes in market risk benefits - instrument-specific credit risk	(280)	18	(262)	(268)	17	(251)
Other comprehensive income	(423)	18	(405)	(386)	17	(369)
Comprehensive income (loss)	$93	$(17)	$76	$207	$18	$225

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statements of Equity
Accumulated Deficit, beginning of year	$(143)	$34	$(109)	$(220)	$(2)	$(222)
Net income (loss)	516	(35)	481	593	1	594
Accumulated Deficit, end of year	373	(1)	372	373	(1)	372
Accumulated other comprehensive income (loss), beginning of year	(345)	—	(345)	(382)	1	(381)
Other comprehensive income (loss)	(423)	18	(405)	(386)	17	(369)
Accumulated other comprehensive income (loss), end of year	(768)	18	(750)	(768)	18	(750)
Total equity, end of year	$1,490	$17	$1,507	$1,490	$17	$1,507

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
(unaudited)	(in millions)
Statement of Cash Flows
Cash flow from operating activities
Net income (loss)	$593	$1	$594
Net derivative (gains) losses	1,034	(5)	1,029
Remeasurement of liability for future policy benefits\	10	11	21
Change in market risk benefits	(1,842)	12	(1,830)
Future policy benefits	264	101	365
Funds withheld receivable	(87)	(132)	(219)
Other, net	972	12	984
Net cash provided by (used in) operating activities	$452	$—	$452

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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, concerns regarding inflation, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions, including the U.S. presidential election. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern regional hostilities, including with Hezbollah in Lebanon and Iran, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
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
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. U.S. equity markets showed strength overall in the third quarter 2024, benefiting from a resilient U.S. economy with the U.S. Bureau of Labor Statistics issuing a strong September 2024 jobs report that exceeded expectations, cooling inflation, and a widely held outlook for monetary easing, including a half-point interest rate reduction in September 2024, with additional, smaller rate cuts expected in the fourth quarter of 2024 and into 2025 (based on statements of members of the Board of Governors of the Federal Reserve System).
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
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the NAIC’s Securities Valuation Office (the “SVO”), responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. In June 2024, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. The NAIC is also collaborating with interested parties to develop and refine the process for modeling CLO investments. In August 2024, the NAIC delayed a requirement for insurers to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings to year-end 2025 to allow more time to develop the modeling methodology.
Fiduciary Rules
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14 that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the new definition and the PTE amendments collectively, the “Final Rule”).
Various industry groups brought litigation against the DOL seeking a variety of remedies for the Final Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas (the “E.D. Tex.”) issued a stay of the effective date of portions of the Final Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas (the “N.D. Tex.”) issued a stay of the effective date of the Final Rule as a whole. As a result of these court opinions, it is uncertain whether the Final Rule will become effective.
The DOL has appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL has also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit; the parties have jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal.
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
2024 Assumption Updates
The impact of the assumption update during 2024 was an increase of $20 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $16 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $20 million consisted of a decrease in remeasurement of liability for future policy benefits of $9 million, a decrease in policyholders’ benefits of $6 million, an increase in change in market risk benefits and purchased market risk benefits of $12 million and a decrease in other operating costs and expenses of $17 million.
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
Model Changes
There were no material model changes in the first nine months of 2024 and 2023.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss):

Consolidated Statements of Income (Loss)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$1,274	$882
Premiums	435	333
Net derivative gains (losses)	(134)	(1,029)
Net investment income (loss)	616	184
Investment gains (losses), net	1	(5)
Investment management and service fees	396	253
Other income	109	82
Total revenues	2,697	700

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	871	618
Remeasurement of liability for future policy benefits	(24)	21
Change in market risk benefits and purchased market risk benefits	(900)	(1,830)
Interest credited to policyholders’ account balances	893	439
Compensation and benefits	52	45
Commissions	358	219
Amortization of deferred policy acquisition costs	94	48
Amortization of reinsurance deposit assets	477	$241
Other operating costs and expenses	283	237
Total benefits and other deductions	2,104	38
Income (loss) from continuing operations, before income taxes	593	662
Income tax (expense) benefit	(120)	(68)
Net income (loss)	$473	$594

The following discussion compares the results for the nine months ended September 30, 2024 to the nine months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America decreased $121 million, to net income of $473 million for the nine months ended September 30, 2024 from a net income of $594 million for the nine months ended September 30, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Change in market risk benefits and purchased market risk benefits increased by $930 million mainly due to less favorable interest rate movements in the first nine months of 2024 compared to the first nine months of 2023. This was partially offset by more favorable equity market movements in the first nine months of 2024 compared to the first nine months of 2023, impacting the assumed liabilities from the Reinsurance Treaty effective April 1, 2023.
•Interest credited to policyholders’ account balances increased by $454 million primarily due to business assumed as part of the Reinsurance Treaty and growth of SCS.
•Policyholders’ benefits increased by $253 million mainly due to business assumed as part of the Reinsurance Treaty and unfavorable claims.

•Compensation, benefits, amortization of reinsurance deposits assets and other operating expenses increased by $289 million mainly due to expense recognition related to the reinsurance deposit assets and expenses related to the assumed business as part of the Reinsurance Treaty.
•Commissions increased by $139 million primarily due to business assumed as part of the Reinsurance Treaty and an increase in sales related to business growth resulting from our initiative to begin offering a full suite of variable annuity products to policyholders located outside of New York.
•Income tax expense increased $52 million due to a full release of the valuation allowance of $69 million on the deferred tax asset for the nine months ended September 30, 2023 compared to no valuation allowance release in the nine months ended September 30, 2024, partially offset by less pre-tax income in the nine months ended September 30, 2024.
These were partially offset by the following favorable items:
•Net derivative losses decreased $895 million mainly due to lower net embedded derivatives losses related to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.
•Fee-type revenue increased by $664 million mainly due to the Reinsurance Treaty and business growth, primarily driven by an increase in employee benefit premiums, and to a lesser extent from our initiative to begin offering a full suite of variable products to policyholders located outside of New York.
•Net investment income increased by $432 million mainly due to higher average asset balances and higher investment yields.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

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
Remediation Status of Material Weakness
Management continues to execute its plan moving towards remediation of the material weakness. Since identifying the material weakness, management is in the process of designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
Other than as described above, with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 13 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended September 30, 2024
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

Date: November 7, 2024	/s/ Robin M. Raju
Name: Robin M. Raju
Title: Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	/s/ William Eckert
Name: William Eckert
Title: Chief Accounting Officer (Principal Accounting Officer)