Form 10-K
period 2024-12-31
EQUITABLE FINANCIAL LIFE INSURANCE CO OF AMERICA
filed 2025-03-20
CIK 835357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 18, 2025, 2,500,000 shares of the registrant’s $1.00 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.

REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company of America meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “forecasts,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company of America (“Equitable America”) and its consolidated subsidiaries. These forward-looking statements include, but are not limited to, statements regarding projections, estimates, forecasts and other financial and performance metrics and projections of market expectations. “We,” “us” and “our” refer to Equitable America, unless the context refers only to Equitable America as a corporate entity. There can be no assurance that future developments affecting Equitable America will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts, changes in tariffs and trade barriers, and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards and catastrophic events, such as outbreak of pandemic diseases; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (viii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (ix) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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
Variable Annuities
In 2022, we began offering a full suite of variable annuity products to policyholders located outside of New York. Our individual variable annuity products are primarily sold to affluent and high net worth individuals saving for retirement or seeking guaranteed retirement income. We sell our variable annuity products through Equitable Advisors and a wide network of third-party firms, including banks, broker-dealers and insurance partners.
Current Variable Annuities Offered
We primarily sell three variable annuity products, which include the following current primary product offering:
Structured Capital Strategies (“SCS”). SCS is a registered index-linked variable annuity product which allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices, or one or more ETFs, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. In 2021, we introduced SCS Income, a new version of SCS offering a GMxB feature.
Retirement Cornerstone (“RC”). Our Retirement Cornerstone variable annuity product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
Investment Edge. Our investment-only variable annuity is designed to be a wealth accumulation product that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, which is thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options, whose performances are tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
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
Employee-Sponsored Products and Services
In June 2024, we began offering tax-deferred investment and retirement services to plans sponsored by educational entities in the 403(b) marketplace. To date, sales of these products have not been significant.
Life Insurance Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We target select segments of the life insurance market, including VUL.We currently focus on the asset accumulation and protection segments of the market, with leading offerings in the VUL market.

Our primary life insurance offerings include:
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
Other Products and Benefits. In addition to VUL, we also offer other products including IUL and term life products. We offer a portfolio of riders to enable clients to customize their policies. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO II rider, referred to above and offered via a policy rider on our variable life products, enables policyholders to manage volatility.
We work with employees of EIMG to identify and include appropriate underlying investment options in our variable life products, as well as to control the costs of these options.
Underwriting and Pricing
Our underwriters consider both the application and information obtained from external sources. This information includes, but is not limited to, the insured’s age and sex, results from medical exams and financial information. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines. We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective.
Life insurance products are priced based upon assumptions including, but not limited to, expected future premium payments, surrender rates, mortality and morbidity rates, investment returns, hedging costs, equity returns, expenses and inflation and capital requirements.
Employee Benefits Products
Our employee benefits business is dedicated to serving small and medium-sized businesses, which are a priority segment for us. We offer these businesses a unique technology platform and a competitive suite of group insurance products. By leveraging our innovative platform, we have established strategic partnerships with major insurance and health carriers, becoming their primary benefits provider.

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
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We consider demographic information and, for larger groups, the experience of the group. The claims experience is reviewed at the time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.
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
The following tables summarize our current uses of hedging and third-party reinsurance in each of the applicable product lines.
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
Non-Affiliate Reinsurance:
In October 2013, Equitable America entered into a reinsurance agreement (the “Reinsurance Agreement”) with Protective Life Insurance Company (“Protective”) pursuant to which Protective Life is reinsuring on a 100% indemnity reinsurance basis an in-force book of life insurance and annuity policies written by us primarily prior to 2004. In addition to the Reinsurance Agreement, we entered into a long-term administrative services agreement with Protective whereby Protective will provide all administrative and other services with respect to the reinsured business. For additional information regarding the Reinsurance Agreement, see Note 10 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For business not reinsured with Protective, we generally reinsure our variable life, interest-sensitive life and term life insurance policies on an excess of retention basis. We generally obtain reinsurance for the portion of a life insurance policy that exceeds $4 million. For amounts in excess of our retention limits, we use both affiliate and non-affiliate reinsurance. In addition to non-affiliated reinsurance, we have ceded to our affiliate, EQ AZ Life RE, the no lapse guarantee riders contained in certain variable and interest sensitive life insurance policies. (1)

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

_____________
(1)For additional information regarding our use of a captive reinsurer, see “—Regulation—Insurance Regulation—Captive Reinsurance Regulation and Variable Annuity Capital Standards” and “Risk Factors—Legal and Regulatory Risks” and Note 1 of the Notes to the Consolidated Financial Statements.
MARKETS
Life Insurance Products. While we serve all Equitable client segments, we specialize in small to medium enterprises and high-income/high-net worth clients. We also complement our permanent product suite with term products for clients with simpler needs. We focus on creating value for our customers through the differentiated features and benefits we offer on our products.
Employee Benefit Products. Our employee benefit product suite is designed for small and medium-sized businesses seeking simple, technology-driven employee benefits management. We built the employee benefits business from the ground up based on feedback from brokers and employers, ensuring its relevance to the market we serve. We are committed to continuously evolving our product suite and technology platform to meet market demand.
Variable Annuity Products. Our variable annuity products are primarily sold to both retirees seeking retirement income and a broader class of investors, including affluent, high net worth individuals and families saving for retirement, registered investment advisers and their clients, as well as younger investors who have maxed out contributions to other retirement accounts but are seeking tax-deferred growth opportunities. Our customers can prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. SCS Income serves clients with investable assets who want exposure to equity markets, but also want to protect against a market correction while also seeking guaranteed income. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
DISTRIBUTION
We primarily distribute our products through our affiliate, Equitable Advisors, and through third-party distribution channels.
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than 4,600 financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. Equitable Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services and our life insurance products. RBG has a group of more than 1,200 advisors that specialize in the 403(b) and 457(b) markets. Equitable Advisors and RBG sell directly to clients as well as to registered investment advisers, family offices and other intermediaries for their clients.

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
Legislative and other rule making and governmental policy changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.
Equitable Investment Management
EIMG is the investment advisor to the EQ Advisors Trust, our proprietary variable funds, and previously served as investment advisor to the 1290 Funds, our retail mutual funds, and as administrator to both EQ Advisors Trust and the 1290 Funds (each, a “Trust” and collectively, the “Trusts”). Equitable Investment Management, LLC (“EIM LLC”) was formed on

June 10, 2022, and became the investment advisor to the 1290 Funds and the administrator for both Trusts, effective January 1, 2023. EIMG and EIM LLC are collectively referred to as “Equitable Investment Management.”
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
EIMG provides investment management services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQ Advisors Trust and to two private investment trusts established in the Cayman Islands. EQ Advisors Trust and each private investment trust is a “series” type of trust with multiple series that use the Portfolios created by EIMG. EIMG provides discretionary investment management services to the Trust to manage each series in accordance with the recommended Portfolios, including, among other things, (1) providing portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers to implement the Portfolio strategies; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
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
EFIMA provides investment management services to Equitable America’s General Account portfolio. It provides investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the applicable investment advisory and management agreement. Subject to oversight and supervision, EFIMA may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.
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
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts and make requests for particular information from us. For example, periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risks, see “Risk Factors—Legal and Regulatory Risks.”
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The National Association of Insurance Commissioners’ (“NAIC”) has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 16 of the Notes to the Consolidated Financial Statements.
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
For additional information on shareholder dividends, see Note 16 of the Notes to the Consolidated Financial Statements.
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
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in the Manual. However, a state may have adopted or in the future may adopt statutory accounting principles that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact our statutory capital and surplus.
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
Since 2017, the NAIC has been implementing a principle-based approach to reserving for life insurance and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products, and it has been adopted in all states. We have been applying principle-based reserving to calculate reserves for our IUL products since 2018.
In recent years, the NAIC’s macro-prudential initiative was intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In connection with this initiative, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement related to a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in the jurisdictions that have adopted the holding company amendments, such as Arizona. We cannot predict what impact this tool may have on the Company.
The NAIC also developed a group capital calculation tool (“GCC”) using a risk-based capital (“RBC”) aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead regulator is located. Holdings’ lead state regulator is the New York Department of Financial Services (“NYDFS”), and New York adopted the amendments in August 2023. The first GCC filing was required on June 30, 2024.
In August 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its General Account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the short-term solution if implemented prior to December 31, 2025.

Captive Reinsurance Regulation
We use a captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators have been focused on insurance companies’ use of affiliated captive reinsurers and offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”), which applies the Standard to captive insurers that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also developed a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires a ceding insurer’s actuary to opine on the insurer’s reserves and issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015, and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has been adopted in Arizona, effective April 9, 2022.
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
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business would be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had a minimal RBC impact on Equitable America. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which had a minimal impact on Equitable America. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.
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

The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office (the “Purposes and Procedures Manual”) to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. The amended Purposes and Procedures Manual, which became effective on January 1, 2024, requires insurers to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments.
In addition, in 2023, the NAIC increased the RBC factor for CLO and other structured security residual tranches from 30% to 45% effective for year-end 2024 RBC filings.
More broadly, in August 2023, the NAIC’s Financial Condition (E) Committee launched a holistic review of its approach to insurer investment risk regulation. The primary objective is to highlight areas where the insurance regulatory framework and the SVO can be enhanced in order to strengthen oversight of insurers’ investments in complex assets, such as structured securities. More specifically, the NAIC is focused on the SVO’s discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs, and oversight of the development of new RBC charges for CLOs and other structured securities. The proposed changes to modernize investment oversight include: (i) reducing or eliminating “blind” reliance on CRPs while continuing to utilize them by implementing a due diligence framework that oversees the effectiveness of CRPs and (ii) bolstering the SVO’s portfolio risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel. The NAIC has also been focused on insurers’ use of ratings by nationally recognized statistical rating organizations and other CRPs for rating certain of their investments, instead of submitting such investments to the SVO. Certain investments are subject to an exemption from filing with the SVO if they have been assigned a current, monitored rating by certain approved CRPs that meet specified requirements.
The NAIC’s designation of an investment held by an insurance company affects the RBC charge applied to such investment and therefore impacts the insurer’s overall RBC ratio. In November 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual, which sets forth procedures for the SVO staff to identify and evaluate a filing exempt security with an NAIC designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC designation is three or more notches different than the SVO’s assessment, which allows the SVO to request the removal of the CRP credit rating from the filing exempt process. At any time during the process, an alternate CRP credit rating may be requested and if one is received, it will be incorporated in the filing exempt process. The amendment to the Purposes and Procedures Manual is scheduled to become effective on January 1, 2026.
We cannot predict what form any final proposals may take, or what effect their adoption may have on our business and compliance costs.
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

Certain of our affiliates, including Equitable Advisors, Equitable Distributors, LLC, a Delaware limited liability company (“Equitable Distributors”), AllianceBernstein Investments, Inc. and SCB LLC, are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Broker-Dealers are subject to extensive regulation by the U.S. Securities and Exchange Commission (“SEC”) and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendations of securities and accounts to “retail customers.” Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations, direct inquiries to the Broker-Dealers and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Accounts interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.
Certain subsidiaries and affiliates including EIMG, EIM LLC, Equitable Advisors and AB and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These U.S. and foreign laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to designate certain non-bank financial companies, including insurers, as systemically significant (a “SIFI”) if the FSOC determines that the financial institution could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. On November 3, 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial institutions as SIFIs. Under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
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
The following aspects of our operations could also be affected by the Dodd-Frank Act:
Heightened Standards and Safeguards
The FSOC may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in if the FSOC determines that those activities or practices could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, consolidated results of operations or financial condition.
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the OTC derivatives markets, which has largely been implemented. The Dodd-Frank Act provided authority to the CFTC to regulate “swaps” and the SEC to regulate “security based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes, treasury and other exempted securities, and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans. The Dodd-Frank Act also granted authority to the U.S. Secretary of the Treasury to exclude physically-settled foreign exchange instruments from regulation as swaps, which the Secretary implemented shortly after adoption of the Dodd-Frank Act.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that specified types of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules – the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the rules, including registration of dealers in security-based swaps, became effective on or prior to November 1, 2021. Public trade reporting of security-based swaps went into effect in February 2022. In December 2021, the SEC proposed Rule 10B-1 under the Exchange Act to require next day public reporting of security-based swaps that exceed certain specified thresholds.
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
Under the CFTC’s and SEC’s regulations, swaps and security-based swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for most entities, initial margin, as mandated by the CFTC and SEC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for most entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC, the SEC, and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements took effect in September 2021 for us. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators. SEC regulations require posting and collection of variation margin by both us and our counterparty but require posting of initial margin only by the entity facing the broker-dealer or security-based swap dealer but not the broker-dealer or security-based swap dealer itself.
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
Broker-Dealer Regulation
The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective in June 2020. As part of the same rulemaking package, the SEC also required registered broker dealers and investment advisers to retail customers to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest.
In December 2022, the SEC proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the over-the-counter market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require monthly publication of order execution quality information in listed equity by certain large broker-dealers and trading platforms in addition to the market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.
The SEC has adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities, which will effectively require those participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2026, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2027. The rule’s potential effect on the U.S. Treasury securities market is uncertain.
Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The changes amended existing Rule 206(4)-1 under the Investment Advisers Act and incorporated aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules imposed a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We developed systems and processes and put in place policies and procedures to ensure that we are in compliance with the amended rule. The SEC is currently focused on examining compliance efforts with newly amended Rule 206(4)-1. The SEC has also adopted new reporting requirements for institutional investment managers regarding “say on pay” and more expansive reporting on voting practices by managers for registered funds on Form N-PX. In October 2022, the SEC also proposed a new rule and rule amendments under the Investment Advisers Act that would prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring the proposed service providers. Both the new requirements and the new proposals, if adopted, will create substantially greater compliance requirements and costs for our investment adviser entities.
Fiduciary Rules / “Best Interest” Standards of Conduct
We provide certain products and services to employee benefit plans that are subject to ERISA and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“the DOL”), the IRS and the Pension Benefit Guaranty Corporation.
In 2023, the DOL proposed a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14, that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the new definition and the PTE amendments collectively, the “Final Rule”).
Various industry groups brought litigation against the DOL seeking a variety of remedies for the Final Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas (the “E.D. Tex.”) issued a stay of the effective date of portions of the Final Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas (the “N.D. Tex.”) issued a stay of the effective date of the Final Rule as a whole. The DOL appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The parties jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal, and the DOL subsequently announced that it does not intend to pursue its appeals of these stay orders and instead will revisit the Final Rule. As a result of these developments, it is uncertain whether the Final Rule will become effective in the future, either in its current form or in another form.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Most U.S. states have adopted the revised regulation. As a notable exception, the NYDFS amended Regulation 187- Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business.
Massachusetts has also adopted a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. The North American Securities Administrators Association has proposed a broker-dealer conduct model rule that states might seek to adopt. The stated objectives of the proposal are to account for revisions to federal conduct standards for broker-dealers and agents arising out of the adoption of Regulation BI by the SEC and other changes that have occurred in the financial services industry in recent years, including the blurring of brokerage and advisory service models. Other states have either adopted or are considering adoption of fiduciary and other conduct standards for broker-dealers.
Climate Risks
The topic of climate risk has come under increased scrutiny by the insurance regulators and other regulatory agencies.
In September 2023, the California legislature passed a law that will require firms with annual revenues of over $1 billion that do business in the state to publicly report their greenhouse gas emissions, beginning in 2026 for calendar year 2025.
In 2022, the NAIC adopted a new disclosure standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
In addition, the FIO has been assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act, as discussed above. In June 2023, the FIO released a report titled, Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
Diversity and Corporate Governance

Insurance regulators are also focused on the topic of race, diversity and inclusion. The NAIC continues to work on identifying barriers that disadvantage people of color or historically underrepresented groups and improving access to different types of insurance products in minority communities. Groups at the NAIC are also coordinating on issues related to predictive modeling, price algorithms, and insurers’ use of artificial intelligence (“AI”), and new state regulations in these areas are possible.
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
Enacted Legislation
At present, the federal tax laws generally permit certain holders of life insurance and annuity products to defer taxation on the build-up of value within such products (commonly referred to as “inside build-up”) until payments are made to the policyholders or other beneficiaries. From time to time, Congress considers legislation that could enhance or reduce (or eliminate) the benefit of tax deferral on some life insurance and annuity products. The modification or elimination of this tax-

favored status could also reduce demand for our products. In addition, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts. These changes could reduce our earnings and negatively impact our business.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection, disclosure, and security of customer information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process thereon, or which is processed on our behalf. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others, each as applicable, if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective information security and cybersecurity programs may result in significant fines, remediation costs, and regulatory enforcement actions. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses, or additional costs, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure, including specific cybersecurity safeguards and program oversight. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
Similarly, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Approximately half of states have adopted the model law or a form thereof, although it has not been adopted in Arizona. We expect additional states to adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is developing amendments to update the Privacy of Consumer Financial and Health Information Regulation (Model Law #672). The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. In November 2024, the PPWG received an extension until December 31, 2025, to finalize the amendments to the model regulation. We cannot predict whether changes to Model Law #672 will be adopted, what form they will take, or what effect they would have on our business or compliance efforts in the form adopted by states whose laws apply to us.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk, management and governance. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s process to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks.

The reporting requirements under the Cybersecurity Final Rule became effective in December 2023. In addition, federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The updated Safeguards Rule became effective in June 2023. Failure to comply with new regulations or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Under the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (collectively, “CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers in the event of a breach of such information. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business to be excepted from the requirements of the CCPA. The California Privacy Protection Agency (“CPPA”) is charged with adopting rules for and enforcing the CCPA. The CPPA updated the CCPA regulations as of March 2023, and has formally initiated further rulemaking activities, including with respect to when insurance companies must comply with the CCPA, that may lead to additional regulations. The CCPA and any future regulations may require additional compliance efforts, such as changes to our policies, procedures or operations.
Several other states have adopted, or are considering enacting, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws include entity-level exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.
Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators have been focused on the use of “big data” techniques, such as the use of AI, machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. States have started to adopt the AI Bulletin, which outlines how insurance regulators should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The (H) Committee also formed a new task force in 2024 charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models. In addition, the NAIC’s Big Data and Artificial Intelligence (H) Working Group has a new workstream that is evaluating AI-use outcomes and how well the current regulatory framework addresses potential harms from the use of AI. The goal is to determine whether additional tools, resources and education are needed to effectuate the goals of the AI Bulletin. In 2025, the Working Group will also consider developing an overall AI regulatory framework that could be incorporated into an NAIC regulatory handbook.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, the Colorado Division of Insurance adopted the first regulation, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework for the use of AI, machine learning and other technologies that utilize “external consumer data.” Colorado has proposed an amendment to the regulation which would extend the requirements to private passenger automobile and health benefit plan insurers that use ECDIS, as well as algorithms and predictive models that use ECDIS. Similarly, in July 2024, the NYDFS published a circular letter, which provides guidance on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.
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

We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies.
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
We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment or through foreclosure on real estate collateralizing mortgages. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our consolidated results of operations.
Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights. We have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services. We regard our intellectual property as valuable assets and protect them against infringement.
EMPLOYEES
We have no employees. We have service agreements with affiliates pursuant to which we are provided the services necessary to operate our business. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, as well as the U.S. presidential administration’s tariffs and retaliatory tariffs in response, have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
In the U.S., the continued disagreement over the federal debt limit and other budget questions threatens the economy. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic shutdown in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
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
Weaknesses or failures in our internal processes or systems or those of our vendors could lead to disruption of our operations, liability to clients, exposure to regulatory enforcement action or harm to our reputation. Our business is highly dependent on our ability to process large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
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
Use or misuse of artificial intelligence technologies.
The development and deployment of AI tools and technologies, including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the uncertain and evolving policy and regulatory landscape governing its use. Such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknowable.
The occurrence of a catastrophe, including natural or man-made disasters and/or pandemics or other public health issues.
Any catastrophic event, terrorist attacks, accidents, floods, severe storms or hurricanes, pandemics and other public health issues or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in the services provided to us by Equitable Financial and our significant vendors. The operational systems of Equitable Financial are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with the disaster recovery systems of Equitable Financial or our significant vendors could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and operating results due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. We may also experience lower sales or other negative impacts to the use of services we provide if economic conditions worsen due to a catastrophe or pandemic or other public health emergency, as the financial condition of current or potential customers, policyholders, and clients may be adversely affected. See “—Conditions in the global capital markets and economy.” A catastrophe may affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics. These events could result in an adverse impact on our ability to conduct our business, including our ability to sell our products and services and our ability to adjudicate and pay claims in a timely manner.
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
Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, see Note 2 of the Notes to the Consolidated Financial Statements.
Continued scrutiny and evolving expectations regarding ESG matters.
There is continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Legislators and regulators have imposed and may continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, impede our business opportunities or expose us to new or additional risks. In addition, state attorneys general and other state officials have spoken out against ESG motivated investing by some investment managers and terminated contracts with managers based on their following certain ESG motivated strategies. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet these standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition and liquidity.
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
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage-backed securities and alternative investments. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were required to liquidate these investments on short notice or were required to post or return collateral, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize. The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices, which could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
The completion of the reinsurance transaction with Reinsurance Group of America is subject to several conditions, including the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on the expected economic and non-economic benefits to the Company or could cause the proposed transaction to be abandoned.
Subsequent to December 31, 2024, we, along with Equitable Financial and Equitable Financial L&A (each, a “Ceding Company”), entered into a Master Transaction Agreement (the “MTA”) with Reinsurance Group of America (“RGA”) on February 23, 2025 pursuant to which at closing and subject to the terms and conditions set forth in the MTA, RGA will enter into a reinsurance agreement, as reinsurer, with us, to reinsure 75% of our in-force individual life insurance block on a pro-rata basis (the “RGA Reinsurance Transaction”).
The completion of the RGA Reinsurance Transaction, and entry into the reinsurance agreement contemplated thereby, is subject to several conditions, including, among others, the receipt of approvals from the NYDFS, the Arizona Department of Insurance and Financial Institutions and the Missouri Department of Commerce & Insurance, as well as the Bermuda Monetary Authority. We cannot provide any assurance that either we or RGA will obtain the necessary approvals.
The RGA Reinsurance transaction is expected to close in mid-2025. The consummation of the closing under the MTA is subject to the satisfaction or waiver of customary closing conditions specified in the MTA, including, among other things, (i) the receipt of required regulatory approvals, without imposing a burdensome condition, and (ii) the absence of a material adverse effect on RGA (in our case) or the specified reinsured contracts (in the case of RGA), subject to certain exceptions and qualifications.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. For further information on the NAIC review of the RBC treatment of certain complex assets in which insurers have invested during recent years, see “Business—Regulation—Insurance Regulation—Surplus and Capital; Risk Based Capital.” Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. Our financial strength and credit ratings are significantly influenced by our statutory surplus amount and our RBC ratio. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios may limit our ability to pay dividends, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
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

We are an indirect, wholly owned subsidiary of Holdings, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of Holdings’ ongoing efforts to efficiently manage capital amongst its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, Holdings could sell insurance and annuity products through another one of its insurance subsidiaries instead of us, which would result in reduced sales of our products and total revenues.This in turn would negatively impact our business, results of operations and financial condition.
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
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. In recent years, insurance regulators and the NAIC have been focused on enhancing regulatory oversight of insurers’ investments in complex assets, the use of AI technologies and “big data,” and the management of climate risk. For additional information on regulatory developments and the risks we face, see “Business—Regulation”.
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and further regulating the industries in which we operate. These new or pending regulatory initiatives could result in increased compliance costs to us and changes to our corporate governance and risk management practices. It is difficult to predict how the new administration will impact these or other regulatory initiatives. “Business—Regulation”.
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
Uncertainty surrounding potential legal, regulatory and policy changes, as well as the potential for general market volatility, because of the change in the presidential administration in the United States.
We face regulatory and tax uncertainties because of possible changes arising from the new presidential administration. The nature, timing and economic effects of any potential change to the current legal and regulatory framework affecting our insurance subsidiaries or the products they offer remains highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.
Legal proceedings and regulatory actions.
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings and regulatory actions pending against us, see Note 15 of the Notes to the Consolidated Financial Statements.
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
None.

Part I, Item 1C.

CYBERSECURITY
Overview of Our Cybersecurity Risk Management
Equitable has implemented and maintains a formal cybersecurity program (the “Program”) to assess, identify, and manage material risks from cybersecurity threats. The Program is based on, and leverages industry-leading frameworks, including the National Institute of Standards and Technology Cyber Security Framework, which provides standards, guidelines and best practices for managing cybersecurity risk, as well as the organization, improvement and assessment of the Program. Equitable’s Chief Information Security Officer (“CISO”), who reports to its Chief Information Officer, manages the Program through an information security team organized into five functional areas (as outlined below). The CISO also establishes and monitors compliance with our internal controls using published standards, cybersecurity software and similar tools, and control assurance reviews. These five areas also work closely with our information technology team to provide expertise and guidance to help manage risks and controls related to cybersecurity.
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
Equitable continues to prioritize the security of its technology and sensitive data through investments in cybersecurity detection and prevention technologies as well as employee communications and training. As part of its cyber-incident readiness program, Equitable regularly conducts cyber exercises and readiness assessments, penetration testing and independent control reviews to validate and protect the confidentiality, integrity and availability of our information systems. Equitable also conducts annual security awareness training and periodic phishing simulation exercises to train employees to recognize and report phishing attacks, as well as other supplemental training organized by the information security team.
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
During the fiscal year of this Report, Equitable has not identified risks from cybersecurity threats that have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, we recognize that cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on our cybersecurity risks, see “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality of customer information or proprietary business information” and “Risk Factors—Risks Relating to Our Operations—Failure” to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
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
The CISO provides regular updates regarding the Program and cybersecurity risks to Equitable’s Information Risk and Data Protection committee, comprised of members of executive management, and also provides quarterly updates to the Audit Committee of Equitable’s Board of Directors, which oversees cybersecurity risk. In addition to receiving quarterly updates from the CISO, the Audit Committee receives reports on cybersecurity risks from our internal audit function, and also periodically receives reports from an external cybersecurity advisor. The Board receives quarterly reports from the Audit Committee, and also receives at least annual updates on the Program and cybersecurity risks from the CISO. The CISO also meets on an individual basis at least quarterly, or more frequently as needed, with members of executive management with cybersecurity oversight responsibility, and has the authority to escalate disagreements with management regarding cybersecurity risks and management of such risks directly to the Board of Directors.
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
Part I, Item 2.
PROPERTIES
We do not lease or own space for our operations. Facilities are provided to us for the conduct of our business pursuant to service agreements with affiliated companies. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements.
Part I, Item 3.
LEGAL PROCEEDINGS
For information on certain legal proceedings pending against us, see Note 15 of the Notes to the Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2024, all of Equitable America’s common equity was owned by EFS. Consequently, there is no established public market for Equitable America’s common stock.
Dividends
In 2024, Equitable America paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $441 million and extraordinary shareholder dividends of $260 million. In 2023 and 2022, Equitable America did not pay a dividend. For information on Equitable America’s present and future ability to pay dividends, see Note 16 of the Notes to the Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks.”
Part II, Item 6.
RESERVED

Part II, Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A for the Company should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” and the consolidated financial statements and related Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. The management’s narrative that follows represents a discussion and analysis of Equitable America’s financial condition and results of operations and not the financial condition and results of operations of Holdings.
Executive Summary
Overview
We are an indirect, wholly-owned subsidiary of Holdings. Our primary business is to provide life insurance and employee benefit products to individuals and small and medium-sized businesses. We are licensed to sell our products in 49 states (not including New York), the District of Columbia and Puerto Rico.
RGA Reinsurance Transaction
On February 23, 2025, we, along with Equitable Financial and Equitable Financial L&A, entered into the MTA with RGA pursuant to which, at closing and subject to the terms and conditions set forth in the MTA, RGA would enter into a separate coinsurance and modified coinsurance agreement pursuant to which we will cede to RGA a 75% quota share of our in-force individual life insurance block. The transaction is expected to close in mid-2025.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, as well as the U.S. presidential administration’s tariffs, and retaliatory tariffs in response, significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which fell twice in November and December 2024. However, in December 2024, the Federal Reserve scaled back expectations for rate cuts in 2025 due to persistent inflation and a robust labor market. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. U.S. equity markets showed strength in the third quarter of 2024, benefiting from a resilient U.S. economy with the U.S. Bureau of Labor Statistics issuing a strong September 2024 jobs report that exceeded expectations, cooling inflation, and a widely held outlook for monetary easing, including a half-point interest rate reduction in September 2024, with additional, smaller rate cuts expected in the fourth quarter of 2024 and into 2025 (based on statements of members of the Board of Governors of the Federal Reserve System).

We will continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk”.
Regulatory Developments
We are regulated primarily by the Arizona Department of Insurance and Financial Institutions, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks”.
Revenues
Our revenues come from three principal sources:
•fee income derived from our products;
•premiums from our traditional life insurance, annuity, and employee benefits products; and
•investment income from our General Account investment portfolio (“GAIA”).
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our life insurance and annuity products which are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and covered lives, and the persistency of our in-force policies, which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our GAIA and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition, changes in the Company’s credit spread is recorded in other comprehensive income (“OCI”). See “—Significant Factors Impacting Our Results—Impact of Hedging on Results.”

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
Effect of Assumption Updates on Operating Results
Our actuaries oversee the valuation of the product liabilities and assets and review the underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable consolidated financial statements. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.
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
Model Changes
There were no material model changes during 2024 and 2023.
Consolidated Results of Operations
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2024 and 2023:
Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$1,646	$1,287
Premiums	585	468
Net derivative gains (losses)	(898)	18
Net investment income (loss)	899	312
Investment gains (losses), net	(11)	(7)
Investment management and service fees	529	372
Other income	145	126
Total revenues	2,895	2,576

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,153	880
Remeasurement of liability for future policy benefits	(25)	29
Change in market risk benefits and purchased market risk benefits	(1,921)	(1,592)
Interest credited to policyholders’ account balances	1,229	688
Compensation and benefits	71	63
Commissions	506	332
Interest expense	—	1
Amortization of deferred policy acquisition costs	133	71
Amortization of reinsurance deposit assets	654	339
Other operating costs and expenses	385	340
Total benefits and other deductions	2,185	1,151
Income (loss) from continuing operations, before income taxes	710	1,425
Income tax (expense) benefit	(150)	(234)
Net income (loss)	$560	$1,191

The following discussion compares the results for the year ended December 31, 2024 to the year ended December 31, 2023.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Net Income (Loss) Attributable to Equitable America
Net income attributable to Equitable America decreased by $631 million, to net income of $560 million for the year ended December 31, 2024 from net income of $1.2 billion for the year ended December 31, 2023, primarily driven by the following notable items:
Unfavorable items included:
•Net derivative losses increased $916 million mainly due to lower net embedded derivatives losses related to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $541 million primarily due to business assumed as part of the Reinsurance Treaty and growth of SCS.
•Compensation, benefits, amortization of reinsurance deposits assets and other operating expenses increased by $367 million mainly due to expense recognition related to the reinsurance deposit assets and expenses related to the assumed business as part of the Reinsurance Treaty.
•Policyholders’ benefits increased by $273 million mainly due to business assumed as part of the Reinsurance Treaty and unfavorable claims.
•Commissions increased by $174 million primarily due to business assumed as part of the Reinsurance Treaty and an increase in sales related to business growth.
•Amortization of deferred policy acquisition costs increased by $62 million mainly due to continued business growth.
These were partially offset by the following favorable items:
•Fee-type revenue increased by $652 million mainly due to the Reinsurance Treaty and business growth.
•Net investment income increased by $587 million mainly due to higher average asset balances and higher investment yields.
•Change in market risk benefits and purchased market risk benefits decreased by $329 million mainly due to more favorable interest rate movements in 2024 compared to 2023.
•Income tax expense decreased $84 million primarily driven by lower pretax earnings in 2024, partially offset by a partial valuation allowance release of $64 million on the deferred tax asset for the year ended December 31, 2023 compared to no valuation allowance release for the year ended December 31, 2024.
Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to be certain contractual obligations as of December 31, 2024. Short-term cash requirements are considered to be requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2025	2026-2027	2028-2029	2030 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$56,905	$1,690	$3,535	$3,612	$48,068
Funding commitments	336	84	9	243	—
Total Material Cash Requirements	$57,241	$1,774	$3,544	$3,855	$48,068
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
Unrecognized tax benefits of $1 million were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
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
Interest Rate Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(617)
Decrease in interest rates by 50bps	$690
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(605)
Decrease in equity returns by 10%	$684
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
GMIB Lapse floor Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$(98)
Nonperformance Risk Adjustment
The valuation of our MRBs includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Holdings’ financial strength rating. The nonperformance risk adjustment itself is not fully economic as we believe our MRB liabilities should be discounted based on our investment yields rather than our own credit risk. However, our current nonperformance risk adjustment of 20 basis points at fourth quarter 2024 continues to be a good indicator of our investment spreads and its application therefore results in an appropriate valuation of our MRB liabilities.
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
NPR Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(301)
Decrease in NPR by 50bps	$319
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
See Note 10 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance.
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
As required by the accounting guidance, we categorize our assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 6 of the Notes to the Consolidated Financial Statements.
Impairments and Valuation Allowances
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Changes in credit losses are recognized in Investment gains (losses), net.
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
•Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the DSC ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
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
See Notes 2 and 3 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
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
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 6 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
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
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with our operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2023, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. For more information, see Note 13 of the Notes to the Consolidated Financial Statements.
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
Adoption of New Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

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
Our results significantly depend on profit margins or “spreads” between investment results from assets held in the GAIA and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them AFS in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of the Notes to the Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.
Investments with Interest Rate Risk – Fair Value

Assets with interest rate risk include AFS fixed maturities and mortgage loans that make up 90.1% and 80.5% of the fair value of the GAIA as of December 31, 2024 and 2023, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2024 and 2023 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2024			December 31, 2023
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$18,206	$(805)	$815	$9,275	$(426)	$454
Floating rate	$2,318	$(2)	$2	$616	$—	$—
Mortgage loans	$1,771	$(95)	$106	$297	$(10)	$8

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
Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)

Equity Investments	$1	$—	$—	$19	$2	$(2)
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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2024 and 2023, the aggregate carrying values of insurance contracts with interest rate risk were $102 million and $110 million, respectively. The aggregate fair value of such liabilities as of December 31, 2024 and 2023 were $100 million and $108 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $1 million and $2 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management to reduce exposures to equity market fluctuations. As more fully described in Note 2 and Note 4 of the Notes to the Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.
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
As of December 31, 2024 and 2023, the net fair values of our derivatives were $965 million and $326 million, respectively.
The tables below show the equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value After -100 Basis Point Change	Fair Value	Fair Value After +100 Basis Point Change
	(In millions, except for Weighted Average Term)
December 31, 2024
Futures	$1,495	—	$200	$—	$(165)
Total	$1,495		$200	$—	$(165)
December 31, 2023
Futures	$522	—	$75	$—	$(63)
Total	$522		$75	$—	$(63)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2024
Futures	$5,035	—	$—	$(415)
Options	13,880	3	3,130	2,263
Total	$18,915		$3,130	$1,848
December 31, 2023
Futures	$2,277	—	$—	$(191)
Options	4,930	4	968	663
Total	$7,207		$968	$472

Market Risk Benefits and Interest Rate and Equity Risks – Fair Value
GMxB feature’s liability associated with certain annuity contracts is considered market risk benefits for accounting purposes and was reported at its fair value of $5.6 billion and $7.3 billion as of December 31, 2024 and 2023, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2024 and 2023, respectively, would be to decrease the direct market risk benefits balance by $32 million and $18 million. The potential fair value exposure to an immediate 50 basis points drop in interest rates from those prevailing as of December 31, 2024 and 2023, respectively, would decrease the direct market risk benefits balance by $36 million and $25 million.

Part II, Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company of America
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equitable Financial Life Insurance Company of America and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Market Risk Benefits
As described in Notes 2, 6 and 8 to the consolidated financial statements, certain guaranteed minimum death and living benefits (collectively, the “GMxB features”) associated with variable annuity products, other general account annuities and ceded reinsurance contracts with GMxB features with other than nominal market risk are identified by management, measured at estimated fair value and presented separately on the balance sheet as market risk benefits. Market risk benefits (MRBs) are measured at fair value on a seriatim basis using an ascribed fee approach. The ascribed fee is determined at policy inception date so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. The market risk benefits fair value is equal to the estimated present value of benefits less the estimated present value of ascribed fees and is determined using a discounted cash flow valuation technique. Considerable judgment is utilized by management in determining the assumptions related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the “significant market risk benefit assumptions”). As of December 31, 2024, the estimated fair value of purchased market risk benefits, assets for market risk benefits and liabilities for market risk benefits was $6 million, $83 million and $5,683 million, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant market risk benefit assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
March 20, 2025

We have served as the Company’s auditor since at least 1998. We have not been able to determine the specific year we began serving as auditor of the Company.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Balance Sheets
December 31, 2024 and December 31, 2023

	December 31,
	2024	2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $20,818 and $10,050) (allowance for credit losses of $0 and $0 )	$20,524	$9,891
Mortgage loans on real estate (net of allowance for credit losses of $9 and $2)	1,773	294
Policy loans	295	268
Other equity investments	35	19
Other invested assets	964	351
Total investments	23,591	10,823
Cash and cash equivalents	1,167	1,838
Deferred policy acquisition costs	1,809	1,212
Amounts due from reinsurers (allowance for credit losses of $0 and $0)	886	961
Funds withheld receivable	9,802	10,603
Reinsurance deposit assets	11,911	12,566
Current and deferred income taxes	592	—
Purchased market risk benefits	6	9
Other assets	339	406
Assets for market risk benefits	83	24
Separate Accounts assets	8,903	5,754
Total Assets	$59,089	$44,196

LIABILITIES
Policyholders’ account balances	$38,274	$24,963
Liability for market risk benefits	5,683	7,333
Future policy benefits and other policyholders' liabilities	2,193	1,653
Amounts due to reinsurers	116	110
Current and deferred income taxes	—	54
Other liabilities	2,009	2,169
Separate Accounts liabilities	8,903	5,754
Total Liabilities	$57,178	$42,036
Commitments and contingent liabilities (1)

EQUITY
Common stock, $1.00 par value; 2,500,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,883	1,882
Retained earnings (accumulated deficit)	826	969
Accumulated other comprehensive income (loss)	(801)	(694)
Total Equity	1,911	2,160
Total Liabilities and Equity	$59,089	$44,196
_____________
(1)See Note 15 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Income (Loss)
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$1,646	$1,287	$229
Premiums	585	468	223
Net derivative gains (losses)	(898)	18	(31)
Net investment income (loss)	899	312	87
Investment gains (losses), net	(11)	(7)	(8)
Investment management and service fees	529	372	18
Other income	145	126	25
Total revenues	2,895	2,576	543

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,153	880	300
Remeasurement of liability for future policy benefits	(25)	29	(1)
Change in market risk benefits and purchased market risk benefits	(1,921)	(1,592)	(12)
Interest credited to policyholders’ account balances	1,229	688	90
Compensation and benefits	71	63	42
Commissions	506	332	90
Interest expense	—	1	—
Amortization of deferred policy acquisition costs	133	71	41
Amortization of reinsurance deposit assets	654	339	4
Other operating costs and expenses	385	340	99
Total benefits and other deductions	2,185	1,151	653
Income (loss) from continuing operations, before income taxes	710	1,425	(110)
Income tax (expense) benefit	(150)	(234)	22
Net income (loss)	$560	$1,191	$(88)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$560	$1,191	$(88)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments	(103)	196	(480)
Change in market risk benefits - instrument-specific credit risk	(13)	(513)	1
Change in liability for future policy benefits - current discount rate	9	4	—
Other comprehensive income (loss), net of income taxes	(107)	(313)	(479)
Comprehensive income (loss)	$453	$878	$(567)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Equity
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Equity
	(in millions)
Balance, beginning of period	$3	$1,882	$969	$(694)	$2,160
Net income (loss)	—	—	560	—	560
Capital contribution from parent	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(107)	(107)
Dividend to parent	—	—	(703)	—	(703)
Other	—	1	—	—	1
Balance, December 31, 2024	$3	$1,883	$826	$(801)	$1,911

Balance, beginning of period	3	$831	$(222)	$(381)	$231
Net income (loss)	—	—	1,191	—	1,191
Capital contribution from parent	—	1,050	—	—	1,050
Other comprehensive income (loss)	—	—	—	(313)	(313)
Other	—	1	—	—	1
Balance, December 31, 2023	$3	$1,882	$969	$(694)	$2,160

Balance, beginning of period	$3	$680	$(134)	$98	$647
Net income (loss)	—	—	(88)	—	(88)
Capital contribution from parent	—	150	—	—	150
Other comprehensive income (loss)	—	—	—	$(479)	(479)
Other	—	1	—	—	1
Balance, December 31, 2022	$3	$831	(222)	$(381)	$231

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$560	$1,191	$(88)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,229	688	90
Policy charges and fee income	(1,646)	(1,287)	(229)
Net derivative (gains) losses	898	(18)	31
Investment (gains) losses, net	11	7	8
Realized and unrealized (gains) losses on trading securities	1	1	—
Non-cash long-term incentive compensation expense	3	2	2
Amortization and depreciation	617	297	47
Equity (income) loss from limited partnerships	3	—	—
Remeasurement of liability for future policy benefits	(25)	29	(1)
Change in market risk benefits	(1,921)	(1,592)	(12)
Changes in:
Reinsurance recoverable	(38)	115	(61)
Funds withheld receivable	(172)	(89)	—
Capitalization of deferred policy acquisition costs	(730)	(523)	(129)
Future policy benefits	470	413	33
Current and deferred income taxes	(636)	234	(22)
Other, net	1,657	1,218	(21)
Net cash provided by (used in) operating activities	$281	$686	$(352)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$2,163	$776	$274
Mortgage loans on real estate	47	—	—
Trading account securities	—	(1)	—
Short-term investments	5	—	(1)
Other	19	100	1
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(12,825)	(8,137)	(437)
Mortgage loans on real estate	(1,533)	(279)	—
Trading account securities	(2)	—	—
Short-term investments	(5)	—	—
Other	(38)	(100)	(2)
Cash settlements related to derivative instruments, net	(865)	(535)	(153)
Other, net	(1)	(25)	(6)
Net cash provided by (used in) investing activities	$(13,035)	$(8,201)	$(324)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$13,248	$8,555	$739
Withdrawals	(1,727)	(1,216)	(111)
Transfer (to) from Separate Accounts	141	433	65
Payments of market risk benefits	(644)	(539)	—
Change in collateralized pledged assets	3	(23)	—
Change in collateralized pledged liabilities	1,744	776	—
Dividend to parent company	(702)	—	—
Cash contribution from parent company	—	1,050	150
Changes in securities lending payable	20	23	—
Other, net	—	—	—
Net cash provided by (used in) financing activities	$12,083	$9,059	$843

Change in cash and cash equivalents	(671)	1,544	167
Cash and cash equivalents, beginning of period	1,838	294	127
Cash and cash equivalents, end of period	$1,167	$1,838	$294

Supplemental cash flow information:
Income taxes (refunded) paid	$786	$—	$—

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
EFIMA is a subsidiary of Equitable America and is a wholly-owned indirect subsidiary of Holdings.
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
The years “2024”, “2023” and “2022” refer to the years ended December 31, 2024, 2023 and 2022, respectively.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.
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
The Company adopted the new accounting standard ASU 2023-07 for the year ended December 31, 2024 using the retrospective approach. See Note 17 of the Notes to these Consolidated Financial Statements for details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhanced existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by (2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
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
ASU 2024-03: Accounting Standards Update No. 2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)
This ASU requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities.
The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements.
	The ASU will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Entities are required to apply the ASU on a prospective basis.	The Company is currently assessing the impact to the financial statements of this ASU.
Investments
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include REITs and redeemable preferred stock.
The Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available. These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities. More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quality and duration of the investment. The Company’s management, with the assistance of its investment advisors, evaluates AFS debt securities that experienced a decline in fair value below amortized cost for credit losses which are evaluated in accordance with the new financial instruments credit losses guidance. Integral to this review is an assessment made each quarter, on a security-by-security basis, by the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Company’s IUS Committee, of various indicators of credit deterioration to determine whether the investment security has experienced a credit loss. This assessment includes, but is not limited to, consideration of the severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, and the financial strength, liquidity and continued viability of the issuer.
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
The Company is a party to financial instruments and other contracts that contain “embedded” derivative instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are “clearly and closely related” to the economic characteristics of the remaining component of the “host contract” and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When those criteria are satisfied, the resulting embedded derivative is bifurcated from the host contract, carried in the consolidated balance sheets at fair value, and changes in its fair value are recognized immediately and captioned in the consolidated statements of income (loss) according to the nature of the related host contract. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company instead may elect to carry the entire instrument at fair value.
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
•Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the DSC ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
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
The components of amortized cost for mortgage loans on the consolidated balance sheets excludes accrued interest amounts because the Company presents accrued interest receivables within other assets. Once mortgage loans are placed on nonaccrual status, the Company reverses accrued interest receivable against interest income. Since the nonaccrual policy results in the timely reversal of accrued interest receivable, the Company does not record an allowance for credit losses on accrued interest receivable.
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
Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. Income and expenses associated with repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income (loss). As of December 31, 2024 and 2023, the Company had no Securities sold under agreements to repurchase outstanding.
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
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of PFBL is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The Company accrues for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
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
Separate Accounts
Generally, Separate Accounts established under Arizona Insurance Law are not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Account represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of policyholders, and for which the Company does not bear the investment risk. Separate Accounts assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such Separate Accounts are offset within the same line in the consolidated statements of income (loss).
Deposits to Separate Accounts are reported as increases in Separate Accounts assets and liabilities and are not reported in the consolidated statements of income (loss). Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.
The Company reports the General Account’s interests in Separate Accounts as trading securities, at fair value in the consolidated balance sheets.
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
Consolidated VIEs
As of December 31, 2024 and 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at December 31, 2024 and 2023 are total assets of $636 million and $0 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of December 31, 2024 and 2023, respectively, the Company held approximately $33 million and $0 million of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
non-consolidated VIEs are approximately $945 million and $0 million as of December 31, 2024 and 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $33 million and $0 million and approximately $243 million and $147 million of unfunded commitments as of December 31, 2024 and 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern and, interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during 2024 decreased remeasurement of liability for future policy benefits by $9 million, decreased policyholders’ benefits by $6 million, increased market risk benefits and purchased market risk benefits by $12 million, and decreased other operating costs and expenses by $17 million. This resulted in an increase in income (loss) from operations, before income taxes of $20 million and an increase to net income (loss) by $16 million.
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
Model Changes
There were no material model changes during 2024, 2023 and 2022.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2024 and 2023 was $168 million and $78 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2024, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2024:
Fixed Maturities:
Corporate (1)	$11,111	$—	$74	$391	$10,794
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	48	—	—	9	39
Foreign governments	50	—	—	2	48
Residential mortgage-backed	2,641	—	12	21	2,632
Asset-backed (2)	6,163	—	60	5	6,218
Commercial mortgage-backed	790	—	4	16	778
Total at December 31, 2024	$20,818	$—	$150	$444	$20,524

December 31, 2023:
Fixed Maturities:
Corporate (1)	$5,842	$—	$96	$276	$5,662
U.S. Treasury, government and agency	15	—	—	—	15
States and political subdivisions	50	—	—	7	43
Foreign governments	31	—	1	1	31
Residential mortgage-backed	961	—	15	4	972
Asset-backed (2)	2,956	—	32	2	2,986
Commercial mortgage-backed	195	—	1	14	182
Total at December 31, 2023	$10,050	$—	$145	$304	$9,891
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2024:
Contractual maturities:
Due in one year or less	$80	$80
Due in years two through five	2,752	2,750
Due in years six through ten	6,884	6,779
Due after ten years	1,508	1,287
Subtotal	11,224	10,896
Residential mortgage-backed	2,641	2,632
Asset-backed	6,163	6,218
Commercial mortgage-backed	790	778
Total at December 31, 2024	$20,818	$20,524

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Proceeds from sales	$18	$280	$184
Gross gains on sales	$—	$—	$—
Gross losses on sales	$—	$(5)	$(8)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$—	$—	$2
Previously recognized impairments on securities that matured, paid, prepaid or sold	—	—	(2)
Balance, end of period	$—	$—	$—

The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(159)	$8	$(33)	$(184)
Net investment gains (losses) arising during the period	(135)	—	—	(135)
Reclassification adjustment:
Included in net income (loss)	—	—	—	—
Other	—	—	(14)	(14)
Impact of net unrealized investment gains (losses)	—	1	28	29
Net unrealized investment gains (losses) excluding credit losses	(294)	9	(19)	(304)
Balance, end of period	$(294)	$9	$(19)	$(304)

	Year Ended December 31, 2023
Balance, beginning of period	$(388)	$8	$(1)	$(381)
Net investment gains (losses) arising during the period	224	—	—	224
Reclassification adjustment:
Included in net income (loss)	5	—	—	5
Other	—	—	16	16
Impact of net unrealized investment gains (losses)	—	—	(48)	(48)
Net unrealized investment gains (losses) excluding credit losses	(159)	8	(33)	(184)
Balance, end of period	$(159)	$8	$(33)	$(184)

	Year Ended December 31, 2022
Balance, beginning of period	$128	$(3)	$(26)	$99
Transition adjustment	—	—	—	—
Net investment gains (losses) arising during the period	(524)	—	—	(524)
Reclassification adjustment:
Included in net income (loss)	8	—	—	8
Other (2)	—	—	(81)	(81)
Excluded from net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	11	106	117
Net unrealized investment gains (losses) excluding credit losses	(388)	8	(1)	(381)
Net unrealized investment gains (losses) with credit losses	—	—	—	—
Balance, end of period	$(388)	$8	$(1)	$(381)

_____________
(1)Certain balances were revised from previously filed financial statements.
(2)Reflects $81 million of a Deferred Tax Asset valuation allowance recorded during the fourth quarter of 2022. See Note 13 of the Notes to these Consolidated Financial Statements for additional details.
The following tables disclose the fair values and gross unrealized losses of the 1,359 issues as of December 31, 2024 and the 891 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2024:
Fixed Maturities:
Corporate	$4,381	$87	$1,638	$304	$6,019	$391
States and political subdivisions	8	—	31	9	39	9
Foreign governments	27	1	10	1	37	2
Residential mortgage-backed	1,414	17	9	4	1,423	21
Asset-backed	539	4	7	1	546	5
Commercial mortgage-backed	274	4	61	12	335	16
Total at December 31, 2024	$6,643	$113	$1,756	$331	$8,399	$444

December 31, 2023:
Fixed Maturities:
Corporate	$505	$7	$1,900	$269	$2,405	$276
U.S. Treasury, government and agency	—	—	8	—	8	—
States and political subdivisions	—	—	33	7	33	7
Foreign governments	7	1	4	—	11	1
Residential mortgage-backed	103	—	9	4	112	4
Asset-backed	290	1	23	1	313	2
Commercial mortgage-backed	29	—	61	14	90	14
Total at December 31, 2023	$934	$9	$2,038	$295	$2,972	$304

The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2024 and 2023 were $90 million and $82 million, respectively, representing 4.7% and 3.8% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2024 and 2023, respectively, approximately $67 million and $92 million, or 0.3% and 0.9%, of the $20.8 billion and $10.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $0 million and $0 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, respectively, the $331 million and $295 million of gross unrealized losses of twelve months or more were concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an allowance for credit losses for these securities was not warranted at either December 31, 2024 or December 31, 2023. As of December 31, 2024 and 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Securities Lending
Beginning in 2023, the Company entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2024 and 2023, the estimated fair value of loaned securities was $20 million and $23 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of December 31, 2024 and 2023, cash collateral received in the amount of $20 million and $23 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the years ended December 31, 2024 and 2023.
Mortgage Loans on Real Estate
In 2024, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial and residential mortgage loans was $12 million and $1 million as of December 31, 2024 and 2023 and no accrued interest was written off for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024 and 2023, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial and residential mortgage loans were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$2	$—	$—
Current-period provision for expected credit losses	5	2	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	5	2	—
Balance, end of period	$7	$2	$—

Residential mortgages:
Balance, beginning of period	$—	$—	$—
Current-period provision for expected credit losses	2	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	2	—	—
Balance, end of period	$2	$—	$—

Total allowance for credit losses	$9	$2	$—
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
Credit Quality Information

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

The Company’s commercial mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Commercial:
0% - 50%	$35	$83	$—	$—	$—	$17	$—	$—	$135
50% - 70%	798	218	—	—	—	—	—	—	1,016
70% - 90%	—	—	—	—	—	—	—	—	—
90% plus	—	—	—	—	—	—	—	—	—
Total commercial loans	$833	$301	$—	$—	$—	$17	$—	$—	$1,151
Debt Service Coverage (“DSC”) Ratios (2) (3)

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial mortgage loans:
Commercial:
Greater than 2.0x	$58	$—	$—	$—	$—	$17	$—	$—	$75
1.8x to 2.0x	103	—	—	—	—	—	—	—	103
1.5x to 1.8x	189	—	—	—	—	—	—	—	189
1.2x to 1.5x	483	185	—	—	—	—	—	—	668
1.0x to 1.2x	—	116	—	—	—	—	—	—	116
Less than 1.0x	—	—	—	—	—	—	—	—	—
Total commercial loans	$833	$301	$—	$—	$—	$17	$—	$—	$1,151
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators: (1)
Performing	$313	$181	$72	$63	$2	$—	$631
Nonperforming	—	—	—	—	—	—	—
Total	$313	$181	$72	$63	$2	$—	$631
_____________
(1)The Company began investing in residential mortgages in 2024. Therefore, 2023 comparative information is not applicable.
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$1,151	$1,151	$—	$1,151	$—	$—
Residential	—	—	—	—	631	631	—	631	—	—
Total	$—	$—	$—	$—	$1,782	$1,782	$—	$1,782	$—	$—
December 31, 2023:
Mortgage loans:
Commercial	$—	$—	$—	$—	$296	$296	$—	$296	$—	$—
Residential	—	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$296	$296	$—	$296	$—	$—
________________
(1)Amounts presented at amortized cost basis.

As of December 31, 2024 and 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $0 million and $0 million, respectively.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$1	$—	$(3)
Unrealized and realized gains (losses) on equity securities	$1	$—	$(3)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Trading Securities
As of December 31, 2024 and 2023, respectively, the fair value of the Company’s trading securities was $0 million and $0 million. As of December 31, 2024 and 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $1 million and $1 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$(1)	$—
Unrealized and realized gains (losses) on trading securities	(1)	(1)	—
Net investment income (loss) from trading securities	$(1)	$(1)	$—
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities	$817	$283	$88
Mortgage loans on real estate	59	3	1
Policy loans	5	5	4
Other equity investments	—	1	(2)
Trading securities	(1)	(1)	—
Other investment income	39	26	1
Gross investment income (loss)	919	317	92
Investment expenses	(20)	(5)	(5)
Net investment income (loss)	$899	$312	$87
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities	$—	$(5)	$(8)
Mortgage loans on real estate	(7)	(2)	—
Other	(4)	—	—
Investment gains (losses), net	$(11)	$(7)	$(8)

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
The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts required to be accounted for as derivative instruments:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	December 31, 2024				December 31, 2023
		Fair Value				Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives	Notional Amount	Derivative Assets	Derivative Liabilities	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$366	$10	$—	$10	$—	$—	$—	$—
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	5,035	—	—	—	2,277	—	—	—
Options	13,880	4,026	896	3,130	4,930	1,370	402	968
Interest rate contracts:
Futures	1,495	—	—	—	522	—	—	—
Other contracts:
Margin	—	310	—	310	—	133	—	133
Collateral	—	—	3,171	(3,171)	—	—	956	(956)
Total:	20,776	4,346	4,067	279	7,729	1,503	1,358	145

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	13,929	(13,929)	—	—	8,804	(8,804)
Funds withheld receivable (3)	—	150	—	150	—	100	—	100
Modco receivable (2)	—	—	(345)	345	—	—	(411)	411
Total embedded derivatives	—	150	13,584	(13,434)	—	100	8,393	(8,293)
Total derivative instruments	$20,776	$4,496	$17,651	$(13,155)	$7,729	$1,603	$9,751	$(8,148)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld receivable in the consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table presents the effects of derivative instruments on the consolidated statements of income (loss) and comprehensive income (loss):

	Year Ended December 31,
	2024			2023			2022
	Net Derivatives Gain (Losses)	Net Investment Income	AOCI	Net Derivatives Gain (Losses)	Net Investment Income	AOCI	Net Derivatives Gain (Losses)	Net Investment Income	AOCI
	(in millions)
Derivatives:

Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(12)	$1	$21	$—	$—	$—	$—	$—	$—
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	410	—	—	228	—	—	(84)	—	—
Options	1,186	—	—	275	—	—	(3)	—	—
Interest rate contracts:
Futures	(126)	—	—	(8)	—	—	(43)	—	—
Total:	1,458	1	21	495	—	—	(130)	—	—
Embedded derivatives:
MSO, SCS and IUL indexed features (2)	(5,835)	—	—	(3,687)	—	—	99	—	—
Funds withheld receivable	(1,320)	—	—	(858)	—	—	—	—	—
Modco receivable	4,801	—	—	4,067	—	—	—	—	—
Total Embedded Derivatives	(2,354)	—	—	(478)	—	—	99	—	—
Total Derivatives instruments (1)(3)	$(896)	$1	$21	$17	$—	$—	$(31)	$—	$—
______________
(1)Reported in net derivative gains (losses) in the statements of income (loss).
(2)Reported in policyholders’ account balances in the balance sheets.
(3)For the years ended December 31, 2024, 2023 and 2022, investment fees of $2 million, $1 million and $0 million, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$—	$—	$—
Amount recorded in AOCI
Currency swaps	21	—	—
Interest swaps	—	—	—
Total amount recorded in AOCI	21	—	—
Amount reclassified (to) from income to AOCI
Currency swaps	—	—	—
Interest swaps	—	—	—
Total amount reclassified (to) from income to AOCI	—	—	—
Balance, end of period (1)	$21	$—	$—
______________
(1)     The Company does not estimate the amount of the deferred losses in AOCI at year ended December 31, 2024 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based futures contracts as of December 31, 2024 and 2023 are exchange-traded and net settled daily in cash. As of December 31, 2024 and 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $256 million and $113 million and (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $53 million and $20 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2024 and 2023, respectively, the Company held $3,171 million and $956 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $0 million and $0 million as of December 31, 2024 and 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of December 31, 2024 and 2023, there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following tables present information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$4,346	$3,381	$965	$(648)	$317
Secured lending	20	—	20	—	20
Other financial assets	(21)	—	(21)	—	(21)
Other invested assets	$4,345	$3,381	$964	$(648)	$316

Liabilities:
Derivative liabilities	$3,418	$3,381	$37	$—	$37
Secured lending	20	—	20	—	20
Other financial liabilities	1,952	—	1,952	—	1,952
Other liabilities	$5,390	$3,381	$2,009	$—	$2,009
______________
(1)Financial instruments sent (held).
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$1,503	$1,177	$326	$(178)	$148
Secured lending	6	—	6	—	6
Other financial assets	19	—	19	—	19
Other invested assets	$1,528	$1,177	$351	$(178)	$173

Liabilities:
Derivative liabilities	$1,180	$1,177	$3	$—	$3
Secured lending	6	—	6	—	6
Other financial liabilities	2,160	—	2,160	—	2,160
Other liabilities	$3,346	$1,177	$2,169	$—	$2,169
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
5)    DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
VUL	$503	$457
IUL	285	293
GMxB Core	219	119
Investment Edge	70	22
SCS	654	289
Other	78	32
Total	$1,809	$1,212
Annually, or as circumstances warrant, the Company reviews the associated decrements assumptions (i.e. mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the Unearned Revenue Liability and Sales Inducement Asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.
During the third quarter of 2024, 2023 and 2022, the Company completed its annual assumption update and the impact to the current period amortization of DAC and DAC like balances due to the new assumptions is immaterial. There were no other material changes to the inputs, judgements or calculation processes used in the DAC calculation this period or year.
Changes in the DAC asset were as follows:

	Year Ended December 31, 2024
	VUL (1)	IUL (2)	GMxB Core	IE (3)	SCS	Total
	(in millions)
Balance, beginning of period	$457	$293	$119	$22	$289	$1,180
Capitalization	73	10	115	52	430	680
Amortization (4)	(27)	(18)	(15)	(4)	(65)	(129)
Balance, end of period	$503	$285	$219	$70	$654	$1,731
______________
(1)“VUL” defined as Variable Universal Life.
(2)“IUL” defined as Indexed Universal Life.
(3)“IE” defined as Investment Edge.
(4) DAC amortization of $4 million related to Other not reflected in table above.

	Year Ended December 31, 2023
	VUL	IUL	GMxB Core	IE	SCS	Total
	(in millions)
Balance, beginning of period	$410	$296	$40	$1	$13	$760
Capitalization	71	14	86	22	297	490
Amortization (1)	(24)	(17)	(7)	(1)	(21)	(70)
Balance, end of period	$457	$293	$119	$22	$289	$1,180
______________
(1)DAC amortization of $1 million related to Other not reflected in table above.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Changes in the unearned revenue liability were as follows:

	Year Ended December 31,
	2024		2023
	VUL	IUL	VUL	IUL
	(in millions)
Balance, beginning of period	$203	$210	$159	$157
Capitalization	64	55	55	64
Amortization	(14)	(15)	(11)	(11)
Balance, end of period	$253	$250	$203	$210
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2024 and 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of December 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$10,640	$154	$10,794
U.S. Treasury, government and agency	—	15	—	15
States and political subdivisions	—	39	—	39
Foreign governments	—	48	—	48
Residential mortgage-backed	—	2,632	—	2,632
Asset-backed (2)	—	5,996	222	6,218
Commercial mortgage-backed	—	777	1	778
Total fixed maturities, AFS	—	20,147	377	20,524
Other equity investments	—	1	—	1
Other invested assets:
Swaps	—	10	—	10
Options	—	3,130	—	3,130
Total other invested assets	—	3,140	—	3,140
Cash equivalents	1,054	—	—	1,054
Funds withheld receivable (3) (5)	—	—	150	150
Purchased market risk benefits	—	—	6	6
Assets for market risk benefits	—	—	83	83
Separate Accounts assets (4)	8,896	7	—	8,903
Total Assets	$9,950	$23,295	$616	$33,861

Liabilities:
Policyholders’ account balances:
SCS, MSO and IUL indexed features’ liability	$—	$13,929	$—	$13,929
Modco receivable (5)	—	—	(345)	(345)
Liabilities for market risk benefits	—	—	5,683	5,683
Total Liabilities	$—	$13,929	$5,338	$19,267
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$5,575	$87	$5,662
U.S. Treasury, government and agency	—	15	—	15
States and political subdivisions	—	43	—	43
Foreign governments	—	31	—	31
Residential mortgage-backed	—	972	—	972
Asset-backed (2)	—	2,962	24	2,986
Commercial mortgage-backed	—	181	1	182
Total fixed maturities, AFS	—	9,779	112	9,891
Other equity investments	—	19	—	19
Other invested assets:
Options	—	968	—	968
Total other invested assets	—	968	—	968
Cash equivalents	1,654	—	—	1,654
Funds withheld receivable (3) (5)	—	—	100	100
Purchased market risk benefits	—	—	9	9
Assets for market risk benefits	—	—	24	24
Separate Accounts assets (4)	5,747	7	—	5,754
Total Assets	$7,401	$10,773	$245	$18,419

Liabilities:
Policyholders’ account balances:
SCS, SIO, MSO and IUL indexed features’ liability	$—	$8,804	$—	$8,804
Modco receivable (5)	—	—	(411)	(411)
Liabilities for market risk benefits	—	—	7,333	7,333
Total Liabilities	$—	$8,804	$6,922	$15,726
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2024, there were no AFS fixed maturities transferred out of Level 3 and into Level 2 and no AFS fixed maturities transferred out of Level 2 and into Level 3. These transfers in the aggregate represent approximately 0.0% of total consolidated equity as of December 31, 2024.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Level 3 Instruments - Fair Value Measurements

	Year Ended December 31, 2024
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$87	$24	$1	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	1	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	1	—	—	—
Other comprehensive income (loss)	2	—	—	—	—
Purchases	69	378	—	—	—
Sales	(4)	(181)	—	—	—
Change in fair value of funds withheld assets	—	—	—	50	66
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Balance, end of period	$154	$222	$1	$150	$(345)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$1	$1	$—	$—	$—
_____________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

	Year Ended December 31, 2023
	Corporate	Asset-backed	CMBS	Funds Withheld Receivable	Modco Receivable
	(in millions)
Balance, beginning of period	$18	$—	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—	—
Other comprehensive income (loss)	1	—	—	—	—
Purchases	79	32	1	—	—
Sales	(1)	(8)	—	—	—
Change in fair value of funds withheld assets	—	—	—	100	(411)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(10)	—	—	—	—
Balance, end of period	$87	$24	$1	$100	$(411)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period	$—	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period.	$1	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.

Year Ended December 31, 2022

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
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
	(Dollars in millions)
Assets:(5)
Investments:
Fixed maturities, AFS:
Corporate	$69	Matrix pricing model	Spread over benchmark	95 bps - 170 bps	127 bps
Purchased MRB asset (1) (2) (4)	6	Discounted cash flow	Lapse rates Withdrawal rates Annuitization rates Non-performance risk (bps) Mortality: Ages 0-40 Ages 41-60 Ages 61-115	N/A	N/A
Liabilities:
Direct MRB (1) (2) (3) (4)	$5,600	Discounted cash flow	Non-performance risk (bps) Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41-60 Ages 61-115	19 bps - 93 bps 0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	20 bps 4.21% 0.47% 4.46% 2.91% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $5.7 billion of MRB liabilities and $83 million of MRB asset.
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
Excluded from the tables above as of December 31, 2024 and 2023, respectively, are approximately $308 million and $73 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2024:
Mortgage loans on real estate	$1,773	$—	$—	$1,771	$1,771
Policy loans	$295	$—	$—	$308	$308
Funds withheld receivable	$9,652	$—	$—	$9,652	$9,652
Modco receivable	$30,383	$—	$—	$30,383	$30,383
Policyholders’ liabilities: Investment contracts	$102	$—	$—	$100	$100
Separate Accounts liabilities	$842	$—	$—	$842	$842

December 31, 2023:
Mortgage loans on real estate	$294	$—	$—	$297	$297
Policy loans	$268	$—	$—	$275	$275
Funds withheld receivable	$10,503	$—	$—	$10,503	$10,503
Modco receivable	$29,912	$—	$—	$29,912	$29,912
Policyholders’ liabilities: Investment contracts	$110	$—	$—	$108	$108
Separate Accounts liabilities	$372	$—	$—	$372	$372

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
7)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following tables reconcile the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Reconciliation
Payout	$794	$368
UL (1)	354	344
Other (2)	333	337
Subtotal	1,481	1,049
Other policy funds (3)	712	604
Grand total	$2,193	$1,653
______________
(1)Represents the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)Primarily consists of future policy benefits related to Protective Life & Annuity and Employee Benefits.
(3)Includes $508 million of URL of which $503 million is covered in Note 5 of the Notes to these Consolidated Financial Statements.
The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts.
The payout annuities result from annuitization of current contracts. Inflows are the liquidation of the account values not premiums:

	Year Ended December 31,
	Payout
	2024	2023
	(in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$368	$—
Beginning balance of original discount rate	361	—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(1)	—
Adjusted beginning of period balance	360	—
Issuances	465	361
Interest accrual	17	—
Benefits payments	(36)	—
Ending balance at original discount rate	806	361
Effect of changes in discount rate assumptions	(12)	7
Balance, end of period	$794	$368

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	Payout
	2024	2023
	(in millions)

Net liability for future policy benefits	$794	$368
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$794	$368

Weighted-average duration of liability for future policyholder benefits (years)	7.4	7.5
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	December 31,
	2024	2023
	(in millions)
Payout
Expected future benefit payments and expenses (undiscounted)	$1,209	$541
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	788	364
Expected future gross premiums (discounted)	—	—
The following table provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	Gross Premium			Interest Accretion
	(in millions)
Revenue and Interest Accretion
Payout (1)	$158	$115	$—	$33	$8	$—
Total	$158	$115	$—	$33	$8	$—
______________
(1)Gross premium reflected is the liquidation of Account Value at time of annuitization.
The following table provides the weighted average interest rates for the liability for future policy benefits:

	December 31,
	2024	2023
Weighted Average Interest Rate
Payout
Interest accretion rate	5.2%	5.3%
Current discount rate	5.4%	5.0%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Year Ended December 31,
	2024	2023
	UL
	(in millions)
Balance, beginning of period	$344	$—
Beginning balance before AOCI adjustments	344	—
Effect of changes in interest rate and cash flow assumptions and model changes	2	6
Effect of actual variances from expected experience	(2)	2
Adjusted beginning of period balance	344	8
Issuances	—	322
Interest accrual	15	7
Net assessments collected	18	12
Benefit payments	(23)	(5)
Ending balance before shadow reserve adjustments	354	344
Effect of shadow reserve adjustment	—	—
Balance, end of period	$354	$344

Net liability for additional liability	$354	$344
Effect of reserve adjustment recorded in AOCI	—	—
Net liability for additional liability, after reinsurance recoverable	$354	$344

Weighted-average duration of additional liability - death benefit (years)	16.7	17.7

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	UL (1)				Universal Life (2)
	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Assessments	Interest Accretion	Assessments	Interest Accretion	Assessments	Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$504	$15	$477	$11	$18	$3
Total	$504	$15	$477	$11	$18	$3
______________
(1)The 2024 and 2023 additional insurance liabilities represent the SOP NLG Rider on UL contracts assumed from Equitable Financial.
(2)The 2022 additional insurance liabilities represent the SOP LTC Rider on all Universal Life contracts inclusive of VL and UL sold by the Company. Subsequent to the Reinsurance Treaty described further in Note 1 of the Notes to these Consolidated Financial Statements, these are no longer material and are not disclosed separately.

	Year Ended December 31,
	2024	2023	2022
	Universal Life
Weighted Average Interest Rate
Interest accretion rate	4.5%	4.5%	5.5%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
8)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities:

	Year Ended December 31,
	2024		2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$1,191	$6,082	$(6)	$—	$—	$—
Balance BOP before changes in the instrument specific credit risk	934	5,695	(5)	—	1	—
Model changes and effect of changes in cash flow assumptions	75	(47)	54	(44)	—	—
Actual market movement effect	(248)	(506)	(231)	(467)	13	—
Interest accrual	34	212	31	213	—	—
Attributed fees accrued (1)	363	311	282	252	4	—
Benefit payments	(40)	(520)	(35)	(407)	—	—
Actual policyholder behavior different from expected behavior	17	(23)	20	(26)	5	—
Changes in future economic assumptions	(491)	(949)	(491)	(737)	(28)	—
Issuances (2)	(4)	162	1,309	6,911	—	—
Balance EOP before changes in the instrument-specific credit risk	640	4,335	934	5,695	(5)	—
Changes in the instrument-specific credit risk (3)	265	386	257	387	(1)	—
Balance, end of period	$905	$4,721	$1,191	$6,082	$(6)	$—

Weighted-average age of policyholders (years)	65.7	74.4	64.7	73.8	61.0	—
Net amount at risk	$2,846	$9,019	$2,937	$9,899	$13	$—
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
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	December 31, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(48)	$953	$905	$—	$905	$(14)	$1,205	$1,191	$—	$1,191
GMxB Legacy	—	4,721	4,721	—	4,721	—	6,082	6,082	—	6,082
Other	(35)	9	(26)	(6)	(32)	(10)	46	36	(9)	27
Total	$(83)	$5,683	$5,600	$(6)	$5,594	$(24)	$7,333	$7,309	$(9)	$7,300

9)    POLICYHOLDER ACCOUNT BALANCES

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following tables reconcile the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$1,170	$1,186
IUL	2,500	2,431
EI	1,696	1,964
EG	6,392	6,619
SCS	53,330	40,353
Other (1)	(26,814)	(27,590)
Total	$38,274	$24,963
______________
(1)Includes $(30.7) billion and $(30.3) billion as of December 31, 2024 and 2023, respectively, of assumed fair value of the modco reinsurance with Equitable Financial.
The following tables summarize the balances and changes in policyholders’ account balances:

	Year Ended December 31, 2024
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$1,186	$2,431	$1,964	$6,619	40,353
Issuances	—	—	—	—	—
Premiums received	456	229	12	322	3
Policy charges	(475)	(192)	—	(3)	(19)
Surrenders and withdrawals	(16)	(108)	(297)	(909)	(3,371)
Benefit payments	(20)	(15)	(17)	(18)	(264)
Net transfers from (to) separate account	—	—	(19)	190	10,236
Interest credited (2)	39	155	53	191	6,392
Balance, end of period	$1,170	$2,500	$1,696	$6,392	$53,330

Weighted-average crediting rate	3.68%	2.61%	2.92%	2.37%	0.01%
Net amount at risk (3)	$14,904	$18,518	$92	$5	$9
Cash surrender value	$1,034	$1,939	$1,693	$6,319	$49,779
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

	Year Ended December 31, 2023
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Balance, beginning of period	$—	$1,962	$—	$—	$242
Issuances	1,208	349	2,213	6,818	31,189
Premiums received	361	236	7	262	1
Policy charges	(376)	(192)	—	(3)	(6)
Surrenders and withdrawals	(11)	(69)	(251)	(720)	(1,880)
Benefit payments	(23)	(8)	(20)	(17)	(172)
Net transfers from (to) separate account	—	—	(30)	110	7,132
Interest credited (2)	27	153	45	169	3,847

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	UL	IUL	EI	EG	SCS (1)
	(Dollars in millions)
Other	—	—	—	—	—
Balance, end of period	$1,186	$2,431	$1,964	$6,619	$40,353

Weighted-average crediting rate	3.50%	2.43%	2.87%	2.41%	—%
Net amount at risk (3)	$16,062	$19,148	$98	$6	$1
Cash surrender value	$1,036	$1,850	$1,959	$6,573	$37,562
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

The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	—	48	159	492	699
	Greater than 2.50%	—	471	—	—	471
	Total	$—	$519	$159	$492	$1,170

Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	362	832	1,193	—	2,387
	Greater than 2.50%	—	—	—	—	—
	Total	$362	$832	$1,193	$—	$2,387

EQUI-VEST Individual	0.00% - 1.50%	$41	$187	$—	$—	$228
	1.51% - 2.50%	36	—	—	—	36
	Greater than 2.50%	1,432	—	—	—	1,432
	Total	$1,509	$187	$—	$—	$1,696

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$441	$2,066	$21	$226	$2,754
	1.51% - 2.50%	272	—	—	—	272
	Greater than 2.50%	2,345	—	—	—	2,345
	Total	$3,058	$2,066	$21	$226	$5,371

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	47	9	339	298	693
	Greater than 2.50%	—	492	—	—	492
	Total	$47	$501	$339	$298	$1,185

Indexed Universal Life	0.00% - 1.50%	$—	$—	$—	$—	$—
	1.51% - 2.50%	1,112	218	1,001	—	2,331
	Greater than 2.50%	—	—	—	—	—
	Total	$1,112	$218	$1,001	$—	$2,331

EQUI-VEST Individual	0.00% - 1.50%	$47	$205	$—	$—	$252
	1.51% - 2.50%	42	—	—	—	42
	Greater than 2.50%	1,670	—	—	—	1,670
	Total	$1,759	$205	$—	$—	$1,964

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

EQUI-VEST Group	0.00% - 1.50%	$488	$2,020	$11	$277	$2,796
	1.51% - 1.51%	269	—	—	—	269
	Greater than 2.50%	2,642	—	—	—	2,642
	Total	$3,399	$2,020	$11	$277	$5,707

Separate Account - Summary
The following tables reconcile the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Separate Account Reconciliation
VUL	$2,597	$2,128
GMxB Core	4,072	2,166
IE	620	226
Reinsured	1,095	1,022
Other	519	212
Total	$8,903	$5,754

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Year Ended December 31, 2024
	VUL	GMxB Core	IE	Reinsured (2)
	(in millions)
Balance, beginning of period	$2,128	$2,166	$226	$1,022
Premiums and deposits	442	1,558	1,456	20
Policy charges	(149)	(32)	—	(32)
Surrenders and withdrawals	(57)	(88)	(21)	(86)
Benefit payments	(20)	(13)	(2)	(20)
Investment performance (1)	313	281	39	191
Net transfers from (to) general account	(60)	200	(1,078)	—
Other charges	—	—	—	—
Balance, end of period	$2,597	$4,072	$620	$1,095

Cash surrender value	$2,264	$3,791	$592	$—
_______________
(1)Investment performance is reflected net of mortality and expense fees.
(2)Reinsured primarily reflects Protective Life reinsured ceded business.

	Year Ended December 31, 2023
	VUL	GMxB Core	IE	Reinsured (1)
	(in millions)
Balance, beginning of period	$1,653	$756	$26	$913
Premiums and deposits	407	1,117	511	21
Policy charges	(133)	(12)	—	(32)
Surrenders and withdrawals	(47)	(37)	(6)	(70)
Benefit payments	(10)	(6)	—	(16)
Investment performance (2)	315	188	15	(2)
Net transfers from (to) general account	(57)	160	(320)	208
Other charges	—	—	—	—
Balance, end of period	$2,128	$2,166	$226	$1,022

Cash surrender value	$1,796	$2,011	$216	$—
______________
(1)Reinsured primarily reflects Protective Life reinsured ceded business.
(2)Investment performance is reflected net of mortality and expense fees.
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	December 31, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$3,181	$5,643	$68	$11	$8,903
Total	$3,181	$5,643	$68	$11	$8,903

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Other	Total
	(in millions)
Asset Type
Mutual Funds	$2,642	$3,100	$12	$5,754
Total	$2,642	$3,100	$12	$5,754

10)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.
The following table summarizes the effect of reinsurance:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Direct charges and fee income	$458	$383	$266
Reinsurance assumed - Equitable Financial	1,307	1,015	—
Reinsurance ceded	(119)	(111)	(37)
Policy charges and fee income	$1,646	$1,287	$229

Direct premiums	$422	$353	$272
Assumed premiums	51	—	—
Reinsurance assumed - Equitable Financial	168	174	—
Reinsurance ceded	(56)	(59)	(49)
Premiums	$585	$468	$223

Direct policyholders’ benefits	$498	$460	$419
Assumed policyholders’ benefits	48	—	—
Reinsurance assumed - Equitable Financial	707	528	—
Reinsurance ceded	(100)	(108)	(119)
Policyholders’ benefits	$1,153	$880	$300

Direct interest credited to policyholders’ account balances	$637	$250	$106
Reinsurance assumed - Equitable Financial	623	471	—
Reinsurance ceded	(31)	(33)	(16)
Interest credited to policyholders’ account balances	$1,229	$688	$90
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable Financial. The following table summarizes the composition of the pool of assets:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$21,677	$21,677	$24,725	$24,725
Mortgage loans on real estate	7,668	6,817	8,405	7,409
Policy loans	274	275	248	250
Other equity investments	809	809	238	238
Other invested assets (1)	10,770	10,770	8,256	8,257
Total assets supporting funds withheld	$41,198	$40,348	$41,872	$40,879
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.
11)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. The Company has entered into related party transactions that are described herein.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable Financial, effective for April 1, 2023. See Note 10 of the Notes to these Consolidated Financial Statements for further details.
Equitable Financial term insurance contracts outside of New York that allow policyholders to convert their policies into permanent life insurance contracts are fulfilled by the Company upon conversion. As part of fulfillment the Company takes on additional mortality risks, and accordingly is compensated for the expected adverse mortality cost and additional expenses incurred in fulfilling Equitable Financial’s term conversion obligations. Under this agreement that commenced in 2022, Equitable Financial paid the Company $20 million and $24 million and $22 million during the years ended December 31, 2024, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The Company is party to administrative agreements with EIMG and EIM LLC where the Company provides certain administrative services to EIMG and EIM LLC related to the establishment and maintenance of the Separate Accounts, shareholder servicing, customer support, and other similar services. The administrative fees are recorded in investment management and service fees. During the years ended December 31, 2024, 2023 and 2022, the Company recorded fees earned from EIMG and EIM LLC of $31 million, $17 million and $12 million.
Under Equitable America’s service agreement with Equitable Financial, personnel services, employee benefits, facilities, supplies and equipment are provided to Equitable America to conduct its business. The associated costs related to the service agreement are allocated to Equitable America based on methods that management believes are reasonable, including a review of the nature of such costs and activities performed to support Equitable America. As a result of such allocations, Equitable America incurred expenses of $143 million, $121 million, and $116 million during years ended December 31, 2024, 2023 and 2022, respectively.
Equitable America incurred distribution fee charges from Equitable Network, LLC of $438 million, $303 million, and $138 million in years ended December 31, 2024, 2023 and 2022, respectively, and from Equitable Distributors of $463 million, $332 million, and $82 million in years ended December 31, 2024, 2023 and 2022, respectively, for distributing Equitable America’s products.
In addition to the Equitable Financial service agreement, Equitable America has various other service and investment advisory agreements with AB. The amount of expenses incurred by Equitable America related to these agreements were $15 million, $5 million, and $3 million for years ended December 31, 2024, 2023 and 2022, respectively.
Effective December 15, 2023, EQ AZ Life Re Company (“EQ AZ Life Re”), a captive affiliate, novated to the Company, a Variable Annuity reinsurance treaty it had been assuming from Equitable Financial Life Insurance Company, a New York domiciled affiliate. Specifically, under the coinsurance treaty, the Company assumed 100% quota share of Guaranteed Minimum Income Benefits (“GMIB”) liabilities from EFLIC Accumulator product contracts issued from May 1, 1999 through August 31, 2005, in excess of existing non-affiliated reinsurance, which are subject to certain maximum amounts or calculation on aggregate. Under this transaction, EQ AZ Life Re transferred to the Company $63 million in cash and the Company recorded a change in MRB of $63 million in the consolidated statements of income (loss).
Equitable America cedes a portion of its life business through excess of retention treaties to Equitable Financial on a yearly renewal term basis and reinsured the no-lapse guarantee riders through EQ AZ Life Re on a 90% first dollar quota share basis. The letter of credit amount was $50 million and $45 million in the years ended December 31, 2024 and 2023, respectively and was guaranteed by Holdings. Premiums ceded from the above mentioned affiliated reinsurance transactions during years ended December 31, 2024, 2023 and 2022, were $9 million, $9 million and $8 million, respectively. There were no claims ceded for any of the years.
The Company has entered into a borrowing agreement with Holdings. Under the agreement, the Company is authorized to borrow, on an unsecured basis, from EQH an aggregate amount not to exceed 3% of the admitted assets of the Company’s general account as of the end of the previous year. The proceeds of such borrowings shall be used for short-term liquidity purposes. The terms of such borrowings shall reflect arms’ length terms for similar loans to unaffiliated third parties and the interest rate on any loan obtained pursuant to this agreement shall be at a market rate for a loan of comparable maturity to a similarly situated borrower.
12)     SHARE-BASED COMPENSATION PROGRAMS
Certain employees of Equitable Financial who perform services for the Company participate in various share-based payment arrangements sponsored by Equitable Financial or Holdings. The Company was allocated $3 million, $2 million, and $3 million of compensation costs, included in compensation and benefits in the consolidated statements of income (loss), for share-based payment arrangements during the years ended December 31, 2024, 2023 and 2022, respectively.
13)    INCOME TAXES

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

A summary of the income tax (expense) benefit in the statements of income (loss) follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$5	$(790)	$—
Deferred (expense) benefit	(155)	556	22
Total	$(150)	$(234)	$22
The Federal income taxes attributable to operations are different from the amounts determined by multiplying the earnings before income taxes by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Expected income tax (expense) benefit	$(149)	$(299)	$24
Non-taxable investment income	3	1	2
Valuation allowance	—	64	(4)
Other	(4)	—	—
Income tax (expense) benefit	$(150)	$(234)	$22
The components of the net deferred income taxes are as follows:

	December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Net operating loss and credits	$106	$—	$4	$—
Reserves and reinsurance	856	—	1,144	—
DAC	—	226	—	128
Unrealized investment gains (losses)	57	—	34	—
Investments	—	99	—	421
Other	—	82	108	—
Valuation allowance	(20)	—	(5)	—
Total	$999	$407	$1,285	$549
During the fourth quarter of 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. During the year ended December 31, 2023 management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. The Company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income.
For the year ended December 31, 2024, the Company recorded an increase to the valuation allowance of $15 million due to changes in the value of the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. For the year ended December 31, 2023, the Company recorded decreases to the valuation allowance of $16 million in other comprehensive income and $64 million in net income. As of the years ended December 31, 2024 and 2023, a valuation allowance of $20 million and $5 million, respectively, remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.

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
The Company has Federal net operating loss carryforwards of $486 million and $0 million, for the years ending December 31, 2024 and 2023, respectively, which do not expire.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$1	$1	$1
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at Balance, end of period	$1	$1	$1

Unrecognized tax benefits that, if recognized, would impact the effective rate	$1	$1	$1

It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2024, tax years 2014 through 2018 and 2020 through 2024 remain subject to examination by the IRS.
14)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	December 31,
	2024	2023
	(in millions)
Unrealized gains (losses) on investments	$(154)	$(51)
Market risk benefits - instrument-specific credit risk component	(666)	(649)
Liability or future policy benefits - current discount rate component	19	6
Accumulated other comprehensive income (loss)	$(801)	$(694)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The components of OCI, net of taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(121)	$192	$(495)
(Gains) losses reclassified into net income (loss) during the period (1)	—	4	6
Net unrealized gains (losses) on investments	(121)	196	(489)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	18	—	9
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(9), $33,$(25))	(103)	196	(480)
Change in LFPB discount rate and MRB credit risk
Change in market risk benefits - instrument-specific credit risk (net of deferred income tax expense (benefit) of $(3), $(137), $0)	(13)	(513)	1
Changes in liability for future policy benefits - current discount rate (net of deferred income tax expense (benefit) of $3, $1, $0)	9	4	—
Other comprehensive income (loss)	$(107)	$(313)	$(479)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $0 million, $(1) million, $(1) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $5 million.
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

FHLB
As a member of the FHLB, the Company has access to collateralized borrowings. It also may issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements would require the Company to pledge qualified mortgage-backed assets and/or government securities as collateral, and would be reported in policyholders’ account balances in the balance sheets. The Company had no collateralized borrowings or funding agreements outstanding at December 31, 2024 or December 31, 2023. The Company has purchased $4 million of FHLB stock as of December 31, 2024.
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $1.0 billion. The Company had $0 outstanding as of December 31, 2024 and December 31, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2024, these arrangements include commitments by the Company to provide equity financing of $243 million to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

The Company had $93 million of commitments under existing mortgage loans or mortgage loan commitment agreements at December 31, 2024.
16)    INSURANCE STATUTORY FINANCIAL INFORMATION
For 2024, 2023 and 2022, respectively, the Company’s statutory net income (loss) totaled $718 million, $812 million and $(21) million. Statutory surplus, Capital stock and AVR totaled $4.1 billion and $4.4 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, Equitable America, in accordance with various government and state regulations, had $8 million of securities on deposit with such government or state agencies.
Dividend Restrictions
As a domestic insurance subsidiary regulated by the insurance laws of Arizona, Equitable America is subject to restrictions as to the amounts the Company may pay as dividends and amounts the Company may repay of surplus notes to EFS.
Under Arizona Insurance Law, a domestic life insurer may without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. Based on this formula, the Company could pay an ordinary dividend of up to approximately $347 million during 2025.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Intercompany Reinsurance
Equitable America reinsured the no lapse guarantee riders contained in certain variable and interest-sensitive life policies to EQ AZ Life Re. Equitable America receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re held letters of credit of $50 million and $45 million as of December 31, 2024 and 2023, respectively. These letters of credit were guaranteed by Holdings.
Prescribed and Permitted Accounting Practices
As of December 31, 2024, the following two prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
During 2022, Equitable Life Financial Insurance Company of America received approval from the Arizona Department of Insurance and Financial Institutions pursuant to A.R.S. 20-515 for Separate Account No. 68A (“SA 68A”) for our Structured Capital Strategies product, Separate Account No. 69A (“SA 69A”) for our EQUI-VEST product Structured Investment Option and Separate Account No. 71A (“SA 71A”) for our Investment Edge Structured Investment Option, to permit us to use book value as the accounting basis of these three non-insulated Separate Accounts instead of fair value in accordance with the NAIC Accounting and Practices and Procedures Manual to align with how we manage and measure our overall general account asset portfolio. The impact of the application is a decrease of approximately $78 million in statutory surplus as of December 31, 2024.
The Arizona Department of Insurance and Financial Institutions granted to Equitable America a permitted practice to deviate from SSAP No. 108 by applying special accounting treatment for specific derivatives hedging variable annuity benefits subject to fluctuations as a result of interest rate sensitivities. The permitted practice expands on SSAP No. 108 hedge accounting to include equity risks for the full scope of Variable Annuity (VA) contracts (i.e., not just the rider guarantees but for the VA total contract). The permitted practice allows Equitable America to adopt SSAP 108 retroactively from October 1, 2023 and applies to both directly held VA hedges as well as VA hedges in the Equitable America funds withheld asset that resulted from the Reinsurance Treaty. In the calculation of the amount of excess VA equity and interest rate derivative hedging gains/losses to defer (including Net investment income on our Equity Total Return Swaps), the permitted practice allows us to compare our total equity and interest derivatives gains and losses to 100% of our target liability change. Any hedge gain or loss deferrals will follow SSAP No. 108 amortization rules (i.e. 10-year straight line). The impact of applying this permitted practice relative to SSAP 108 was an increase of approximately $1.4 billion in statutory special surplus funds as of December 31, 2024.
Differences between Statutory Accounting Principles and U.S. GAAP
Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with SAP and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP; (g) the fair valuing of all acquired assets and liabilities including intangible assets required for U.S. GAAP purchase accounting is not recognized in SAP; (h) reserves and reinsurance recoverables on unpaid claims on reinsured business are netted in aggregate reserves and the liability for life policy claims, respectively, under SAP while under U.S. GAAP these reinsured amounts are reflected as an asset; (i) under SAP, premiums, regardless of policy type, are recognized when due and include the change in the deferred premium asset while under U.S. GAAP revenue recognition varies by product type and does not include the change in deferred premiums; and (j) derivatives unrealized gains and losses recognized in surplus under SAP but in income under U.S. GAAP.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
17)    BUSINESS SEGMENT INFORMATION
Equitable America has one reportable segment: insurance. The insurance segment derives revenues from customers by providing variable annuity, life insurance and employee benefit products to both individuals and businesses. Equitable America derives revenue primarily from 49 states (not including New York), the District of Columbia, Puerto Rico and the U.S. Virgin Islands and manages the business activities on a consolidated basis. The accounting policies for the segment are the same as those described in Note 2 of the Notes to these Consolidated Financial Statements.
The CODM is the chief executive officer and President of Equitable America. The CODM assesses performance for the insurance segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statements of Income (Loss) as Net income (loss). The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets. The CODM uses Net income (loss) to evaluate income generated from the insurance segment assets (return on assets) in deciding whether to reinvest profits into the insurance segment or into other parts of the entity, such as for acquisitions or to pay dividends.
Refer to the Statements of Consolidated Income/(Loss) for expense detail evaluated by the CODM.
Revenue from external customers, by product, is shown in the table that follows:

	Year Ended December 31,
	2024 (1)	2023 (1)	2022
	(in millions)
Individual Variable Annuity Products
Premiums	$—	$—	$—
Fees	98	33	13
Others	6	4	2
Total	$104	$37	$15

Life Insurance Products
Premiums	$—	$—	$—
Fees	383	368	343
Others	—	—	1
Total	$383	$368	$344

Employee Benefit Products
Premiums	$366	$294	$223
Fees	—	—	—
Others	3	1	1
Total	$369	$295	$224

Other
Premiums	$51	$—	$—
Fees	—	—	—
Others	1	—	—
Total	$52	$—	$—
(1) Excludes reinsurance assumed from Equitable Financial.

18)    UNPAID CLAIM AND CLAIM EXPENSES
The following summarizes the change in liability for unpaid claims and claim expenses:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
Liability for Unpaid Claims and Claim Expenses

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Gross Balance, beginning of period	$141	$110	$78
Less Reinsurance	48	36	23
Net Balance, beginning of period	93	74	55

Incurred Claims (net) Related to:
Current Period	279	237	190
Prior Period	(14)	(15)	(6)
Total Incurred	265	222	184

Paid Claims (net) Related to:
Current Period	189	162	131
Prior Period	53	41	34
Total Paid	242	203	165

Net Balance, end of period	117	93	74
Add Reinsurance	48	48	36
Gross Balance, end of period	$165	$141	$110

The table below presents incurred claims development as of December 31, 2024, net of reinsurance, cumulative claims frequency, and the total incurred but not reported liability (“IBNR”) for Equitable America’s long-term disability business:

	2024	2023	2022	2021	2020	2019	2018	2017	IBNR	Claim Frequency
	(in millions)
Long-term Disability
Incurral Year
2017	$2	$2	$2	$2	$2	$2	$2	$2		113
2018	5	5	5	4	5	4	5			191
2019	5	5	5	5	6	7				265
2020	8	8	8	9	10					374
2021	16	19	16	16						660
2022	19	20	22							722
2023	27	13								952
2024	39								$14	698
Cumulative LTD Incurred Claims	$121	$72	$58	$36	$23	$13	$7	$2	$14

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued
The table below presents incurred claims development as of December 31, 2023, net of reinsurance, cumulative claims frequency, and total IBNR for Equitable America’s long-term disability business:

	2023	2022	2021	2020	2019	2018	2017	IBNR	Claim Frequency

Long-term Disability
Incurral Year
2017	$2	2	$2	$2	$2	$2	$2		113
2018	4	5	4	5	4	5			191
2019	5	5	5	6	7				265
2020	8	8	9	10					374
2021	15	16	16						653
2022	19	22							716
2023	29							$10	532
Cumulative LTD Incurred Claims	$82	$58	$36	$23	$13	$7	$2	$10

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
The following table reconciles the long-term disability net incurred claims development table to the liability for unpaid claims and claim expenses in the Company’s balance sheets:

	December 31,
	2024	2023
	(in millions)
Long-Term Disability Claim Development Table, net of reinsurance
Undiscounted LTD Incurred Claims, net of reinsurance	$121	$82
Subtract Cumulative LTD Paid Claims, net of reinsurance	(49)	(33)
Subtract Impact of LTD Discounting, net of reinsurance	(15)	(6)
LTD liabilities for unpaid claim and claim expense, net of reinsurance	$57	$43

Unpaid Claims and Claim Expenses, net of reinsurance
LTD liabilities for unpaid claim and claim expense, net of reinsurance	$57	$43
Other short-duration contracts, net of reinsurance	60	50
Total liabilities for unpaid claim and claim expense, net of reinsurance	$117	$93

Reinsurance Recoverable on unpaid claims
Long-term disability	$44	$43
Other short-duration contracts	4	5
Total Reinsurance Recoverable	$48	$48

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA
Notes to Consolidated Financial Statements, Continued

Total liability for unpaid claim and claim expense	$165	$141
19)    SUBSEQUENT EVENTS
Notes Issued to EFS
On January 3, 2025, the Company issued $200 million of floating rate notes to EFS. The notes had an interest rate of one-month SOFR plus a 15 basis point margin and 5 basis point spread and were repaid on January 16, 2025.
Purchase of Notes
On January 31, 2025, the Company purchased $619 million of floating rate notes from Equitable Financial.
RGA Reinsurance Transaction
On February 23, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, entered into a master transaction agreement with RGA pursuant to which at closing and subject to the terms and conditions set forth in the MTA, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction is expected to close in mid-2025.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2024

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$15	$15	$15
State, municipalities and political subdivisions	48	39	39
Foreign governments	50	48	48
Public utilities	1,763	1,720	1,720
All other corporate bonds	9,348	9,074	9,074
Residential mortgage-backed	2,641	2,632	2,632
Asset-backed	6,163	6,218	6,218
Commercial mortgage-backed	790	778	778
Total fixed maturities, AFS	20,818	20,524	20,524
Mortgage loans on real estate (2)	1,782	1,771	1,773
Policy loans	295	308	295
Other equity investments	35	35	35
Trading securities	3	—	—
Other invested assets	964	964	964
Total Investments	$23,897	$23,602	$23,591
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2024
Life insurance in-force	$111,252	$14,341	$—	$96,911	—%

Premiums:
Life insurance and annuities	$153	$32	$168	$289	58.1%
Accident and health	269	24	—	245	—%
Total premiums	$422	$56	$168	$534	31.5%

2023
Life insurance in-force	$108,947	$16,237	$36,074	$128,784	28.0%

Premiums:
Life insurance and annuities	$132	$28	$174	$277	62.8%
Accident and health	221	31	—	191	—%
Total premiums	$353	$59	$174	$468	37.2%

2022
Life insurance in-force	$100,944	$17,100	$—	$83,844	—%

Premiums:
Life insurance and annuities	$104	$22	$—	$82	—%
Accident and health	168	27	—	141	—%
Total premiums	$272	$49	$—	$223	—%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.
Remediation of Previously Reported Material Weakness
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

The Company’s management, including the Company’s CEO and CFO, had concluded that we did not timely design and implement effective controls over the Internal Reinsurance Treaty. Specifically, controls were not adequately designed or implemented to ensure the completeness and accuracy of the recording of the transaction in accordance with the contractual terms of the Internal Reinsurance Treaty. We concluded that the deficiency constituted a material weakness in internal controls over financial reporting, as this could have resulted in a misstatement of the reinsurance related balances or disclosures that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected. The material weakness described above did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report, but did result in immaterial errors to the interim periods ended September 30, 2023 and June 30, 2023.
As of December 31, 2024, management has completed remediation activities and has performed testing to evaluate the design and operating effectiveness of the controls. Specifically, we designed and implemented enhanced controls to validate the completeness and accuracy of the recording of the transaction in accordance with the contractual terms of the Internal Reinsurance Treaty. As a result, the Company concluded that it had remediated the material weakness.
Changes in Internal Control Over Financial Reporting
Except as noted above with respect to our remediation activities, there were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2024, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
Insider trading arrangements
During the three months ended December 31, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

	Year Ended December 31,
	2024	2023
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$0.9	$0.9
Audit-related fees	—	0.5
Tax fees	—	—
All other fees	—	—
Total	$0.9	$1.4

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
All services provided by PwC in 2024 were pre-approved in accordance with the procedures described above.
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

Assets under management (“AUM”)	Investment assets that are managed by one of our subsidiaries and includes: (i) assets managed by AB, (ii) the assets in our GAIA portfolio and (iii) the Separate Account assets of our retirement and protection businesses. Total AUM reflects exclusions between segments to avoid double counting.

Combined RBC Ratio	Calculated as the overall aggregate RBC ratio for the Company’s insurance subsidiaries including capital held for its life insurance and variable annuity liabilities and non-variable annuity insurance liabilities.

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and deposits and Renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

P&C	Property and casualty.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Protection Solutions Reserves	Equals the aggregate value of Policyholders’ account balances and Future policy benefits for policies in our Protection Solutions segment.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the NAIC.

Product Terms

401(k)	A tax-deferred retirement savings plan sponsored by an employer. 401(k) refers to the section of the Code pursuant to which these plans are established.

403(b)	A tax-deferred retirement savings plan available to certain employees of public schools and certain tax-exempt organizations. 403(b) refers to the section of the Code pursuant to which these plans are established.

457(b)	A deferred compensation plan that is available to governmental and certain non-governmental employers. 457(b) refers to the section of the Code pursuant to which these plans are established.

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Affluent	Refers to individuals with $250,000 to $999,999 of investable assets.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified length of time or for a lifetime.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.

Fixed Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that is fixed at issue.

Floating Rate GMxB	Guarantees on our individual variable annuity products that are based on a rate that varies with a specified index rate, subject to a cap and floor.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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
•“CISO” means Chief Information Security Officer
•“CLO” means collateralized loan obligation
•Code” means the internal Revenue Code of 1986
•“COLI” means corporate owned life insurance
•“Company” means Equitable Financial Life Insurance Company of America and its subsidiaries
•“CPPA” California Privacy Rights Agency
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
•“ECDIS” means external customer data and information sources
•“EFIMA” means Equitable Financial Investment Management America, LLC
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
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FSOC” means Financial Stability Oversight Council
•“GAIA” means general account investment portfolio
•“GCC” means group capital calculation
•“Generative AI” means generative artificial intelligence
•“Holdings” means Equitable Holdings, Inc.
•“IBNR” means incurred but not reported liability
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IMR” means interest maintenance reserve
•“IRS” means Internal Revenue Service
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
•“MSO” means Market Stabilizer Option
•“MTA” means Master Transaction Agreement
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NFA” means National Futures Association
•“NI” means non-insulated
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•“NYDFS” means New York State Department of Financial Services
•“OCI” means other comprehensive income
•“ORSA” means Own Risk and Solvency Assessment Model Act
•“OTC” means over-the-counter
•“PD” means probability of default
•“PFBL” means profits followed by losses
•“PPWG” means Privacy Protections Working Group

•“Prudential Regulators” means collectively, SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency
•“PTEs” means prohibited transaction exemptions
•“PwC” means PricewaterhouseCoopers LLP
•“RBC” means risk-based capital
•“RC” means Retirement Cornerstone
•“Regulation BI” means Regulation Best Interest
•“RGA” means Reinsurance Group of America
•“Safeguards Rule” means amendments to the Standards for Safeguarding Customer Information Rule“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SIA” means Sales Inducement Asset
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

19.1		Equitable Holdings, Inc.’s Insider Trading Policy (incorporated by reference to Exhibit 19 to Equitable Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2024).
23.1	#	Consent of PricewaterhouseCoopers LLP
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company of America has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2025.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY OF AMERICA

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 20, 2025.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Arlene Isaacs-Lowe	Director
Arlene Isaacs-Lowe

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Craig MacKay	Director
Craig MacKay

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill

/s/ Douglas Dachille	Director
Douglas Dachille